Form 10-K
period 1993-12-31
KOGER EQUITIES INC
filed 1994-03-15
CIK 835664

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal year ended December 31, 1993 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from              to

                       Commission File Number 1-9997
                            KOGER EQUITY, INC.
         (Exact name of Registrant as specified in its Charter)

                                FLORIDA
       (State or other jurisdiction of incorporation or organization)
                               59-2898045
                  (I.R.S. Employer Identification No.)

3986 Boulevard Center Drive, Suite 101
        Jacksonville, Florida                                      32207
(Address of principal executive office)                          (Zip code)
       Registrant's telephone number, including area code: 904/398-3403

         Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Exchange on Which Registered
Common Stock, Par Value $.01                  American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                               Title of Class
                                    NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes       X        No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1994, was approximately $129,779,000.

The number of shares of Registrant's Common Stock outstanding on March 1, 1994, was 17,597,177.

                    Documents Incorporated by Reference
The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the Annual Meeting of Shareholders to be held on May 10, 1994, is incorporated by reference in Part III of this report.

                            TABLE OF CONTENTS


ITEM NO.                   DESCRIPTION                             PAGE NO.

PART I
  1.    BUSINESS . . . . . . . . . . . . . . . . . . . . .                1

  2.    PROPERTIES . . . . . . . . . . . . . . . . . . . .                3

  3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .               12

  4.    SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS. . . . . . . . . . . . .               13

PART II
  5.    MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS . . . . . . . . .               14

  6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . .               15

  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS . . . . . . . . . . . . . . . . . .               16

  8.    FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA. . . . . . . . . . . . . . . .               26

  9.    CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .               55

PART III
  10.   DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT . . . . . . . . . . . . . . . .               55

  11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . .               56

  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT . . . . . . . . . . . . . .               56

  13.   CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS. . . . . . . . . . . . . . .               56

PART IV
  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K . . . . . . . . . . . . .               57

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .               63

                                 PART I

Item 1. BUSINESS

General

       Koger Equity, Inc. is engaged in acquiring and holding commercial office buildings for the production of income (Koger Equity, Inc. and its two wholly owned subsidiaries is hereafter referred to as the "Company").
As of December 31, 1993, the Company owned 219 commercial properties in 16 metropolitan areas in the Southeast and Southwest. A total of 126 buildings were acquired from Koger Properties, Inc. ("KPI") or its subsidiaries through 1990. As the result of the merger of KPI with and into the Company (the "Merger") on December 21, 1993, the Company acquired an additional 93 buildings. In addition, the Company provides property management services for third parties, including the 20 buildings owned by Centoff Realty Company, Inc., a subsidiary of Morgan Guaranty Trust Company of New York, and 92 office buildings owned by The Koger Partnership, Ltd. ("TKPL"). The Company provides these services through its wholly owned subsidiaries, Southeast Properties Holding Corporation, Inc. ("Southeast") and Koger Real Estate Services, Inc. ("KRES"). The Company is currently self-administered and self-managed.

       The Company operates in a manner so as to qualify as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (a "REIT"). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. Accordingly, the Company distributes at least 95 percent of its annual real estate investment trust taxable income to its shareholders. Since the Company intends to pay dividends equal to or in excess of 95 percent of its annual real estate investment trust taxable income and meets other qualifying criteria for a real estate investment trust, no federal income tax provision has been recorded. To be eligible to be a REIT, a corporation must meet five substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive sources;
(b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) less than 30 percent of its gross income must be derived from the sale or other disposition of certain items, including certain real property held for less than four years; (d) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets are adequately diversified; and (e) each year, it must distribute at least 95 percent of its REIT taxable income. Management fee revenue does not qualify as passive income for purposes of determining whether the Company has met the REIT requirement that at least 95 percent of the Company's gross income is derived from passive sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes.

       No single tenant occupies 10 percent or more of the net rentable area of the Company's buildings or contributes 10 percent or more of the Company's rental revenues. Some of the Company's principal tenants are the State of Florida, U. S. Government, Blue Cross/Blue Shield, Lumbermans Mutual Casualty Company, Travelers Insurance Company, State of Texas, Aetna, FDIC, USAA Federal Savings Bank and Bell South. Governmental tenants (including the State of Florida and the United States Government), which account for 22 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, with the current economic conditions related to the rental of office space, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

Merger of KPI and the Company; Resolution of KPI Chapter 11 Case

       On September 25, 1991, KPI filed a petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court"). The Company was the single largest creditor of KPI in the KPI Chapter 11
Case (indebtedness to the Company of approximately $116 million).  On
April 30, 1993, the Company and KPI jointly proposed a plan of reorganization of KPI (the "Plan") which provided for the merger of KPI with and into the Company in exchange for the issuance of shares of the Company's common stock (the "Shares") to certain creditors of KPI and the issuance of warrants to purchase Shares (the "Warrants") to shareholders of KPI and holders of certain securities laws claims against KPI and the settlement of the Company's claim against KPI. On August 11, 1993, the shareholders of the Company approved the Merger and the issuance of the Shares and Warrants pursuant thereto.

       On December 8, 1993, the Plan was confirmed by the Bankruptcy Court and the Merger became effective on December 21, 1993. Pursuant to the Merger, 6,158,977 Shares, or approximately 35 percent of the Shares outstanding after the Merger, and Warrants to purchase an aggregate of 644,000 Shares (3.5 percent of currently outstanding shares on a fully diluted basis) were issued under the Plan and Merger. The Warrants are to be exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at the option of the Company at prices ranging from $1.92 to $5.24 per Warrant.

       With the Merger, the Company succeeded to substantially all of the assets of KPI, free and clear of all liens, claims and encumbrances, except
(i) encumbrances relating to certain secured indebtedness of KPI (aggregating $182.6 million) which was restructured under the Plan and (ii) an option and right of first refusal held by TKPL on certain developed buildings and parcels of undeveloped land, which are located in TKPL office centers. KPI assets acquired by the Company in the Merger included 93 buildings containing 3,848,130 net rentable square feet together with approximately 295 acres of unimproved land suitable for development, and 1,781,419 Shares held by KPI. As a result of the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger. In addition, KPI transferred all of its debt and equity interests in TKPL to Southeast, which became the managing general partner of TKPL.

Competition

       The Company competes in the leasing of office space with a considerable number of other realty concerns, both local and national, some of which have greater resources than the Company. Through its ownership of suburban office parks, the Company seeks to attract tenants by offering office space convenient to residential areas and away from the congestion and attendant traffic problems of the downtown business districts. In recent years both local and national concerns have built competing office parks and single buildings in suburban areas in which the Company's centers are located. In addition, the Company competes for tenants with large high-rise office buildings generally located in the downtown business districts of these cities. Although competition from other lessors of office space varies from city to city, the Company has been able to attain and maintain what it considers satisfactory occupancy levels at satisfactory rental rates. However, higher vacancy levels in metropolitan areas in which the Company's properties are located have had an adverse affect on the Company's ability to increase its rental rates while maintaining satisfactory occupancy levels.

Investment Policies

       The Company is not currently engaged in the acquisition of additional properties and does not contemplate acquiring any material additional properties for the foreseeable future.

       The investment policies of the Company may be changed by the Company's directors at any time without notice to or a vote of security holders. The Company has no current policy which limits the percentage of its assets which may be invested in any one type of investment or the geographic areas in which the Company may acquire properties. The Company, however, intends to continue to operate so as to qualify for tax treatment as a REIT.
Although it has no current plans to do so, the Company may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. It also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities, although the Company does not intend to become an investment company regulated under the Investment Company Act of 1940.


        For the year ended December 31, 1993, all of the Company's rental revenues were derived from the buildings purchased from KPI or buildings acquired pursuant to the Merger. All of the Company's 1993 interest revenues were derived from temporary cash investments.

Employees

        Prior to the Merger, the Company had seven full-time employees. Through that date the Company paid Koger Management, Inc. ("KMI"), a wholly owned subsidiary of KPI, five percent of gross rental income for property management and leasing services. Salaries for property management and leasing services were paid by KMI. With the consummation of the Merger, the Company became fully self-managed. In connection with its current real estate operations and property management agreements, the Company has a combined financial, administrative, leasing, and center maintenance staff of 242 employees. A resident general manager is responsible for the leasing and operations of all buildings in a center or city. The Company has approximately 100 employees who perform maintenance activities.

Item 2. PROPERTIES

General

      At December 31, 1993, the Company owned 219 office buildings located in 21 Koger Centers in the 16 metropolitan areas of Jacksonville, Miami, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Greenville, South Carolina; Charlotte, Greensboro and Raleigh, North Carolina; Memphis, Tennessee; Austin, El Paso, and San Antonio, Texas;
Tulsa, Oklahoma; and Norfolk, Virginia. These centers have been developed in campus-like settings with extensive Landscaping and ample tenant parking. The buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. Each building contains lobby and lounge areas and is centrally air-conditioned. All multi-story buildings contain elevators.
The centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

        Leases on these properties vary between net leases (where the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (where the Company pays all such items). Most leases are on a gross basis and are for terms varying from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. At December 31, 1993, the Company's buildings were on average 88 percent leased and the average effective annual rent per net rentable square foot was $13.26. The buildings are occupied by numerous tenants, many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

        New leases and renewals of existing leases are negotiated at the current market rate at date of execution. The Company endeavors to require escalation provisions in all of its gross leases. As of December 31, 1993, approximately 38 percent of the annualized gross rental revenues was derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increase); approximately 56 percent was derived from leases containing escalation provisions based upon real estate tax and operating expense increases; and approximately 6 percent was derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

        The Company owns approximately 295 acres of unimproved land suitable for development located in the metropolitan areas of Birmingham, Alabama; Jacksonville, Miami, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Columbia and Greenville, South Carolina; Charlotte, Greensboro, and Raleigh, North Carolina; Memphis, Tennessee; Austin and San Antonio, Texas; Tulsa, Oklahoma; and Norfolk and Richmond, Virginia. A portion of this land has been partially or wholly developed with streets and/or utilities.

Title to Property

        No examinations of title to real properties have been made for the purpose of this report. However, the Company obtained title insurance on all of its properties acquired prior to the Merger at the time of their purchases. Although no additional title insurance was obtained related to the properties acquired from KPI pursuant to the Merger, the Company succeeded to KPI's existing title policies on the properties acquired in the Merger. The
Company believes that all of the real estate described herein as owned by the Company is owned in fee simple without encumbrances except for the leases and mortgages described in this report and other encumbrances which do not substantially interfere with the use of the properties or have a material adverse effect upon their values.


Property Location and Other Information

        The following table sets forth information relating to the properties owned by the Company as of December 31, 1993.

                                                      Land
                           Number         Net        Improved     Unimproved
                             of         Rentable    with Bldgs       Land
Center                    Buildings      Sq.Ft.     (In Acres)    (In Acres)

Atlanta Chamblee             22          947,920        76.2          2.5
Atlanta Gwinnett                                                     31.0
Austin                       12          370,860        29.6          1.8
Birmingham                                                           30.0
Charlotte Carmel              1          109,600         7.6         27.0
Charlotte East               11          468,820        39.9          3.9
Columbia Spring Valley                                                1.0
El Paso                      14          251,930        19.6
Greensboro South             13          610,470        46.0
Greensboro Wendover                                                  18.5
Greenville                    8          290,560        24.7          4.5
Jacksonville Baymeadows       4          467,860        34.6         13.3
Jacksonville Central         32          677,680        48.4          0.4
Memphis Germantown            3          258,400        18.4         16.2
Memphis Kirby Gate                                                   23.0
Miami                         1           96,800         5.6          8.1
Norfolk West                  1           59,680         4.0         16.0
Orlando Central              22          565,220        46.0
Orlando University            2          159,600        11.6         15.5
Raleigh Crossroads            1           77,500         9.1         28.0
Richmond South                                                       23.0
San Antonio                  26          788,670        63.5         11.0
St. Petersburg               15          519,320        64.4          7.2
Tallahassee Apalachee Pkwy   14          408,500        33.7
Tallahassee Capital Circle    4          300,700        23.3
Tulsa North                   2          103,520         9.1         13.4
Tulsa South                  11          372,760        26.9
                            219        7,906,370       642.2        295.3

Occupancy

        The following table sets forth, with respect to the Company's centers at December 31, 1993, the number of buildings, number of leases, net rentable square feet, weighted average leased rate, and the average effective annual rent per net rentable square foot.

                                                                        Avg. Effective
                                                  Net       Weighted      Annual Rent
                             Number    Number   Rentable     Average         Per
                               Of        Of      Square      Leased      Net Rentable
Center                     Buildings   Leases     Feet       Rate (1)    Sq. Ft. (2)

Atlanta Chamblee               22        194     947,920        83%         $14.65
Austin                         12        180     370,860        95%          11.90
Charlotte Carmel                1         14     109,600        99%          15.25
Charlotte East                 11        168     468,820        76%          12.90
El Paso                        14        195     251,930        93%          12.40
Greensboro South               13        186     610,470        94%          13.10
Greenville                      8        143     290,560        80%          13.05
Jacksonville Baymeadows         4         32     467,860       100%          14.50
Jacksonville Central           32        265     677,680        68%          12.00
Memphis Germantown              3         59     258,400        99%          16.60
Miami                           1         19      96,800        94%          18.45
Norfolk West                    1         16      59,680        79%          16.40
Orlando Central                22        178     565,220        87%          13.25
Orlando University              2         39     159,600        88%          15.95
Raleigh Crossroads              1          8      77,500       100%          15.40
San Antonio                    26        302     788,670        89%          10.35
St. Petersburg                 15        163     519,320        80%          12.65
Tallahassee Apalachee Pkwy     14         95     408,500        93%          14.75
Tallahassee Capital Circle      4          9     300,700       100%          16.70
Tulsa North                     2         29     103,520        83%           9.75
Tulsa South                    11        155     372,760        81%           9.05
  Total                       219      2,449   7,906,370

Weighted Average                                                88%         $13.26


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing annual gross rental revenues for a center by the net rentable square feet applicable to such gross rental revenues. Annual rental is rounded to the nearest $.05.


Lease Expirations on the Company's Properties

     The following schedule sets forth for each of the Company's centers (i) the number of tenants whose leases will expire in calendar years 1994 through 2002, (ii) the total area in square feet covered by such leases, (iii) the current annual rental represented by such leases, and (iv) the percentage of gross annual rental for such center contributed by such leases. This information is based on the buildings owned by the Company on December 31, 1993 and on the terms of leases in effect as of December 31, 1993, on the basis of then existing base rentals, and without regard to the exercise of options to renew. This table does not include tenants in possession where leases were in process of execution but were not delivered to the Company at December 31, 1993. Leases representing 23.0 percent, 28.5 percent and 16.2 percent of the Company's annual rentals at December 31, 1993 are due to expire in 1994, 1995, and 1996, respectively.

                                             Leases in Effect December 31, 1993, Expiring During the Calendar Years

                                 1994       1995       1996       1997       1998      1999      2000    2001    2002     OTHER

ATLANTA CHAMBLEE
 Number of Tenants                 94         28         36         11         11         7         2               2         3
 Number of Sq. Ft.            144,581     95,405    134,927     61,881    122,350    63,287    32,964          39,490    89,667
 Annual Rental $            1,994,078  1,350,561  2,086,746    792,403  1,721,141   916,029   647,733         518,790 1,482,679
 % Gross Annual Rent            17.4%      11.7%      18.1%       6.9%      15.0%      8.0%      5.6%    0.0%    4.5%     12.8%

AUSTIN
 Number of Tenants                 74         45         51          5          5
 Number of Sq. Ft.            132,088    108,219     86,398     18,150      8,031
 Annual Rental $            1,459,616  1,260,206  1,164,096    216,395    102,932
 % Gross Annual Rent            34.7%      30.0%      27.7%       5.1%       2.5%      0.0%      0.0%    0.0%    0.0%      0.0%

CHARLOTTE EAST
 Number of Tenants                 97         34         23         10          4
 Number of Sq. Ft.            171,569     89,341     54,816     15,901     24,130
 Annual Rental $            2,181,362  1,277,254    679,557    191,073    261,779
 % Gross Annual Rent            47.5%      27.8%      14.8%       4.2%       5.7%      0.0%      0.0%    0.0%    0.0%      0.0%

CHARLOTTE CARMEL
 Number of Tenants                  2          2                     3          6                   1
 Number of Sq. Ft.              2,402      6,530                59,570     38,849               1,054
 Annual Rental $               42,624     99,643               795,544    693,965              21,065
 % Gross Annual Rent             2.6%       6.0%       0.0%      48.1%      42.0%      0.0%      1.3%    0.0%    0.0%      0.0%

EL PASO
 Number of Tenants                 86         35         56          9          8                   1
 Number of Sq. Ft.             73,786     51,167     73,967     15,018     16,190               4,726
 Annual Rental $              872,837    634,700    882,557    211,250    210,192              99,840
 % Gross Annual Rent            30.0%      21.8%      30.3%       7.3%       7.2%      0.0%      3.4%    0.0%    0.0%      0.0%

GREENSBORO SOUTH
 Number of Tenants                 84         36         40         11         10         1         2       1       1
 Number of Sq. Ft.             75,772     81,943     97,720    114,592    139,446       720    15,254  17,366  30,521
 Annual Rental $            1,051,701  1,185,330  1,293,010  1,620,547  1,640,152     9,000   125,128 199,564 378,328
 % Gross Annual Rent            14.0%      15.8%      17.2%      21.6%      21.9%      0.1%      1.7%    2.7%    5.0%      0.0%

GREENVILLE
 Number of Tenants                 88         21         20          7          5                                             2
 Number of Sq. Ft.            123,401     46,102     24,712     14,949     11,486                                        11,938
 Annual Rental $            1,564,713    631,657    313,113    197,418    140,700                                       190,797
 % Gross Annual Rent            51.5%      20.8%      10.3%       6.5%       4.6%      0.0%      0.0%    0.0%    0.0%      6.3%



                                             Leases in Effect December 31, 1993, Expiring During the Calendar Years

                                 1994       1995       1996       1997       1998      1999      2000    2001    2002     OTHER

JACKSONVILLE BAYMEADOWS
 Number of Tenants                  2         14          5          5          5                   1
 Number of Sq. Ft.              4,924    381,641     24,063      5,825     23,226              23,900
 Annual Rental $               88,288  5,416,024    382,688     77,552    361,160             378,160
 % Gross Annual Rent             1.3%      80.8%       5.7%       1.2%       5.4%      0.0%      5.6%    0.0%    0.0%      0.0%

JACKSONVILLE CENTRAL
 Number of Tenants                107         53         48         20         27         6                                   4
 Number of Sq. Ft.            113,296     12,045     99,577     58,316     91,340    43,308                              23,406
 Annual Rental $            1,416,345  1,591,111  1,198,288    673,000  1,021,688   507,725                             279,181
 % Gross Annual Rent            21.2%      23.8%      17.9%      10.1%      15.3%      7.6%      0.0%    0.0%    0.0%      4.1%

MEMPHIS GERMANTOWN
 Number of Tenants                 17         11         17          9          5
 Number of Sq. Ft.             98,490     15,521     75,795     49,042     16,597
 Annual Rental $            1,667,886    255,451  1,230,007    830,815    265,037
 % Gross Annual Rent            39.3%       6.0%      28.9%      19.6%       6.2%      0.0%      0.0%    0.0%    0.0%      0.0%

MIAMI
 Number of Tenants                  3          9          5          1                    1
 Number of Sq. Ft.             24,399     46,803     11,391        823                7,746
 Annual Rental $              414,073    894,356    212,346     14,643              145,380
 % Gross Annual Rent            24.6%      53.2%      12.6%       0.9%       0.0%      8.7%      0.0%    0.0%    0.0%      0.0%

NORFOLK WEST
 Number of Tenants                  7          4          2                     2                                             1
 Number of Sq. Ft.             23,432     11,492      2,615                 4,822                                         5,030
 Annual Rental $              386,842    214,592     36,419                70,868                                        69,414
 % Gross Annual Rent            49.7%      27.6%       4.7%       0.0%       9.1%      0.0%      0.0%    0.0%    0.0%      8.9%

ORLANDO CENTRAL
 Number of Tenants                 75         38         35         17          9         2         1                         1
 Number of Sq. Ft.            165,999     80,046     81,103    104,064     40,395     2,494    12,606                     7,053
 Annual Rental $            2,217,442  1,123,425  1,040,580  1,341,690    505,724    33,647   170,522                    92,535
 % Gross Annual Rent            33.9%      17.2%      15.9%      20.6%       7.7%      0.5%      2.6%    0.0%    0.0%      1.6%

ORLANDO UNIVERSITY
 Number of Tenants                 13          6          9          6          3         1                                   1
 Number of Sq. Ft.             19,569     34,040     20,130     24,768     12,230    26,876                               3,171
 Annual Rental $              337,501    579,566    303,112    340,276    218,491   407,550                              60,439
 % Gross Annual Rent            15.0%      25.8%      13.5%      15.1%       9.7%     18.1%      0.0%    0.0%    0.0%      2.8%

RALEIGH CROSSROADS
 Number of Tenants                  4          1          2                                         1
 Number of Sq. Ft.              3,859      1,525     43,794                                    28,252
 Annual Rental $               59,218     23,646    670,073                                   437,681
 % Gross Annual Rent             5.0%       2.0%      56.3%       0.0%       0.0%      0.0%     36.7%    0.0%    0.0%      0.0%

SAN ANTONIO
 Number of Tenants                142         72         47         14         21         4                                   2
 Number of Sq. Ft.            175,399    227,267     89,323     39,399    136,164    15,655                              17,918
 Annual Rental $            1,827,234  2,350,340    934,613    412,692  1,349,864   170,014                             203,893
 % Gross Annual Rent            25.2%      32.4%      12.9%       5.7%      18.6%      2.3%      0.0%    0.0%    0.0%      2.9%


                                             Leases in Effect December 31, 1993, Expiring During the Calendar Years

                                 1994       1995       1996       1997       1998      1999      2000    2001    2002     OTHER

ST. PETERSBURG
 Number of Tenants                 58         34         34         16         16         3         1                         1
 Number of Sq. Ft.            102,601     73,673     51,748     96,210     56,946    21,532     8,182                     7,160
 Annual Rental $            1,370,142  1,069,677    685,490    905,626    735,732   273,865   110,387                   127,278
 % Gross Annual Rent            25.9%      20.3%      13.0%      17.2%      13.9%      5.2%      2.1%    0.0%    0.0%      2.4%

TALLAHASSEE APALACHEE PKWY
 Number of Tenants                 44         21         12          8          8         1                         1
 Number of Sq. Ft.             96,095    123,470     28,136     64,720     57,484     9,452                     2,346
 Annual Rental $            1,383,573  1,910,093    373,370    987,100    796,661   140,042                    31,392
 % Gross Annual Rent            24.6%      34.0%       6.6%      17.6%      14.2%      2.5%      0.0%    0.0%    0.5%      0.0%

TALLAHASSEE CAPITAL CIRCLE
 Number of Tenants                             7                     2
 Number of Sq. Ft.                       219,700                81,000
 Annual Rental $                       3,623,111             1,401,150
 % Gross Annual Rent             0.0%      72.1%       0.0%      27.9%       0.0%      0.0%      0.0%    0.0%    0.0%      0.0%

TULSA NORTH
 Number of Tenants                 12          5          8                     4
 Number of Sq. Ft.             21,207      6,644     45,885                12,547
 Annual Rental $              188,667     61,080    451,284               140,879
 % Gross Annual Rent            22.4%       7.3%      53.6%       0.0%      16.7%      0.0%      0.0%    0.0%    0.0%      0.0%

TULSA SOUTH
 Number of Tenants                 94         31         25          3          1         1
 Number of Sq. Ft.             71,045     82,974    111,937      6,806      6,051    22,643
 Annual Rental $              664,616    716,593  1,004,964     64,706     50,580   229,165
 % Gross Annual Rent            24.4%      26.2%      36.8%       2.4%       1.9%      8.3%      0.0%    0.0%    0.0%      0.0%

TOTAL OFFICE BUILDINGS
 Number of Tenants              1,103        507        475        157        150        27        10       1       4        15
 Number of Sq. Ft.          1,643,914  1,795,548  1,158,037    831,034    818,284   213,713   126,938  17,366  72,357   165,343
 Annual Rental $           21,188,758 26,268,416 14,942,313 11,073,880 10,287,545 2,832,417 1,990,516 199,564 928,510 2,506,216
 % Gross Annual Rent            23.0%      28.5%      16.2%      12.0%      11.2%      3.1%      2.2%    0.2%    1.0%      2.6%


Fixed Rate Indebtedness on the Company's Properties

          The following table shows indebtedness (dollars in thousands) encumbering each of the Company's properties which have fixed interest rates as of December 31, 1993.

                                                 Weighted
                                  Mortgage        Average
                                    Loan         Interest
       Center                     Balance          Rate

Atlanta Chamblee                 $ 34,101          8.12%
Atlanta Gwinnett                       79          8.50%
Austin                              3,453          9.55%
Birmingham                             32          8.50%
Charlotte Carmel                    9,443          6.69%
Charlotte East                     14,702          8.22%
El Paso                             1,674          9.15%
Greensboro South                   23,953          8.74%
Greenville                          7,296          6.40%
Jacksonville Baymeadows            35,773          6.67%
Jacksonville Central               13,521          6.75%
Memphis Germantown                 13,554          8.57%
Memphis Kirby Gate                     68          8.50%
Miami                               8,061          6.68%
Norfolk West                        4,028          9.97%
Orlando Central                    18,625          8.20%
Orlando University                  9,845          6.56%
Raleigh Crossroads                  4,857          9.96%
San Antonio                         7,407          8.14%
St. Petersburg                     20,701          7.82%
Tallahassee Apalachee Pkwy         15,837          6.69%
Tallahassee Capital Circle         21,068          8.02%
Tulsa North                             9          8.50%
Tulsa South                         4,455          9.95%
     Total                       $272,542          8.12%

     For additional information concerning certain interest rate reset provisions and reset dates for these loans see Note 5, "Loan and Mortgages Payable" of the Notes to Consolidated Financial Statements.

Indebtedness with Variable Interest Rates

     In addition to the above mortgage indebtedness, at December 31, 1993, the Company had $58,861,000 of loans outstanding with variable interest rates which are collateralized by mortgages on certain operating properties. These loans bear interest at rates based upon such institutions' prime rates. Information with respect to these loans is as follows (dollars in thousands):

                                                          Approximate   Approximate
                 Balance     Weighted Avg.    Maximum       Average     Wtg Avg Int
 Year Ended      at End       Int Rate at      Amount        Amount     Rate During
December 31    of Period     End of Period   Outstanding  Outstanding  the Period(1)

    1993        $58,861           6.6%         $ 98,262     $ 95,110        6.2%
    1992         98,262           6.0%           99,379       98,918        6.2%
    1991         99,379           6.2%          101,163       96,481        7.9%

     (1) The approximate weighted average interest rates during the periods were computed by dividing the interest costs for the year by the average balance outstanding during the year.

     As of December 31, 1993, $27,625,000 of this indebtedness represents a bank loan which bears interest at prime plus 1/2 percent and matures on December 21, 1998, with an optional two year extension. Monthly payments include interest and fixed payments of principal which increase annually. This loan is collateralized by properties with a carrying value of approximately $49,888,000 at December 31, 1993.

     As of December 31, 1993, $10,278,000 of this indebtedness represents junior bank mortgage debt which was assumed from KPI pursuant to the Merger. This junior bank mortgage debt matures in December, 2000 and accrues interest at the prime rate of the respective lender. Accrued interest on this debt must be paid no later than December, 1998 and monthly interest payments are required beginning in January, 1999. The accrued interest on this debt is forgiven if the debt is paid in full prior to December, 1996. The junior bank mortgage debt is secured by properties that also serve as collateral for certain fixed rate senior bank mortgage debt assumed from KPI pursuant to the Merger.

     As of December 31, 1993, $20,958,000 of this indebtedness represents the outstanding balance of other mortgage debt assumed from KPI pursuant to the Merger. This debt bears interest at the respective institution's prime rate plus one percent with a minimum rate of 6.62 percent and a maximum rate of 10 percent. Interest only payments are due on a monthly basis and these loans mature in June, 2001. These loans are collateralized by properties with a carrying value of approximately $24,850,000 at December 31, 1993.

Management Agreement

     Prior to the Merger, KMI was responsible for the leasing, operation, maintenance and management of each of the Company's properties. The management fee was five percent of the gross rental receipts collected on the property managed for the Company by KMI. For the years ended December 31, 1993, 1992, and 1991, the Company incurred management fee expense to KMI of $2,184,000, $2,314,000, and $2,281,000, respectively. With the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger.


Item 3. LEGAL PROCEEDINGS

     An action in the U. S. District Court, Middle District of Florida (the "District Court") was filed on October 11, 1990, by Gerald and Althea Best and Jerome Wilem, shareholders of the Company, against KPI, the Company, two subsidiaries of KPI (Koger Advisors, Inc. and KMI), Messrs. Allen R. Ransom (a former director of the Company), Ira M. Koger (a former director of the Company), S. D. Stoneburner, and W.F.E. Kienast (a former director of the Company), alleging that various press releases, shareholder reports, and/or securities filings failed to disclose and/or misrepresented the Company's business policies and seeking damages therefore (the "Securities Action"). William L. Coalson, a shareholder of the Company, was subsequently added as an additional plaintiff. The Company believes that the claims asserted in the Securities Action are without merit and intends to vigorously contest the Securities Action.

     A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the course of the Derivative Action, the plaintiffs therein further alleged Mr. Lobrano was liable to the Company for certain alleged acts of legal malpractice. The Company's Board of Directors' Independent Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, completed an extensive investigation of the facts and circumstances surrounding the Derivative Action, including the allegations against Mr. Lobrano. It was the conclusion of this committee that the ultimate best interest of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and realleged the cause of action against Stephen D. Lobrano ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting its investigation ("Count III"). During
1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II should not be dismissed. Both plaintiffs and the Company have filed objections to portions of this Report and Recommendation, which is now pending before the District Court.

     Pursuant to Florida Statutes Section 607.0850, the Indemnification Committee of the Company's Board of Directors has made an initial determination that certain officers and directors and former officers and directors of the Company who are defendants in each of the Securities Action and the Derivative Action are entitled to the advancement of expenses in defending these actions. This Committee will not make a final determination on indemnification of these defendants until a final resolution of these actions. The Committee has agreed to indemnify these defendants to the extent permitted by law. Should it be determined that any defendant was not entitled to indemnification, such defendant will be obligated to reimburse the Company for any expenses it has incurred or reimbursed in the defense of that defendant. In accordance with Florida law, each of the present and former directors and officers, who are defendants in the suits described above, have so agreed to reimburse the Company. Through December 31, 1993, the Company had paid in attorneys' fees and expenses incurred on behalf of itself, certain directors and officers and former directors and officers in connection with the Securities Action and the Derivative Action $351,865.

     On March 23, 1993, the Securities and Exchange Commission ("the Commission") entered an Order directing a private investigation with respect to KPI's accounting practices, including the accuracy of financial information included in certain reports filed with the Commission, possible insider trading in KPI's stock, and possible misleading statements concerning the financial condition of KPI and its ability to pay dividends to its shareholders. Prior to March 23, 1993, the Commission had been engaged in a confidential investigation without a formal order. As a result of the Merger of KPI with and into the Company, the Company has assumed responsibility for responding to the requests and subpoenas of the Commission staff in connection with this private investigation. Although the staff of the Commission had subpoenaed KPI documents and former employees of KPI, who are presently employees of the Company, for testimony, on February 8, 1994, the Commission staff advised the Company, through its counsel, that the scheduled depositions of former KPI employees and the review of documents of KPI had been suspended. The Company has received no communication from the Commission staff since the above notice of suspension. Based on the information currently available to the Company, it is unable to determine whether or not the private investigation will lead to formal legal proceedings or administrative actions or whether or not such legal proceedings or administrative actions will involve the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's common stock is listed on the American Stock Exchange. The high and low closing sales prices for the periods indicated were:



                                         Years
                      1993                1992              1991

Quarter          High      Low        High     Low       High    Low

March 31        $9 3/8   $4 3/8      $6 1/4  $4 1/8     $11 3/8  $7 1/2

June 30          8 1/2    7 1/8       5 5/8   4 5/8      11       8 1/2

September 30     9        7 1/8       5 5/8   4 3/4       9 3/4   4

December 31      9 1/4    7 3/4       5 1/4   3 1/2       6       3 1/4


     The Company intends that the dividend payout in the last quarter of each year will generally be adjusted to reflect the distribution of at least 95 percent of the Company's real estate investment trust taxable income as required by the Federal income tax laws for qualification as a real estate investment trust. Set forth below are the dividends per share for the three years ended December 31, 1993.

                                         Years
     Quarter                  1993        1992          1991
     March 31                   --          --         $.325
     June 30                    --          --          .325
     September 30               --          --          .120
     December 31                --          --            --

     The terms of the Company's secured debt subjects the Company to certain dividend limitations which, however, will not restrict the Company from paying the dividends required to maintain its qualification as a REIT. In the event that the Company no longer qualifies as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of the Company's bank lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1996 and 1997, $11 million unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, $11 million regardless of impact on REIT status.

     On March 1, 1994, there were approximately 1,344 shareholders of record and the closing price of the Company's stock on the American Stock Exchange was $7.375.

Item 6. SELECTED FINANCIAL DATA


     The following selected financial data sets forth certain financial information of the Company as of or for the five periods ended December 31, 1993.

                                                     (In thousands except per share data)
Income Information                            1993*       1992       1991       1990      1989
Rental revenues                              $46,108    $45,957    $45,393   $ 28,882   $ 17,561
Interest revenues                                206        231      7,099     13,840     12,911
Total operating revenues                      46,406     46,188     52,492     42,722     30,472
Property operating expenses                   20,691     19,380     18,541     10,764      6,252
Mortgage and loan interest                    11,471     11,530     13,065      4,860          0
Depreciation and amortization                  8,958      8,089      7,484      4,417      2,548
Net income (loss)                              2,452        933     (5,949)    21,204     20,479
Earnings (loss) per common share                 .18        .07       (.43)      1.48       1.68
Dividends per share                                -          -        .77      1.675       1.80

Weighted average shares outstanding           13,352     13,220     13,750     14,309     12,198

Balance Sheet Information
Operating properties (before depreciation)  $566,770   $311,286   $308,293   $304,690   $167,204
Undeveloped land                              40,036          0          0          0          0
Loans to Koger Properties, Inc.
  foreclosed in-substance                          0     94,889     99,484          0          0
Loans to Koger Properties, Inc.:
  Term loans                                       0          0          0     88,025    100,475
  Land Mortgage                                    0          0          0     28,254          0
Total assets                                 615,089    396,841    399,241    417,878    265,684
Debt                                         330,625    155,362    158,805    150,952          0
Shareholders' equity                         275,450    235,514    234,581    261,412    264,291


* On December 21, 1993, KPI was merged with and into the Company. See Notes to Consolidated Financial Statements for additional information with respect to the Merger.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position.


     The Company has prepared and is responsible for the accompanying consolidated financial statements and related consolidated financial information included in this report. These consolidated financial statements were prepared in accordance with generally accepted accounting principles and include amounts determined using management's best judgments and estimates of the expected effects of events and transactions that are being accounted for currently.

     The Company's independent auditors, Deloitte & Touche, have audited the accompanying consolidated financial statements. The objective of their audit, conducted in accordance with generally accepted auditing standards, was to express an opinion on the fairness of presentation, in all material respects, of the Company's consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. They evaluated the Company's internal control structure to the extent considered necessary by them to determine the audit procedures required to support their report on the consolidated financial statements and not to provide assurance on such structure.

     The Company maintains accounting and other control systems which management believes provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company, although there are inherent limitations in any internal control structure, as well as cost versus benefit considerations. The Audit Committee of the Company's Board of Directors, which is composed exclusively of directors who are not officers of the Company, directs matters relating to audit functions, annually appoints the auditors, reviews the auditors' independence, reviews the scope and results of the annual audit, and periodically reviews the adequacy of the Company's internal control structure.

RECENT DEVELOPMENTS

     Merger of KPI and the Company; Resolution of KPI Chapter 11 Case. On September 25, 1991, KPI filed a petition under the Bankruptcy Code in the Bankruptcy Court. The Company was the single largest creditor of KPI in the KPI Chapter 11 Case (indebtedness to the Company of approximately $116 million). On April 30, 1993, the Company and KPI jointly proposed the Plan which provided, among other things, for the merger of KPI with and into the Company in exchange for the issuance of the Shares and Warrants and the assumption of the restructured KPI indebtedness.

     On December 8, 1993, the Plan was confirmed by the Bankruptcy Court and the Merger became effective on December 21, 1993. Pursuant to the Merger, 6,158,977 Shares, or approximately 35 percent of the Shares outstanding after the Merger, and Warrants to purchase an aggregate of 644,000 Shares (3.5 percent of currently outstanding shares on a fully diluted basis) were issued under the Plan and Merger. The Warrants are to be exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at the option of the Company at prices ranging from $1.92 to $5.24 per Warrant.

     With the Merger, the Company succeeded to substantially all of the assets of KPI, free and clear of all liens, claims and encumbrances, except
(i) encumbrances relating to certain secured indebtedness of KPI (aggregating $182.6 million) which was restructured under the Plan and (ii) an option and a right of first refusal held by TKPL on certain developed buildings and parcels of undeveloped land, which are located in TKPL office centers. KPI assets acquired by the Company in the Merger included 93 buildings containing 3,848,130 net rentable square feet together with approximately 295 acres of unimproved land suitable for development, and 1,781,419 Shares held by KPI. As a result of the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger. The Company also acquired in connection with the Merger all of the debt and equity interest in TKPL previously owned by KPI. Under the provisions of the TKPL plan of reorganization, recovery of any value to the Company in respect of the foregoing debt and equity interests in TKPL is dependent upon the refinancing of the indebtedness restructured under the TKPL plan (approximately $149.7 million as of December 31, 1993) or sales of TKPL assets at prices sufficient to retire this indebtedness. The TKPL plan sets forth benchmarks for the accomplishment of retirement of certain of this indebtedness within four, five and six years, and requires that all such indebtedness be retired by June 1, 2000. In the event that refinancing or sale can be accomplished in the period prior to June 1, 1999, certain indebtedness may be retired at a discount. In the event that benchmarks for retirement of indebtedness are not met, the TKPL plan provides that an alternate general partner will assume responsibilities for operation and management of TKPL, and will initiate procedures to liquidate the assets of TKPL on an expedited basis. There is no assurance that necessary refinancing(s) and/or sale(s) can be achieved or that the alternate general partner will not assume control of TKPL. In view of the foregoing and the likelihood of satisfying such conditions, the Company has determined that its debt and equity interests in TKPL have no recoverable value.

     Debt Assumed Pursuant To The Merger. On December 21, 1993, the Company assumed approximately $182.6 million of restructured debt from KPI in connection with the Merger. Information with respect to such debt is as follows (in thousands):

                                                 Balance
                                                 Assumed
    KPI Restructured Debt                       12/21/93
    Senior Bank Mortgage Debt                   $ 83,992
    Junior Bank Mortgage Debt                     11,354
    Insurance Company Mortgage Debt               60,707
    Negative Amortization (Insurance
     Company Debt)                                    80
    Other Mortgage Debt                           21,168
    Tax Notes                                      5,040
    Mechanics' Liens                                 287
         Total                                  $182,628

For additional information concerning terms, interest rates, and maturity dates see "Loans and Mortgages Payable" footnote contained in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

 Rental Revenues. Rental revenues increased $151,000 from the year ended December 31, 1992, to the year ended December 31, 1993. This increase resulted primarily from (i) the rental revenues (from December 21, 1993 through December 31, 1993) from the 93 buildings acquired pursuant to the Merger (approximately $1,345,000) and (ii) increases in miscellaneous rental revenues during 1993. These increases to rental revenues were substantially offset by the decrease in rental revenues (approximately $1,311,000) on the 126 buildings which the Company owned the entire year. For 1992, rental revenues increased $564,000 from the year ended December 31, 1991. This increase resulted primarily from (i) increased billings to tenants for contingent rental revenues and (ii) the effect of reductions in the occupancy rate of the Company's buildings being partially offset by increased rental rates. At December 31, 1993, the Company's buildings were on average 88 percent leased. At December 31, 1992 and 1991, the Company's buildings were on average 88 and 91 percent leased, respectively.

 Interest Revenues. Interest revenues declined $25,000 from the year ended December 31, 1992 to the year ended December 31, 1993. This decline in interest revenues was due to (i) lower interest rates earned on the Company's temporary cash investments and (ii) the lower average balance of cash to invest. For 1992, interest revenues decreased $6,868,000 from the year ended December 31, 1991. This decrease resulted from the failure of KPI to pay contractual interest due on or after September 30, 1991, under the Restated Credit Agreement and the Land Credit Agreement.

 During the KPI Chapter 11 Case, the Company ceased to record interest on loans under the Restated Credit Agreement and the Land Credit Agreement. As a result of declines in the estimated fair value of the collateral underlying such loans to KPI prior to the Merger, which had been deemed foreclosed in-substance, the Company recorded a provision for loss in the amount of $18.7 million through December 21, 1993. This included a $2.0 million provision recorded during 1992 based upon management's periodic evaluation of collateral values.

 During 1993, 1992, and 1991, interest revenues on loans to KPI under the Credit Agreement and Restated Credit Agreement totalled $0, $0, and $4,786,000, respectively. The Credit Agreement and Restated Credit Agreement loans had floating interest rates based on the average yield of U. S. Treasury Notes maturing in three years plus 2.5 percent, with an 11 percent floor and a 13 percent ceiling. On the effective date of the Merger, the Company received the collateral for the Restated Credit Agreement loans in full satisfaction of these loans.

 During 1993, 1992, and 1991, interest revenues on loans to KPI under the Land Credit Agreement (the "Land Loans") totalled $0, $0, and $1,934,000.
The Land Loans contractually earned interest at a fixed rate of 10.25 percent and were to mature in November, 2000. The Company did not receive any debt service payments in respect of the Land Loans during the pendency of KPI's Chapter 11 Case. On the effective date of the Merger, the Company received the collateral for the Land Credit Agreement loans in full satisfaction of these loans.

 Management Fee Revenues. During 1993, the Company earned $92,000 of management fees from TKPL and third party management contracts which it assumed from KPI on the date of the Merger. Management fee revenue does not qualify as passive income for purposes of determining whether the Company has met the REIT requirement that at least 95 percent of the Company's gross income is derived from passive sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes.

 Expenses. Property operating expenses include such charges as utilities, taxes, janitorial, maintenance, and property insurance. During 1993, property operating expenses and management fees increased $1,311,000 or 6.8 percent, compared to 1992, primarily due to (i) the operating expenses (from December 21, 1993 through December 31, 1993) on the 93 buildings acquired pursuant to the Merger (approximately $546,000) and (ii) increases in real estate taxes, utilities and maintenance costs on the 126 buildings owned by the Company for the entire year. During 1992, property operating expenses and management fees increased $839,000 or 4.5 percent primarily due to increases in maintenance costs on the Company's buildings, which was partially offset by reductions in real estate taxes and utility costs during 1992. For 1993, property operating expenses and management fees as a percent of rental revenues were 44.9 percent. For 1992 and 1991, property operating expenses and management fees as a percent of rental revenues were 42.2 percent and 40.8 percent, respectively. In 1993, the increase in the percent of operating expenses and management fees to rental revenues was primarily due to decreases in rental revenues and increases in real estate taxes, utilities and maintenance costs on the 126 buildings owned by the Company for the entire year. In 1992, the increase in the percent of operating expenses and management fees to rental revenues was due to the increase in maintenance costs of the Company's buildings.

 Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 5 to 40 years. For 1993, depreciation expense increased $731,000 or 9.5 percent compared to the prior year due to improvements made to the Company's existing properties during 1993 and 1992. For 1992, depreciation expense increased $544,000 or 7.6 percent compared to the prior year due to improvements made to the Company's existing properties during 1991 and 1992.

 For 1993, amortization expense increased $138,000 compared to the prior year due to amounts incurred for loan financing costs, deferred tenant costs, and goodwill related to the Merger during the year. For 1992, amortization expense increased $61,000 compared to the prior year due to amounts incurred for loan financing costs and deferred tenant costs during the year.

 Under an advisory agreement with Koger Advisors, Inc. ("KA"), which was terminated by the Company on December 31, 1991, the Company reimbursed KA for actual costs incurred in performing advisory services. Advisory expenses were 0.1 percent of average annualized invested assets for 1991.

 General and administrative expenses were 0.6 percent, 1.0 percent, and 0.5 percent of average annualized invested assets for 1993, 1992, and 1991, respectively. For 1993, general and administrative expenses decreased $1,664,000 compared to the prior year primarily due to the reduction of required legal and professional services for dealing with the KPI Chapter 11 Case. For 1992, general and administrative expenses increased $1,963,000 primarily due to (i) the transfer of general and administrative functions from KA to the Company and (ii) increases in legal fees and professional fees, principally related to the KPI Chapter 11 Case.

 Total interest expense decreased by $59,000 during 1993 primarily because the average outstanding balance of the Company's loans and mortgages payable declined. This more than offset the interest expense on the KPI restructured debt assumed pursuant to the Merger from December 21, 1993 to the end of the year. Total interest expense decreased by $1,535,000 during 1992 primarily as a result of the decline in the prime rate, which was the contractual interest rate for the Company's bank loans. During 1993, 1992, and 1991, the weighted average interest rate on the Company's variable rate loans was
6.2 percent, 6.2 percent, and 7.9 percent, respectively. The average amount of these loans outstanding for the Company during 1993, 1992, and 1991 was $95,110,000, $98,918,000, and $96,481,000, respectively.

   Operating Results. Net income totalled $2,452,000 and $933,000 for 1993 and 1992, respectively, and net loss totalled $5,949,000 for 1991. For 1993, net income increased over the prior year primarily because reductions in the provision for loan losses and general and administrative expenses were partially offset by increases in property operations expense and depreciation and amortization expense. For 1992, the increase is primarily due to the reduction in provision for loan losses (from $16.7 million to $2.0 million) and the reduction in total interest expense (from $13.1 million to $11.5 million), which was largely offset by the reduction in interest revenues and the increases in property operating expenses, depreciation and amortization expense, and general and administrative expenses.

 Management periodically reviews its investment in properties for evidence of other than temporary impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 1993, 1992 or 1991.


LIQUIDITY AND CAPITAL RESOURCES

 Operating Activities. The Company's primary internal sources of cash are the collection of rents in respect of buildings owned and, prior to KPI's bankruptcy filing in 1991, receipt of interest on its loans outstanding to KPI under the Restated Credit Agreement and the Land Credit Agreement. On the effective date of the Merger, the Company acquired all of the collateral for the loans to KPI under the Restated Credit Agreement and the Land Credit Agreement in full satisfaction of these loans. As a real estate investment trust for Federal income tax purposes (a "REIT"), the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments, and to pay the dividends required, if any, to maintain REIT status through 1994.

 As set forth in the Notes to Consolidated Financial Statements and in Results of Operations above, because of a decline in the estimated fair value of collateral which secured the loans to KPI foreclosed in-substance prior to the Merger, the Company had recorded a total provision for loss on such loans of $18.7 million through December 21, 1993.

 The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in effective rental rates on new and renewed leases and under escalation provisions. As of December 31, 1993, approximately 94 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under said provisions.

 At December 31, 1993, leases representing approximately 23.0 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 1994. Leases were renewed on approximately 74 percent and 60 percent of the Company's net rentable square feet which expired during 1993 and 1992, respectively. With the current economic conditions, certain of these tenants may not renew their leases or may reduce their demand for space. Based upon the significant amount of leases which will expire during 1994 and the intense competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants, such as reduced rent during initial lease periods and payment of tenant improvements costs, which the Company expects will require greater capital expenditures in 1994 than in 1993. Although most of the Company's leases permit it to increase rents annually to reflect increases in the Consumer Price Index or increases in real estate taxes and certain operating expenses, the Company has chosen, for competitive reasons, in certain cases not to demand the full increase permitted. In addition, current market conditions may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. These factors may result in reduced occupancy rates for the Company's buildings which could result in reduced levels of cash flow generated by operations. The Company cannot predict with any certainty the degree to which the current economic conditions will affect its operations, however, slower economic growth in the markets in which the Company owns buildings may result in lower occupancy rates for, and reduced cash flow from, the Company's properties.

 Governmental tenants (including the State of Florida and the United States Government) which account for 22 percent of the Company's leased space at December 31, 1993, may be subject to budget reductions in times of recession and governmental austerity. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, with the current economic conditions related to the rental of office space, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

 Investing Activities. At December 31, 1993, all of the Company's invested assets were in properties. Improvements to the Company's existing properties have been financed through internal operations. During 1993, the Company's expenditures for improvements to existing properties increased by $3,449,000 over the prior year due to (i) increased building improvement activity, (ii) increased leasing activity and longer term renewal activity related to lease expirations in 1993, and (iii) the acquisition of 93 buildings on December 21, 1993 pursuant to the Merger. Prior to the Merger, purchases of properties were made from KPI under the Purchase Agreement. During 1992 and 1991, the Company did not purchase any buildings.

 With the consummation of the Merger, the Company acquired 93 additional buildings generally located in Koger Centers in which the Company previously owned buildings. Management of the Company believes that the Merger will result in advantages to the Company in three significant areas. First, management believes that the Merger represented the most expeditious and advantageous method of resolving the uncertainty about the financial condition of the Company which existed because of the KPI Chapter 11 Case. Second, by achieving common ownership and management of buildings within the Koger Centers where the Company and KPI had both owned buildings, the combined entity will be in a position to maximize the values of all assets. Third, as one of the largest publicly-held REIT's, management believes that the combined entity will have access to sources of new debt or equity capital which neither of the Company nor KPI would have had alone, although there can be no assurance additional debt or equity can be raised by the Company on terms acceptable to it.

 While the Company believes that the resolution of the KPI Chapter 11 Case, and consummation of the Merger has provided such advantages, the terms of the restructured indebtedness of KPI assumed by the Company and the modified terms of the Company's existing indebtedness will require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company. The Company's restructured debt contains provisions requiring the Company to use the first $50 million of proceeds from any equity offering to pay down certain debt. To the extent that the equity offering proceeds exceed $50 million, one half of the excess must be used to pay down certain debt with the remainder being available for use at the Company's discretion. In addition, the Company's bank loans contain certain principal prepayment obligations in addition to normal principal repayment. Two of these bank loans require that the Company make additional principal payments totalling $10 million by December, 1998. Another bank loan provides that the Company must reduce the principal balance of this loan, which existed at the date of the Merger, by $5 million (less the amount of scheduled principal payments which are $2,150,000 in the aggregate) by December, 1996. Under such circumstances, it is unlikely that the Company will have financial resources available to complete any significant additional purchases of income-producing properties, even if the Company determined that such purchases were otherwise available.

 During the quarter ended June 30, 1991, the Company loaned $10 million to KPI under a promissory note which was collateralized by a pledge of the Company's stock owned by KPI. On June 29, 1991, the Company repurchased 1,081,081 shares of its common stock from KPI, payment for which was made by giving KPI full credit against the $10 million loan.

 Financing Activities. Historically, the Company's primary external sources of cash have been bank borrowings, mortgage financings, and public offerings of equity securities. The proceeds of these financings have been used by the Company to acquire additional buildings under the Purchase Agreement and, in anticipation of such acquisitions, had been loaned to KPI under the Restated Credit Agreement and the Land Credit Agreement.

 At December 31, 1993, the Company had no uncollateralized loans outstanding to banks under short-term open lines of credit. During 1991, the Company adopted a program to refinance its uncollateralized indebtedness with financing which was more closely matched in term with the long-term nature of its assets. Through March 31, 1991, the Company had converted $30 million of an open line into a term loan which originally matured in January, 1992. The maturity date on this loan was extended on several occasions through the date of the Merger. The Company had a revolving line of credit with another bank which bore interest at the bank's prime rate and matured on December 31, 1992, at which time the outstanding balance of the loan, which also represented the maximum amount available under this line of credit, was $43,648,000. On January 1, 1993, this loan was converted to a term loan which would have been amortized over 25 years by equal quarterly payments for principal reduction plus interest at the bank's prime rate. The lender had the option to require payment of the outstanding principal at the end of 24 months from the commencement of the term period and at the expiration of each successive 24 month period thereafter. This loan renewed and modified an existing unsecured line of credit in the original principal amount of $25 million. From the proceeds of this loan, the Company also repaid an additional $20 million of its uncollateralized lines of credit owed to another bank. During the quarter ended June 30, 1991, the Company restructured an existing demand line of credit with another bank and borrowed an additional $9,365,000 which increased the total loan outstanding to $25,365,000. On September 30, 1991, the Company borrowed an additional $458,000 which increased the total loan outstanding to $25,823,000. The loan converted on that date to a two-year term loan collateralized by certain properties.

 In December, 1993, in connection with the Merger and the resolution of the KPI Chapter 11 Case, the Company entered into agreements with its three major bank lenders which provided for revised terms and conditions, including extended maturity dates, interest rates and amortization schedules. With respect to approximately $72.7 million of secured bank indebtedness, the maturity of that indebtedness has been extended to December 21, 2000. During the first three years of this term, the interest rate is fixed at 6.42 percent per annum for approximately $47.7 million and at 6.386 percent per annum for approximately $25 million. During the remaining four years of the term, the interest rate will be set at a rate equal to the sum of (x) the effective interest rate prevailing on December 21, 1996 for U.S. Treasury Obligations having a term to maturity of four years plus (y) 210 basis points, subject to a maximum of 11 percent per annum. Amortization with respect to this indebtedness will be based on equal monthly installments over a twenty-five year amortization period. The Company will be required to make additional principal payments totalling approximately $10 million on December 21, 1998, although the Company's obligation to do so would be reduced to the extent that it had made prepayments in respect of secured indebtedness to such lenders out of equity proceeds during the first three years after the Merger. These lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1996 and 1997, $11,000,000 unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, $11,000,000 regardless of impact of REIT status.

 With respect to approximately $27.6 million of bank indebtedness of the Company, the maturity has been extended to December 21, 1998 with interest at the prime rate of the specific bank plus one-half percent per annum. On or before December 21, 1996, the Company will be required to repay not less than $5 million of principal of this indebtedness. If the Company pays an additional $5 million prior to December 21, 1998, the maturity will be extended to seven years. Distributions of equity proceeds to this lender made consistent with the terms of the Plan will be a credit against approximately $8 million of these required principal payments.

 In addition, each of these lenders have required affirmative and negative covenants and other agreements which may become burdensome to the Company.
In particular, all three bank lenders have required that, commencing on the fifth anniversary of the Effective Date, the Company maintain a debt to net worth ratio of 1.0 to 1, that the Company maintain loan-to-value ratios determined on the basis of periodic appraisals of bank collateral and that, under certain circumstances, additional collateral be provided for indebtedness to such bank. At December 31, 1993, the debt to net worth ratio of the Company was 1.2 to 1.0. In addition, each of these bank lenders have required other covenants generally similar to the provisions set forth in the Plan with respect to the KPI restructured debt. These other covenants include reporting requirements, provisions limiting the amount of annual dividends, limitations regarding additional debt, and general and administrative expense limitations. In addition, the Company is also required to maintain certain financial ratios.

 With the consummation of the Merger, the Company assumed approximately $182.6 million of KPI restructured debt. At December 31, 1993, the outstanding balance of this debt was approximately $181 million. For additional information concerning terms, interest rates, and maturity dates see "Loans and Mortgages Payable" footnote in the Notes to Consolidated Financial Statements.

 Based upon current interest rates and assuming only scheduled principal payments for 1994, management expects total interest expense for 1994 to increase to approximately $25.5 million. In addition, the high degree of leverage of the Company may result in the impairment of its ability to obtain additional financing, to make acquisitions, and to take advantage of significant business opportunities that may arise, including activities which require significant funding. This high degree of leverage may also increase the vulnerability of the Company to adverse general economic and industry conditions and to increased competitive pressures, especially rental pressures from less highly leveraged competitors.

 In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the longer term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully complete refinancings of its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancings or equity investments will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Moreover, under the terms of the Plan, the Company will be required to utilize the first $50 million of any proceeds from the sale of equity securities, as well as 50 percent of such proceeds in excess of $50 million, to reduce secured indebtedness. The prepayments generally will be made pro rata among the holders of secured indebtedness and will not generally relieve the Company of the obligation to meet maturities on the remaining secured indebtedness. Unfavorable conditions in the financial markets, the high degree of leverage of the Company, restrictive covenants contained in its debt instruments and various other factors may limit the ability of the Company to successfully undertake any such financings and no assurance can be given as to the availability of alternative sources of funds.

 In addition, in the event the Company is unable to generate sufficient funds to meet principal payments in respect of its indebtedness and distribution requirements of 95 percent of annual REIT taxable income to its shareholders, the Company may be unable to qualify for REIT status under the Internal Revenue Code of 1986. In such an event, the Company will incur federal income taxes and perhaps penalties, and may be required to decrease the payment of dividends to its shareholders, and the market price of the Company's Shares may decrease. The Company would also be prohibited from requalifying for status as a REIT for tax purposes for five years.

IMPACT OF INFLATION

 The Company may experience increases in its expenses as a result of inflation; however, the amount of such increases cannot be accurately determined. The Company attempts to pass on inflationary cost increases through escalation clauses which are included in most leases. However, market conditions may prevent the Company from escalating rents.
Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, property taxes) above expected levels, at a time when it may not be possible to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company will operate. At December 31, 1993, 94 percent of the Company's annualized rentals were subject to leases having annual escalation clauses as described under Item 2 "Properties," above. At December 31, 1992 and 1991, 94 percent of the Company's annualized rentals were subject to leases having annual escalation clauses.

 The interest rate on approximately $58,861,000 of the Company's debt is floating. Interest rates on the Company's remaining debt is subject to reset at various dates through December 21, 2003, based upon then current interest rates for U.S. Treasury obligations. Therefore, the interest rates payable from time to time on this debt will reflect changes in underlying market rates of interest, and thus be subject to the effects of inflation.

 Historically, inflation has often caused increases in the value of income-producing real estate through higher rentals. The Company, however, can provide no assurance that inflation will increase the value of its properties in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES

                                                                       Page

Independent Auditors' Report                                             27

Consolidated Financial Statements:
 Consolidated Balance Sheets as of December 31, 1993
    and 1992                                                             28

 Consolidated Statements of Operations for Each
    of the Three Years in the Period Ended
    December 31, 1993                                                    29

 Consolidated Statements of Changes in
    Shareholders' Equity for Each of the Three
    Years in the Period Ended December 31, 1993                          30

 Consolidated Statements of Cash Flows for Each
    of the Three Years in the Period Ended
    December 31, 1993                                                    31

 Notes to Consolidated Financial Statements for
    Each of the Three Years in the Period Ended
    December 31, 1993                                                    32


Financial Statement Schedules:
 Schedule IV - Indebtedness of Related Parties
    for Each of the Three Years in the Period
    Ended December 31, 1993                                              50

 Schedule X - Supplementary Income Statement
    Information for Each of the Three Years in
    the Period Ended December 31, 1993                                   51

 Schedule XI - Real Estate and Accumulated
    Depreciation as of December 31, 1993                                 52

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements the Company is a defendant in a class action proceeding and a derivative action and has an indemnity agreement with certain former directors of KPI. The ultimate outcome of these uncertainties cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.



DELOITTE & TOUCHE



Jacksonville, Florida
March 4, 1994

                    KOGER EQUITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1993 AND 1992
                     (In Thousands Except Share Data)

                                                   1993          1992
ASSETS

Real Estate Investments:
  Operating properties                            $565,957      $311,261
  Furniture and equipment                              813            25
  Accumulated depreciation                         (30,706)      (22,300)
       Operating properties - net                  536,064       288,986
  Undeveloped land held for investment              33,054
  Undeveloped land held for sale, at
   lower of cost or market value                     6,982
  Loans to Koger Properties, Inc.
   foreclosed in-substance, net                                   94,889
Cash and temporary investments                      18,566         9,283
Accounts receivable, net                             3,030         1,910
Receivable from The Koger Partnership, Ltd.            634
Cost in excess of fair value of net assets
 acquired from KPI, net of accumulated
 amortization of $23                                11,623
Other assets                                         5,136         1,773
       TOTAL ASSETS                               $615,089      $396,841

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgages and loans payable                     $330,625      $155,362
  Accounts payable                                   3,945         1,009
  Payable to Koger Properties, Inc.                                1,644
  Accrued interest                                     294           823
  Accrued real estate taxes payable                  1,201           719
  Dividends payable to Koger Properties, Inc.                        214
  Other liabilities                                  3,574         1,556
       Total Liabilities                           339,639       161,327

Commitments and Contingencies
 (Notes 2, 3, 4 and 9)                                   -             -

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   shares authorized; issued: 20,471,577 and
   14,312,500 shares; outstanding 17,597,177
   and 13,219,519 shares                               205           143
  Capital in excess of par value                   318,574       267,824
  Warrants                                           1,368
  Accumulated dividends in excess of
   net income                                      (19,872)      (22,324)
  Treasury stock, at cost; 2,874,400 and
    1,092,981 shares                               (24,825)      (10,129)
       Total Shareholders' Equity                  275,450       235,514

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $615,089      $396,841

See Notes to Consolidated Financial Statements.

                    KOGER EQUITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR EACH OF THE THREE YEARS IN THE PERIOD
                          ENDED DECEMBER 31, 1993
                   (In Thousands Except Per Share Data)





                                             1993       1992       1991
Revenues
 Rental                                     $46,108    $45,957    $45,393
 Interest                                       206        231      7,099
 Management fees ($89 from TKPL)                 92
   Total revenues                            46,406     46,188     52,492

Expenses
 Property operations                         18,507     17,066     16,260
 Management fee to Koger Management, Inc.     2,184      2,314      2,281
 Depreciation and amortization                8,958      8,089      7,484
 Mortgage and loan interest                  11,471     11,530     13,065
 General and administrative                   2,411      4,075      2,112
 Provisions for losses on loans to Koger
    Properties, Inc. foreclosed in-substance             1,982     16,700
 Provision for uncollectible rents              343        199
 Direct cost of management fees                  56
 Undeveloped land costs                          24
 Advisory fee                                                         539
   Total expenses                            43,954     45,255     58,441

Net Income(Loss)                            $ 2,452    $   933    $(5,949)

Earnings(Loss) Per Common Share             $  0.18    $  0.07    $ (0.43)

See Notes to Consolidated Financial Statements.


                      KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR EACH OF THE THREE YEARS IN THE PERIOD
                            ENDED DECEMBER 31, 1993
                      (In Thousands Except Per Share Data)



                                                                    Accumulated
                                              Capital                Dividends                 Total
                              Common Stock   in Excess               in Excess                 Share-
                             Shares    Par    of Par                   of Net     Treasury    holders'
                             Issued   Value    Value     Warrants      Income       Stock      Equity
BALANCE,
 DEC. 31, 1990               14,313   $ 143   $267,824                $ (6,426)   $   (129)   $261,412

Treasury stock acquired                                                            (10,000)    (10,000)
Net loss                                                                (5,949)                 (5,949)
Dividends ($.77 per share)                                             (10,882)                (10,882)
BALANCE,
 DEC. 31, 1991               14,313     143    267,824                 (23,257)    (10,129)    234,581

Net income                                                                 933                     933
BALANCE,
 DEC. 31, 1992               14,313     143    267,824                 (22,324)    (10,129)    235,514

Common stock issued           6,159      62     50,750                                          50,812
Treasury stock acquired                                                            (14,696)    (14,696)
Warrants issued                                            $1,368                                1,368
Net income                                                               2,452                   2,452
BALANCE,
 DEC. 31, 1993               20,472   $ 205   $318,574     $1,368     $(19,872)   $(24,825)   $275,450




See Notes to Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR EACH OF THE THREE YEARS IN THE PERIOD
                            ENDED DECEMBER 31, 1993
                                 (In Thousands)

                                              1993      1992        1991
Operating Activities
  Net income (loss)                         $ 2,452    $   933    $(5,949)
  Adjustments to reconcile net income
   (loss) to net cash
   provided by operating activities:
  Depreciation and amortization               8,958      8,089      7,484
  Provision for losses on loans to KPI
   foreclosed in-substance                        -      1,982     16,700
  Provision for uncollectible rents             343        199          -
  Amortization of mortgage discounts            267        216          -
  Accrued interest added to principal            38          -          -
   Total                                     12,058     11,419     18,235
  Changes in assets and liabilities, net
   of effects from purchase
    of assets from KPI:
  Increase (decrease) in accounts payable,
   accrued liabilities
    and other liabilities                      (104)       270        924
  Increase (decrease) in payable to KPI       1,287       (160)      (709)
  Increase in receivables and other assets   (1,316)    (1,076)       (53)
   Net cash provided by operating activities 11,925     10,453     18,397
Investing Activities
  Improvements to properties                 (6,423)    (2,974)    (3,603)
  Deferred tenant costs                        (598)      (297)      (189)
  Additions to furniture and equipment            -        (19)         -
  Merger costs                               (4,221)         -          -
  Cash acquired in purchase of assets
   from KPI                                  15,596          -          -
  Investments in loans to KPI                     -          -    (10,000)
  Payments received on loans to KPI -
   Cash Collateral Order                      1,392      1,181         95
   Net cash provided by (used in) investing
    activities                                5,746     (2,109)   (13,697)
Financing Activities
  Proceeds from exercise of stock options         1          -          -
  Dividends paid                                  -          -    (10,668)
  Proceeds from loans - net                       -          -      9,642
  Principal payments on mortgages and loans  (7,670)    (2,227)    (2,855)
  Financing costs                              (719)         -          -
   Net cash used in financing activities     (8,388)    (2,227)    (3,881)
Net increase in cash and cash equivalents     9,283      6,117        819
Cash and cash equivalents - beginning
 of year                                      9,283      3,166      2,347
Cash and cash equivalents - end of year   $  18,566    $ 9,283    $ 3,166

See Notes to Consolidated Financial Statements.

                    KOGER EQUITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR EACH OF THE THREE YEARS IN THE PERIOD
                          ENDED DECEMBER 31, 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

 Organization. Koger Equity, Inc. was incorporated in Florida on June 21, 1988. Koger Properties, Inc. ("KPI") had maintained a 20 percent interest in Koger Equity, Inc. through June 28, 1991. On June 29, 1991, Koger Equity repurchased 1,081,081 shares of its common stock from KPI, which reduced KPI's percentage ownership to 13.5 percent of Koger Equity's issued and outstanding shares. On December 21, 1993, KPI was merged with and into Koger Equity, Inc. (the "Merger").

 Principles of Consolidation. The consolidated financial statements include the accounts of Koger Equity, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany accounts have been eliminated in consolidation.

 Real Estate Investments. Operating properties, furniture and equipment, and undeveloped land held for investment are stated at cost less accumulated depreciation. Undeveloped land held for sale is carried at the lower of cost or market value. The Company's debt and equity interest in The Koger Partnership, Ltd. acquired from KPI were determined by management to have no assignable value.

 Periodically, management reviews its portfolio of operating properties and undeveloped land held for investment and in those instances where properties have suffered an impairment in value that is deemed to be other than temporary, the properties will be reduced to their net realizable value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties which may have suffered an impairment in value. Management prepares estimates of future cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 1993, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

 Prior to the Merger, loans foreclosed in-substance consisted of loans to KPI accounted for as foreclosed property even though actual foreclosure had not occurred. The carrying value of these loans was reduced to the estimated fair value of the underlying collateral, less estimated selling costs, in 1991 when in-substance foreclosure occurred. At that time, the Company determined the estimated fair value of the underlying collateral by obtaining appraisals on certain property and performing forecasted discounted cash flow analyses on other property. The forecasted discounted cash flow analyses were reviewed by an independent appraiser. The Company periodically reviewed the estimated fair value of the underlying collateral and as a result had established an additional allowance for loss in 1992. During 1992, this review consisted of obtaining new appraisals, updating previous appraisals and performing updated forecasted discounted cash flow analyses based on market assumptions provided by an independent appraiser. During 1993, this review consisted of performing updated discounted cash flow analyses. The underlying collateral for these loans was obtained by the Company with the consummation of the Merger.

 Cash collateral order payments received on these loans were recorded as reductions to principal.

 Depreciation and Amortization. The Company uses the straight-line method for depreciation and amortization. Acquisition costs and building and tenant improvements are depreciated over the periods benefitted by the expenditures which range from 5 to 40 years. Deferred tenant costs are amortized over the term of the related leases. Deferred financing charges are amortized over the terms of the related agreements. Cost in excess of fair value of net assets acquired related to the Merger is being amortized over 15 years.

 Revenue Recognition. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rent revenues under leases which provide for material varying rents over their terms. Interest income is recognized on the accrual basis on interest-earning investments. Interest for which payment was due, based upon the contractual provisions of the loans to KPI under the Restated Credit Agreement and the Land Credit Agreement, after KPI filed a petition under Chapter 11 of the United States Bankruptcy Code in September 1991 and through the date of the Merger, was not accrued.

 Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). Accordingly, the Company distributes at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income in 1993 or 1992, no distributions to shareholders were made. To the extent that the Company pays dividends equal to 100 percent of real estate investment trust taxable income, the earnings of the Company are taxed at the shareholder level.

 Earnings (Loss) Per Common Share. Earnings (loss) per common share have been computed based on the weighted average number of shares of common stock outstanding (13,351,525 shares for the year ended December 31, 1993, 13,219,519 shares for the year ended December 31, 1992, and 13,749,693 shares for the year ended December 31, 1991). There were no dilutive common equivalent shares outstanding during the years ended December 31, 1993, 1992, and 1991.

 Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (cash and short-term investments, accounts receivable, loans to KPI foreclosed in-substance, accounts payable, and mortgages and loans payable) is a reasonable estimate of fair value of these instruments.

 Statements of Cash Flows. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows.

 During 1993, KPI was merged with and into the Company. Pursuant to the Merger, the Company received the collateral for the loans to KPI, which were accounted for as foreclosed in-substance, in full satisfaction of those loans. As of December 21, 1993, the loans to KPI foreclosed in-substance had a carrying value of approximately $93,498,000 which was management's best estimate of the fair value of the collateral received ($121,743,000) less the mortgage debt related to such collateral ($28,245,000) which was assumed by the Company.

 In addition, the Company acquired the remaining assets and liabilities of KPI by issuing 6,158,977 shares of the Company's common stock and warrants to purchase 644,000 shares of the Company's common stock. The following represents the fair value of the KPI assets acquired and liabilities assumed by the Company pursuant to the Merger in exchange for the Company's common stock and warrants (in thousands).

   Fair value of assets and treasury stock
     acquired, including cash of $15,596                $215,855
   Fair value of common stock and warrants
     issued and direct merger costs                      (56,461)
   Fair value of liabilities assumed                    $159,394

 During 1991, the Company converted $30,000,000, of a $50,000,000 uncollateralized line of credit, into a term loan collateralized by certain buildings. The remaining $20,000,000 portion of this credit facility plus $418,000 in related financing costs were repaid from the proceeds of a revolving line of credit from another bank. In addition, in 1991 the Company loaned $10,000,000 to KPI under a promissory note which was collateralized by a pledge of the Company's stock owned by KPI. On June 29, 1991, the Company repurchased 1,081,081 shares of its common stock from KPI, payment for which was made by giving full credit against the $10,000,000 loan. The purchase was based upon the composite closing price per share of the Company's common stock on June 28, 1991, of $9.25.

 For 1993, 1992, and 1991, total interest payments were $12,421,000, $10,693,000, and $13,129,000, respectively, for the Company.

 Reclassification. Certain 1992 amounts have been reclassified to conform with 1993 presentation.

2. TRANSACTIONS WITH RELATED PARTIES.

 General. The Company was incorporated for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings developed by KPI. On September 25, 1991, KPI and The Koger Partnership, Ltd. ("TKPL"), a Florida limited partnership of which KPI was the managing general partner, filed petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 10, 1993, TKPL completed the establishment of a $4.5 million reorganization financing facility which represented the fulfillment and the final condition to TKPL's emergence from bankruptcy and, as a result, the plan of reorganization for the TKPL Chapter 11 Case became effective as of June 1, 1993. On December 21, 1993, KPI was merged with and into the Company.

 Purchase Agreement. Under a purchase agreement (the "Purchase Agreement") with KPI and its subsidiaries, through December 31, 1990, the Company purchased an aggregate of 126 buildings for $299.9 million. In connection with such purchases, the Company purchased $80.6 million of buildings in 1988 for cash. Subsequent buildings were purchased by either assuming previously existing indebtedness of the selling entity secured by the purchased properties or by reducing the amount of indebtedness outstanding under a Credit Agreement between the Company as lender and KPI and its affiliates, as borrowers, dated August 25, 1988, as amended (the "Credit Agreement").
The total of previously existing indebtedness assumed was $32,377,000 related to the purchase of 30 buildings. The Purchase Agreement established, and the purchase transactions were accomplished with procedures, including independent appraisals, which required that each purchase transaction be conducted in good faith, and at purchase prices, which in the Company's opinion, provided not less than a reasonably equivalent value to the seller in each instance.

 Loans to KPI Foreclosed In-Substance. As of December 31, 1990, the Company and KPI entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") which replaced the Credit Agreement. These loans were collateralized by first and second mortgages and assignments of rents on 62 completed office buildings and two parcels of land held for future development which were owned by KPI and located in existing Koger Centers in which the Company owned buildings or claimed rights under the Purchase Agreement. These loans bore interest at a floating rate, adjusted quarterly and determined by adding 2.5 percent to the average yield for the prior quarter on U. S. Treasury Notes maturing three years after any date during such quarter but not less than 11 percent or more than 13 percent. KPI failed to make the interest payments due on this loan as of September 30, 1991, did not make contractual interest payments after that date, and was in default by reason of such failure. Unpaid interest (amounting to $23,676,000 from the date of KPI's bankruptcy to December 20, 1993) has not been recognized in the accompanying consolidated financial statements of the Company. On October 17, 1991, the Bankruptcy Court entered an Order granting KPI's Motion to Use Cash Collateral (the "Cash Collateral Order"). Under the terms of the Cash Collateral Order, during the period of the KPI Chapter 11 Case, the Company was entitled to be paid debt service in respect of the loans which were outstanding under the Restated Credit Agreement to the extent of the net cash flow of the collateral for such loans, after provision for payment of property-specific operating costs and expenses, a management fee equal to five percent of rents received, an allocation of KPI's excess overhead, certain escrows for property-specific capital and tenant improvements costs, leasing commissions and taxes, and payment of debt service on senior mortgages, if any. The Company recognized no interest on these loans during 1993 and 1992. For the year ended December 31, 1991, KPI paid the Company $4,786,000, for interest on these loans. All payments received under the Cash Collateral Order ($94,910 in 1991, $1,180,447 in
1992 and $1,392,113 in 1993) were applied to the principal balance outstanding. Immediately prior to the Merger, the loans outstanding under the Restated Credit Agreement totalled approximately $85.4 million, with a carrying value of approximately $67.0 million. On the date of the Merger, the Company received the collateral for the loans to KPI under the Restated Credit Agreement in full satisfaction of these loans.

 As of December 31, 1990, the Company and KPI entered into an agreement (the "Land Credit Agreement") under which the Company loaned $28.3 million to KPI. The loans under the Land Credit Agreement were collateralized by mortgages on land held for future development in existing Koger Centers in which the Company owned buildings or claimed rights under the Purchase Agreement. The interest rate on these loans was fixed at 10.25 percent. KPI failed to make interest payments due on this loan as of September 30, 1991, did not make contractual interest payments after that date, and was in default by reason of such failure. Unpaid interest (amounting to $6,673,000 from the date of KPI's bankruptcy to December 20, 1993) has not been recognized in the accompanying consolidated financial statements of the Company. The Company recognized no interest on this loan during 1993 and 1992. During 1991, KPI paid the Company $1,934,000 for interest on this loan. Since none of the properties which collateralized this loan generated cash flow, the Company did not receive any debt service payments for this loan under the provisions of the Cash Collateral Order. Immediately prior to the Merger, the loan outstanding under the Land Credit Agreement totalled approximately $28.3 million, with a carrying value of $26.5 million, which was net of a $1.4 million discount. This discount was not being amortized as interest income because management had discontinued recognition of interest income on this loan. On the date of the Merger, the Company received the collateral for the loan to KPI under the Land Credit Agreement in full satisfaction of this loan.

 Through the date of the Merger, the Company continued to account for the collateral for the loans under the Restated Credit Agreement and the Land Credit Agreement as loans foreclosed in-substance and had recorded a provision for loss in the amount of $18.7 million through December 21, 1993. This included a $2 million provision recorded during 1992 based upon management's continuing evaluation of collateral values.

 Resolution of KPI Chapter 11 Case. On April 30, 1993, the Company and KPI jointly proposed a plan of reorganization of KPI (the "Plan") which provided for the merger of KPI with and into the Company in exchange for the issuance of shares of the Company's common stock (the "Shares") to certain creditors of KPI and the issuance of warrants to purchase Shares (the "Warrants") to shareholders of KPI and holders of certain securities laws claims against KPI and the settlement of the Company's claim against KPI. On August 11, 1993, the shareholders of the Company approved the Merger and the issuance of the Shares and Warrants pursuant thereto. On December 8, 1993, the Plan was confirmed by the Bankruptcy Court and the Merger became effective on December 21, 1993. See Note 3 "KPI Merger" for further discussion.

 Advisory Agreement. Under the terms of an advisory agreement, Koger Advisors, Inc. ("KA"), a former wholly owned subsidiary of KPI, managed the Company's investment portfolio and provided advice and recommendations with respect to all aspects of the Company's business through December 31, 1991. For the year ended December 31, 1991, the Company reimbursed KA $539,000, for out-of-pocket expenses incurred by KA in providing advisory services to the Company. The term of the Advisory Agreement ended December 31, 1991. Functions formerly performed by KA have been performed by the Company through its officers and employees since January 1, 1992.

 Management Agreement. Prior to the Merger, Koger Management, Inc. ("KMI") was responsible for the leasing, operation, maintenance, and management of each of the Company's properties. The management fee was five percent of the gross rental receipts collected on the property managed for the Company by KMI. For the years ended December 31, 1993, 1992, and 1991, the Company incurred management fee expenses to KMI of $2,184,000, $2,314,000, and $2,281,000, respectively, for property management services. The Management Agreement expired on December 31, 1991, but had been extended on a month-to-month basis. With the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger.

 Other. A director of the Company is a Vice President of an affiliate of a shareholder who along with certain of its affiliates owns 18 percent of the Shares of the Company. The Company has entered into an agreement with this shareholder to register shares owned by the shareholder and its affiliates pursuant to the registration requirements of the Securities Act of 1933 in up to four public offerings and include these Shares in an unlimited number of public offerings which may be made on behalf of the Company or others for a period of eight years following the effective date of the Merger, December 21, 1993. All expenses, except for brokerage discount, of any of these offerings will be borne by the Company.

 In addition, one of the agreements contains provisions which permit the shareholder and certain of its affiliates to own the greater of (i) 23 percent of the outstanding Shares or (ii) 4,047,350 of the outstanding Shares, as adjusted for recapitalization without triggering the Company's common stock rights agreement. The Company has also covenanted that following the effective date of the Merger, December 21, 1993, for a period of eight years the Company would not amend, alter or otherwise modify the common stock rights agreement or take any action, which would limit or eliminate certain rights of the shareholder and its affiliates without prior consent of the shareholder.


3. KPI MERGER.

 On December 8, 1993, the Plan was confirmed by the Bankruptcy Court and the Merger of KPI into the Company became effective on December 21, 1993. Pursuant to the Merger, the Company received the collateral of 62 office buildings and thirteen parcels of land and related restructured mortgages, for the loans to KPI under the Restated Credit Agreement and the Land Credit Agreement in full satisfaction of these loans. In addition, in exchange for the remaining office buildings, land parcels, related restructured debt and other net assets of KPI, the Company issued 6,158,977 Shares, or approximately 35 percent of the Shares outstanding after the Merger, to certain unsecured creditors of KPI. The KPI common stock outstanding immediately prior to the Merger was converted into the right to receive one Warrant for every 50 shares of KPI common stock. Holders of certain securities law claims against KPI also received Warrants. A total of 644,000 Warrants were issued. Each Warrant gives the holder the right to purchase one Share at a price of $8.00 per share, such rights to be exercisable until June 30, 1999. The Warrants are subject to redemption at the option of the Company at prices ranging from $1.92 to $5.24 per Warrant.

 With the Merger, the Company acquired substantially all of the assets of KPI, free and clear of all liens, claims and encumbrances, except (i) encumbrances relating to certain secured indebtedness of KPI (aggregating $182.6 million) which was restructured under the Plan and (ii) an option and right of first refusal held by TKPL on certain developed buildings and parcels of undeveloped land, which are located in TKPL office centers. KPI assets acquired by the Company in the Merger included a total of 93 buildings containing 3,848,130 net rentable square feet together with approximately
295 acres of unimproved land suitable for development, and 1,781,419 Shares held by KPI. As a result of the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger. In addition, immediately prior to the Merger KPI transferred all of its debt and equity interest in TKPL to a newly formed wholly owned subsidiary of the Company, Southeast Properties Holding Corporation, Inc., which became the managing general partner of TKPL.

 The accounting treatment for the Merger has been separated into two components: (i) the receipt by the Company of the collateral for the loans to KPI made pursuant to the Restated Credit Agreement and the Land Credit Agreement (loans to KPI foreclosed in-substance), in full satisfaction of these loans; and (ii) the acquisition by the Company of the remaining assets and restructured liabilities of KPI.

 At the date of the Merger, the KPI real estate assets securing the loans due from KPI and related restructured mortgage balances were recorded at their relative fair values. The remaining assets and treasury stock acquired and liabilities assumed in exchange for the Shares and Warrants issued were recorded at their relative fair values under the purchase method of accounting. The acquisition price for these net assets was established based upon the value of Shares ($8.25 per Share) and Warrants ($2.125 per Warrant) as of the consummation date of the Merger plus the direct acquisition costs totaling $4,281,000 incurred by the Company. Cost in excess of fair value of net assets acquired from KPI totalled $11,646,000 and is being amortized over 15 years.

 Revenues and expenses of the assets and liabilities acquired from KPI are reflected in the Consolidated Statements of Operations for the 11 days from the date of the Merger, December 21, 1993, through December 31, 1993.

 The following unaudited pro forma results of operations for the years ended December 31, 1993 and 1992 assume the acquisition occurred as of the beginning of the respective periods after giving effect to certain adjustments including amortization of cost in excess of fair value of net assets acquired from KPI, increased interest expenses on assumed debt and increased depreciation expense on the new adjusted accounting bases of the real estate assets acquired. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

                                                  (in thousands)
                                                     UNAUDITED
                                                1993           1992
   Total Revenues                             $94,459        $91,933
   Total Expenses                              91,183         90,530
     Net Income                               $ 3,276        $ 1,403
   Earnings Per Common Share                  $  0.19        $  0.08

4. INVESTMENTS IN THE KOGER PARTNERSHIP, LTD.

 General. Pursuant to the Merger, Southeast Properties Holding Corporation, Inc. ("Southeast"), a wholly owned subsidiary of the Company, became the managing general partner of TKPL. Immediately prior to the Merger, KPI transferred all of its debt and equity interest in TKPL to Southeast. These interests included (1) 90,360 TKPL General and Limited Partnership Units (the "Units") and (2) a restructured unsecured note from TKPL with a principal amount of approximately $31 million. In light of the terms of the TKPL plan of reorganization and its restructured debt, the Company has determined that these investments have no value.

 Basis of Accounting for the Investment in TKPL. Southeast has significant influence over TKPL's activities because it owns 32 percent of TKPL's outstanding Units. However, Southeast does not control TKPL for accounting purposes and, accordingly, accounts for its investment using the equity method. No losses of TKPL are allocated to Southeast because Southeast is not obligated to fund losses of TKPL as stated in the Third Amended and Restated Agreement of Limited Partnership dated August 3, 1993.

 Duties to and Compensation from TKPL. Southeast, in its capacity as Managing General Partner, generally has responsibility for all aspects of TKPL's operations and receives as compensation for its services a management fee equal to nine percent of the gross rental revenues derived from the properties it manages for TKPL. All third-party leasing commissions incurred on TKPL buildings are the responsibility of the Company. From the date of the Merger, December 21, 1993, through December 31, 1993, the management fees earned were approximately $89,000. In the event that certain benchmarks for retirement of indebtedness are not met, the TKPL plan provides that an alternate general partner will assume responsibilities for operation and management of TKPL, and will initiate procedures to liquidate the assets of TKPL on an expedited basis. There is no assurance that necessary refinancing(s) and/or sale(s) can be achieved or that the alternate general partner will not assume control of TKPL.

 Option Agreement with TKPL. Pursuant to the Merger, the Company assumed an Option Agreement, between KPI and TKPL, which granted TKPL the exclusive right to acquire (the "Option") from KPI all of its interest in any or all of the developed buildings and parcels of undeveloped land, which are located in TKPL office centers (the "Option Property"). Under the Option Agreement, TKPL was also granted a right of first refusal as to the Option Property.
The Option's exercise price will be based on the fair value of the subject property determined as of a date within 180 days of exercise. The Option Agreement will be effective until June, 2000.

 Incentive Agreement with TKPL. Pursuant to the Merger, Southeast assumed an incentive agreement, originally between KPI and TKPL. Under the terms of this agreement, TKPL shall pay to Southeast, as long as Southeast is the property manager for TKPL, an incentive fee (the "Incentive Fee") in respect of any sale or refinancing of individual buildings (or buildings as unified office parks). The Incentive Fee will be computed based on the net proceeds received by TKPL in respect of such dispositions or refinancings (defined generally as gross proceeds of such dispositions or refinancings, less any repayment of certain obligations in respect of such disposed or refinanced property, and payment of any related costs of sales or refinancing costs (commissions to related parties not to exceed 3 percent of net proceeds)) and will decline according to the following schedule:

                      Twelve Month
                    Periods following   Percentage of
                       June, 1993       Net Proceeds
                       1 through 4           15%
                       5 through 6            5%
                       Thereafter             0%

 Pursuant to an agreement, the first $5 million of Incentive Fees which otherwise would be payable to Southeast under the terms of the Incentive Agreement will be required to be deposited into a special collateral account to provide additional collateral to secure the payment of certain debt of TKPL.

Summarized Financial Information. The condensed balance sheets of TKPL as of December 31, 1993 and 1992 and the condensed statements of operations for TKPL for the three years ended December 31, 1993, are summarized below
(in thousands).

 BALANCE SHEET DATA:                                 As Restated
 (in thousands)                                1993      1992
 Total Assets                                $157,239  $175,072
 Liabilities                                 $188,740  $194,780
 Deficiency in assets                         (31,501)  (19,708)
 Total Liabilities and Deficiency in Assets  $157,239  $175,072


 OPERATIONS DATA:                                    As Restated    As Restated
 (in thousands)                                1993      1992          1991
 Revenues                                    $ 35,753   $ 36,765     $ 36,342
 Operating, Interest and Other Expenses       (34,089)   (31,957)     (35,674)
 Depreciation and Amortization                (13,457)   (15,201)     (15,426)
     Net loss                                $(11,793)  $(10,393)    $(14,758)

5.   LOANS AND MORTGAGES PAYABLE.

 During 1993, the Company's bank loans were modified and extended in connection with the Merger. These bank loans had an outstanding balance of $100,308,000 at December 31, 1993. Prior to the modification of the loans, the loans bore interest at rates equal to such banks' prime rates. These loans are collateralized by mortgages on certain operating properties. At December 31, 1993, $47,656,000 of these loans bear interest at 6.42 percent and have a final maturity date of December 21, 2000. This loan is collateralized by properties with a carrying value of $69,137,000. At December 31, 1993, $25,027,000 of these loans bear interest at 6.386 percent and have a final maturity date of December 21, 2000. This loan is collateralized by properties with a carrying value of $43,210,000. The interest rate on both of these bank loans will be adjusted in December, 1996 to a rate equal to the sum of (i) the effective interest rate prevailing on four year U.S. Treasury Obligations, plus (ii) 210 basis points, subject to a maximum of 11 percent per annum. Monthly payments on these loans include principal amortization based on a 25 year amortization period. In addition, the Company will be required to make additional principal payments totalling $10 million by December, 1998. At December 31, 1993, $27,625,000 of these loans bear interest at the bank's prime rate plus one-half percent and has a maturity date of December 21, 1998, with an optional two year extension. Monthly payments on this loan include interest and fixed payments of principal which increase annually. This loan is collateralized by properties with a carrying value of $49,888,000. On or before December 21, 1996, the Company will be required to repay not less than $5 million of principal of this indebtedness. If the Company pays an additional $5 million prior to December 21, 1998, the maturity will be extended to seven years.

 At December 31, 1993, the Company had mortgages payable which total $49,334,000. The mortgages payable represent the outstanding balance of $22,917,000, which is net of a $170,000 discount, for debt assumed in connection with property purchased from KPI through 1990 and the outstanding balance of $26,417,000, which is net of a $1,121,000 discount, for mortgage debt obtained from an insurance company. Such mortgages are generally amortizing, bear interest at rates ranging from 7.75 percent to 10.125 percent, and are collateralized by office buildings with a carrying value of $97,567,000 at December 31, 1993.

 In connection with the Merger, the Company assumed approximately $182.6 million of restructured debt from KPI on December 21, 1993. Information with respect to such debt is as follows (in thousands):

                                                   Outstanding Balance
     KPI Restructured Debt                         12/21/93   12/31/93
     Senior Bank Mortgage Debt                     $ 83,992   $ 83,992
     Junior Bank Mortgage Debt                       11,354     10,278
     Insurance Company Mortgage Debt                 60,707     60,298
     Negative Amortization (Insurance Company Debt)      80        118
     Other Mortgage Debt                             21,168     20,958
     Tax Notes                                        5,040      5,040
     Mechanics' Liens                                   287        287
                                                   $182,628   $180,971

 Senior Bank Mortgage Debt, acquired in connection with the Merger, with outstanding balances of approximately $84 million will mature in December, 2003. Interest payments are due monthly based on a 6.62 percent interest rate with monthly amortization beginning in December, 1994. The interest rate will adjust in April, 1998 to a rate equal to the sum of (i) the then prevailing interest rate on five year U.S. Treasury Obligations plus (ii) 210 basis points with a maximum rate of 10 percent.

 Junior Bank Mortgage Debt totaling approximately $10.3 million is secured by properties that also serve as collateral for Senior Bank Mortgage Debt. The Junior Bank Mortgage Debt matures in December, 2000 and accrues interest at the prime rate of the lender (6 percent at December 31, 1993). Accrued interest on Junior Bank Mortgage Debt must be paid no later than December, 1998. Monthly interest payments are required beginning in January, 1999. Accrued interest on this debt will be forgiven if the outstanding balance is paid in full prior to December, 1996. Interest accrued and forgiven will be reflected as an adjustment to interest expense in the year forgiven.

 Insurance Company Mortgage Debt with outstanding balances at December 31, 1993, of approximately $59.9 million were acquired in connection with the Merger. This indebtedness is non-recourse to the Company, but is secured by all former KPI properties on which each lender held mortgages. These mortgages include provisions during the period ending December 21, 1996, for a portion of the interest earned, equal to 25 percent, 20 percent and 15 percent in, respectively, the first, second and third years, may be deferred at the option of the Company and added to principal, subject to a minimum interest payment rate of seven and one-half percent per annum. The interest rates will be reset on various dates, as defined. No reset interest rate may be less than eight percent per annum. However, if any interest reset rate would exceed ten percent per annum, the Company may elect to establish the interest reset rate at ten percent per annum, in which case the maturity of the indebtedness in question shall be the date on which a U.S. Treasury Obligation purchased on the interest reset date in question with an effective interest rate of 210 basis points below ten percent per annum would mature. In the absence of an election to fix any interest reset rate at ten percent per annum, all of such indebtedness matures on December 21, 2003. The loans begin principal amortization in 1997. Additional Insurance Company Mortgage Debt totalling $0.4 million which retained their existing balances and terms were also acquired from KPI in connection with the Merger. The interest rates on these loans range from 7.5 percent to 9.5 percent.

 Other Mortgage Debt acquired in the Merger totals approximately $21 million and matures in June, 2001. Interest payments are due monthly based on the prime rate plus one percent with a minimum rate of 6.62 percent and a maximum rate of 10 percent.

 At December 31, 1993, approximately $4.5 million of Tax Notes were outstanding to taxing authorities and banks for 1991 taxes on certain properties acquired from KPI. The Tax Notes mature in December, 1999 and bear interest at 8.5 percent. The notes are interest only for two years and beginning in December, 1995 must be repaid in five equal annual installments of principal. Other notes issued for outstanding taxes are unsecured with an outstanding balance of $501,000. These notes mature September, 1997 and accrue interest at 7.0 percent. Principal and interest are paid on a quarterly basis commencing March, 1994.

 Mechanics Liens of $287,000 mature in December, 2000. Payments are made annually and bear interest at 8.5 percent.

 The Company's restructured debt contains provisions requiring the Company to use the first $50 million of proceeds from any equity offering to pay down certain debt. To the extent that equity offering proceeds exceed $50 million, one half of the excess must be used to pay down debt with the remainder being available for use at the Company's discretion.

 In addition to reporting and other requirements, the restructured debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expense. The Company is also required to maintain certain financial ratios.

 The annual maturities of loans and mortgages payable, which are gross of $1,291,000 of unamortized discounts, as of December 31, 1993, are summarized as follows (dollars in thousands):

               Year Ending
               December 31,        Total
               1994              $  3,252
               1995                 5,736
               1996                 8,901
               1997                14,564
               1998                18,920
               Subsequent Years   280,543
               Total             $331,916

6.  LEASES.

  The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 1993, 94 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

  The Company's leases are operating leases and expire at various dates through 2003. Minimum future rental revenues from leases in effect at December 31, 1993, determined without regard to renewal options, are summarized as follows:

               Year Ending         Amount
               December 31,   (In thousands)

               1994              $ 79,048
               1995                58,728
               1996                37,983
               1997                24,618
               1998                14,026
               Subsequent Years    30,218
               Total             $244,621

  The above minimum future rental income does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $1,407,000, $1,638,000, and $762,000 for the years 1993,
1992, and 1991, respectively.



7.   STOCK OPTIONS AND RIGHTS.

  1988 Stock Option Plan. The Company's Amended and Restated 1988 Stock Option Plan (the "1988 Plan") provides for the granting of options to purchase up to 500,000 shares of its common stock to key employees of the Company and its subsidiaries. The 1988 Plan provides that the options granted contain stock appreciation rights which may be exercised in lieu of the option. To exercise the option, payment of the option price is required before the option shares are delivered. Alternatively, the optionee may elect to receive shares equal in value to the difference between the aggregate fair market value of the shares exercised on the exercise date and the aggregate exercise price of those shares. With the consent of the Company's Compensation Committee, the optionee may also elect to exercise the option in part by receiving cash equal to the minimum amount required to be withheld for payroll tax purposes and the balance by receiving shares equal to the difference between the aggregate fair market value and the aggregate exercise price, less any cash received. All options originally granted under the 1988 Plan on August 25, 1988, at an exercise price of $20.00 per share were exercisable on December 31, 1993, and terminate August 24, 1995, seven years after the date of grant.

  Pursuant to the 1988 Plan, the Compensation Committee of the Company's Board of Directors granted options to purchase 286,250 shares on February
5, 1992 to the Company's officers at an exercise price of $5.125 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire seven years from the date of grant and are exercisable beginning one year from the date of grant at a cumulative annual rate of 20 percent of the shares covered by each option being fully exercisable five years after the date of grant. The grant of certain of these options was conditioned upon the surrender of previously granted and outstanding options to purchase 23,825 shares at an exercise price of $20.00 per share.

  1988 Stock Purchase Option Plan. As incentive compensation, on August 25, 1988, the Company granted a Stock Purchase Option to purchase up to 500,000 shares of its common stock to its former advisor, KA, which were assigned to key employees of KA, KMI, KPI, and other affiliates of KA. The Stock Purchase Option provides that upon exercise of an option, the optionee may purchase shares for cash or may elect to receive shares equal in value to the excess of the fair market value of shares exercised over the exercise price. The shares became exercisable in March, 1990 and will expire June 29, 1995. Options to purchase shares under the Stock Purchase Option were assigned by KA to its respective key employees and those of its affiliates who are now employees of the Company.

  Information concerning the options granted is summarized below.

                 Date of   Shares Under        Exercise Price
   Plan           Grant       Option        Per Share    Total
  1988 Stock
   Option Plan   8/25/88      173,246        $20.000   $3,464,920
                 2/05/92      286,150          5.125    1,466,519
  Stock
   Purchase
   Option        8/25/88      299,180         20.000    5,983,600


  At December 31, 1993, there were 40,504 shares available for the granting of options under the 1988 Plan. At December 31, 1993, options to purchase 100 shares had been exercised.

  1993 Stock Option Plan. The Company's 1993 Stock Option Plan (the "1993 Plan") was approved by the Shareholders of the Company at its Annual Meeting held on August 11, 1993. The 1993 Plan provides for the granting of options to purchase up to 1,000,000 shares of its common stock to key employees of the Company and its affiliates. The 1993 Plan provides that the options granted contain stock appreciation rights which may be exercised in lieu of the option. To exercise the option, payment of the option price is required before the option shares are delivered. Alternatively, the optionee may elect to receive shares equal in value to the difference between the aggregate fair market value of the shares exercised on the exercise date and the aggregate exercise price of those shares. With the consent of the Company's Compensation Committee, the optionee may also elect to exercise the option in part by receiving cash equal to the minimum amount required to be withheld for payroll tax purposes and the balance by receiving shares equal to the difference between the aggregate fair market value and the aggregate exercise price, less any cash received. At December 31, 1993, no options had been granted under the 1993 Plan. At December 31, 1993, there were 1,000,000 shares available for the granting of options under the 1993 Plan.

  Shareholder Rights Plan. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the
Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's common stock and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 1993), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective December 21, 1993 for a certan shareholder and its affiliates, see Note 2 for further discussion of this amendment.

8. DIVIDENDS.

  The Company paid no dividends during 1993 or 1992. Dividends of $.77 per share were paid during the year ended December 31, 1991, all of which was ordinary income for income tax purposes. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's taxable income as required by the Federal income tax laws.

  The Company's taxable income/(loss) prior to the dividends paid deduction for the years ended December 31, 1993, 1992, and 1991 was approximately $(7,887,000), $(13,329,000), and $10,646,000, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, and advance rents received. At December 31, 1993, the net tax basis of the Company's assets and liabilities exceeded the net book basis of assets and liabilities in the amount of approximately $136,000.

  Pursuant to the Plan and the Merger of KPI into the Company, the Company will be subject to certain dividend limitations which, however, will not be applied if they would cause loss of the Company's REIT status.


9. LITIGATION.

  The Company, certain of its present and former officers and directors, and KPI and certain of its subsidiaries are parties to a class action filed in October, 1990 (the "Securities Action"). It is alleged in the Securities Action that various press releases, shareholder reports, and/or securities filings failed to disclose and/or misrepresented the Company's business policies in violation of certain provisions of the federal securities law and seeks unspecified damages therefore. The Company believes that claims made in the Securities Action are without merit and intends to vigorously contest the proceeding.

  A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the course of the Derivative Action, the plaintiffs therein further alleged that Mr. Lobrano was liable to the Company for certain alleged acts of legal malpractice. The Company's Board of Directors' Independent Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, completed an extensive investigation of the facts and circumstances surrounding the Derivative Action, including the allegations against Mr. Lobrano. It was the conclusion of this committee that the ultimate best interest of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and realleged the cause of action against Stephen D. Lobrano ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting its investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II should not be dismissed. Both plaintiffs and the Company have filed objections to portions of this Report and Recommendation, which is now pending before the District Court.

  At this time the Company's legal counsel is unable to determine whether the outcome of the above litigation will have a material impact on the Company. Accordingly, no provision has been made in the consolidated financial statements for any liability that may result from this litigation.

  Under the terms of the merger agreement between the Company and KPI, the Company has agreed to indemnify each current and former non-officer director of KPI other than Ira M. Koger (the "Indemnified Persons") in respect of amounts to which such Indemnified Person would be otherwise entitled to indemnification under Florida law, the articles of incorporation or the by-laws of KPI arising out of acts or omissions prior to September 25, 1991 (the "Indemnity"). Certain of the former non-officer directors of KPI are defendants in a Pension Plan class action suit. The Company is not named in this suit. However, certain former non-officer directors of KPI may be Indemnified Persons. The obligations, if any, of the Company under such indemnification do not exceed (i) $1,000,000 in the aggregate and (ii) $200,000 per Indemnified Person and are subject to certain other conditions precedent. Based upon its investigation to date, the Company does not believe that this suit will give rise to any material liability to Indemnified Persons or to the Company. Accordingly, no provision has been made in the Consolidated Financial Statements for any liability that may result from the Indemnity.

10.INTERIM FINANCIAL INFORMATION (UNAUDITED).

   Selected quarterly information for the two years in the period ended December 31, 1993, is presented below (in thousands except per share amounts):
                                                Net           Earnings
                    Rental       Total        Income         (Loss) Per
Quarters Ended     Revenues     Revenues      (Loss)        Common Share
March 31, 1992      $11,488      $11,529       $820             $.06
June 30, 1992        11,643       11,701        292              .02
September 30, 1992   11,356       11,423       (142)            (.01)
December 31, 1992    11,470       11,535        (37)               -
March 31, 1993       10,970       11,030        951              .07
June 30, 1993        10,982       11,037        610              .05
September 30, 1993   11,212       11,265        (26)               -
December 31, 1993    12,944       13,074        917              .06



                                                               Schedule IV

                     KOGER EQUITY, INC. AND SUBSIDIARIES
                       INDEBTEDNESS OF RELATED PARTIES
                     FOR EACH OF THE THREE YEARS IN THE
                       PERIOD ENDED DECEMBER 31, 1993


   1993
                               Balances                                          (a)           Balances
   Name                         1-1-93      Transfers       Additions         Reductions       12-31-93
   Koger Properties, Inc.    $ 94,889,172 $           0   $            0     $(94,889,172)   $            0


   1992
                               Balances                                          (a)            Balances
   Name                         1-1-92      Transfers       Additions         Reductions        12-31-92
   Koger Properties, Inc.    $ 99,484,091 $           0   $          0       $ (4,594,919)    $  94,889,172



   1991
                               Balances                                          (a)             Balances
   Name                         1-1-91      Transfers       Additions         Reductions         12-31-91
   Koger Properties, Inc.    $116,279,001 $           0   $          0       $(16,794,910)     $  99,484,091




   (a) Through the date of the Merger, the Company continued to account for the collateral for the loans under the Restated Credit Agreement and the Land Credit Agreement, due from Koger Properties, Inc. ("KPI") as loans foreclosed in-substance and had recorded a provision for loss in the amount of $18.7 million to reduce such loans to estimated fair value. On September 25, 1991, KPI filed a petition under Chapter 11 of the U.S. Bankruptcy Code. KPI did not make contractual interest payments on these loans which were due on or after September
        30, 1991. On October 17, 1991, the Bankruptcy Court entered an Order granting KPI's Motion to use cash collateral (the "Cash Collateral
        Order").  Under the Cash Collateral Order, the Company received
        $2,667,470 ($1,392,113 in 1993, $1,180,447 in 1992 and $94,910 in
        1991) in debt service payments through December 21, 1993, which were applied to principal. In 1992, a discount of approximately
        $1,432,000 was recorded on the loans under the Land Credit Agreement and related mortgage debt outstanding.



                                                             Schedule X

                   KOGER EQUITY, INC. AND SUBSIDIARIES
               SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR EACH OF THE THREE YEARS IN THE PERIOD
                        ENDED DECEMBER 31, 1993
                             (in thousands)




                                Year Ended  Year Ended   Year Ended
                                 12-31-93    12-31-92     12-31-91


   Maintenance and repairs        $3,696       $3,282      $2,313


   Utilities                      $7,020       $6,638      $6,761


   Janitorial                     $2,570       $2,603      $2,614


   Real estate taxes              $4,076       $3,838      $3,926




   The Company had no royalties or advertising costs during each of the three years in the period ended December 31, 1993.





                                                                    Schedule X

                                 KOGER EQUITY, INC. AND SUBSIDIARIES
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1993
                                           (in thousands)
                                         COSTS CAPITALIZED
                                             SUBSEQUENT
                          INITIAL COST    TO ACQUISITION          TOTAL COST           (d)     (a)
                                 BLDGS &  IMPROVE CARRYING        BLDGS &    (b)(c)    ACCUM.  MORT-       DATE     DEPRECIABLE
CENTER                   LAND    IMPROV.   MENTS   COSTS   LAND   IMPROV.     TOTAL     DEPR.  GAGES     ACQUIRED      LIFE
OPERATING REAL ESTATE:
 ATLANTA CHAMBLEE      $13,177   $63,211   $2,033 $   0   $13,177  $65,244  $78,421  $5,641 $ 34,101  1988 - 1993  5 - 40 YRS.
 ATLANTA GWINNETT            0         3        0     0         0        3        3       0        0     1993      5 - 40 YRS.
 AUSTIN                  4,274    13,650      216     0     4,274   13,866   18,140     179    3,453  1990 - 1993  5 - 40 YRS.
 CHARLOTTE CARMEL          910     9,993        0     0       910    9,993   10,903       0    9,372     1993      5 - 40 YRS.
 CHARLOTTE EAST          5,788    25,078      494     0     5,788   25,572   31,360   1,070   14,694  1989 - 1993  5 - 40 YRS.
 EL PASO                 3,108    10,107    1,102     0     3,108   11,209   14,317     947    1,674  1990 - 1993  5 - 40 YRS.
 GREENSBORO SOUTH        6,391    38,700    1,886     0     6,391   40,586   46,977   2,266   23,953  1988 - 1993  5 - 40 YRS.
 GREENSBORO WENDOVER         0        11        0     0         0       11       11       0        0     1993      5 - 40 YRS.
 GREENVILLE              3,833    16,104      599     0     3,833   16,703   20,536   1,426    7,296  1988 - 1993  5 - 40 YRS.
 JACKSONVILLE BAYMEADOWS 7,625    23,716        0     0     7,625   23,716   31,341       0   35,725     1993      5 - 40 YRS.
 JACKSONVILLE CENTRAL    6,915    35,321    2,092     0     6,915   37,413   44,328   2,663   13,521  1989 - 1993  5 - 40 YRS.
 MEMPHIS GERMANTOWN      3,518    21,820      451     0     3,518   22,271   25,789   1,880   13,505  1988 - 1993  5 - 40 YRS.
 MEMPHIS KIRBY GATE          0         1        0     0         0        1        1       0        0      1993     5 - 40 YRS.
 MIAMI                   2,040     7,295        0     0     2,040    7,295    9,335       0    8,000      1993     5 - 40 YRS.
 NORFOLK WEST              535     4,485        0     0       535    4,485    5,020       0    4,022      1993     5 - 40 YRS.
 ORLANDO CENTRAL         8,342    30,575    2,250     0     8,342   32,825   41,167   3,687   18,625  1988 - 1993  5 - 40 YRS.
 ORLANDO UNIVERSITY      2,900    12,218      166     0     2,900   12,384   15,284     522    9,806  1990 - 1993  5 - 40 YRS.
 RALEIGH CROSSROADS        820     5,994        0     0       820    5,994    6,814       0    4,818      1993     5 - 40 YRS.
 RICHMOND SOUTH              0       105        0     0         0      105      105       0        0      1993     5 - 40 YRS.
 ST. PETERSBURG          6,657    29,525    1,022     0     6,657   30,547   37,204   2,277   20,667  1988 - 1993  5 - 40 YRS.
 SAN ANTONIO             9,638    29,649    2,850     0     9,638   32,499   42,137   2,511    7,304  1990 - 1993  5 - 40 YRS.
 TALLAHASSEE A. P.       6,063    28,043    1,713     0     6,063   29,756   35,819   2,772   15,837  1988 - 1993  5 - 40 YRS.
 TALLAHASSEE C. C.       3,561    22,903      164     0     3,561   23,067   26,628   1,507   21,068  1988 - 1993  5 - 40 YRS.
 TULSA NORTH             1,600     4,300      404     0     1,600    4,704    6,304     372        0      1990     5 - 40 YRS.
 TULSA SOUTH             4,466    12,834      504     0     4,466   13,338   17,804     980    4,455  1990 - 1993  5 - 40 YRS.
  SUBTOTALS            102,161   445,641   17,946     0   102,161  463,587  565,748  30,700  271,896
 FURNITURE & EQUIPMENT               813                        0      813      813       6                         5 - 7 YRS.
 IMPROVEMENTS IN PROGRESS                     209               0      209      209
  TOTAL OPERATING
   REAL ESTATE        $102,161  $446,454  $18,155 $   0  $102,161 $464,609 $566,770 $30,706 $271,896



                                                                    Schedule XI

                                KOGER EQUITY, INC. AND SUBSIDIARIES
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1993
                                           (in thousands)

                                            COSTS CAPITALIZED
                                                SUBSEQUENT
                           INITIAL COST       TO ACQUISITION          TOTAL COST            (d)       (a)
                                   BLDGS &   IMPROVE CARRYING          BLDGS &   (b)(c)    ACCUM.    MORT-     DATE   DEPRECIABLE
CENTER                    LAND     IMPROV.    MENTS   COSTS    LAND    IMPROV.    TOTAL     DEPR.    GAGES   ACQUIRED    LIFE
UNIMPROVED LAND:
 ATLANTA GWINNETT       $  5,780                             $ 5,780             $ 5,780           $     79    1993
 BIRMINGHAM                1,750                               1,750               1,750                 32    1993
 CHARLOTTE CARMEL          3,250                               3,250               3,250                 71    1993
 CHARLOTTE EAST              468                                 468                 468                  8    1993
 COLUMBIA SPRING VALLEY      150                                 150                 150                  0    1993
 GREENSBORO WENDOVER       1,491                               1,491               1,491                  0    1993
 GREENVILLE                  949                                 949                 949                  0    1993
 JACKSONVILLE BAYMEADOWS   2,319                               2,319               2,319                 48    1993
 MEMPHIS GERMANTOWN        4,505                               4,505               4,505                 49    1993
 MEMPHIS KIRBY GATE        3,474                               3,474               3,474                 68    1993
 MIAMI                     2,970                               2,970               2,970                 61    1993
 NORFOLK WEST              2,265                               2,265               2,265                  6    1993
 ORLANDO UNIVERSITY        2,880                               2,880               2,880                 39    1993
 RALEIGH CROSSROADS        2,495                               2,495               2,495                 39    1993
 RICHMOND SOUTH            1,860                               1,860               1,860                  0    1993
 ST. PETERSBURG            1,000                               1,000               1,000                 34    1993
 SAN ANTONIO               1,430                               1,430               1,430                103    1993
 TULSA NORTH               1,000                               1,000               1,000                  9    1993
  TOTAL UNIMPROVED LAND   40,036         0        0      0    40,036         0    40,036        0       646

TOTAL                   $142,197  $446,454  $18,155  $   0  $142,197  $464,609  $606,806  $30,706  $272,542

                                                             Schedule XI

                                KOGER EQUITY, INC. AND SUBSIDIARIES
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1993
                                           (in thousands)



(a) At December 31, 1993, the outstanding balance of mortgages payable was $272,542. In addition, the Company has loans outstanding with variable interest rates which are collateralized by mortgages on pools of buildings. At December 31, 1993, the outstanding balance of these loans was $58,861.

(b) Aggregate cost basis for Federal income tax purposes was $633,181 at December 31, 1993.

(c) Reconciliation of total real estate carrying value for the years ended December 31, 1993, 1992 and 1991 is as follows:

                                            1993      1992     1991
          Balance at beginning of year $311,286 $308,293 $304,690 Additions during year:
            Acquisitions                   289,097        19         4
            Improvements                     6,423     2,974     3,599
          Balance at close of year        $606,806  $311,286  $308,293

     Acquisitions of land and buildings during 1993 were made pursuant to the merger of KPI with and into the Company.

(d) Reconciliation of accumulated depreciation for the years ended December 31, 1993, 1992 and 1991 is as follows:

                                            1993      1992     1991
          Balance at beginning of year $22,300 $14,625 $7,493 Additions during year:
            Depreciation expense             8,406    7,675    7,132
          Balance at close of year         $30,706  $22,300  $14,625

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "1994 Proxy Statement") and is incorporated herein by reference.

     The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

  S. D. Stoneburner . . . . .Chairman of the Board
  Irvin H. Davis. . . . . . .President, Chief Executive Officer and Director
  Victor A. Hughes, Jr. . . .Senior Vice President, Chief Financial Officer
                              and Director
  James L. Stephens . . . . .Treasurer and Chief Accounting Officer


  Mr. Stoneburner, age 75, was elected as Chairman of the Board of Directors of the Company on December 20, 1991, and has been a Director of the Company since June, 1988. He had also previously served the Company as President and Chief Financial Officer from June 22, 1988 through March 6, 1990. Mr. Stoneburner is the former Vice Chairman of the Board and former Chief Financial Officer of KPI, having served in that capacity from 1973 through June 21, 1988.

  Mr. Davis, age 64, was elected President and Chief Executive Officer of the Company on December 11, 1991. He has served as a Director of the Company since August 15, 1991. He previously held the positions of President and Chief Executive Officer pro tempore of the Company from August 15, 1991 to December 10, 1991. Prior to that Mr. Davis served the Company as Senior Vice President and Asset Manager from August 1, 1991 to August 14, 1991 and as Senior Vice President/Asset Management from June, 1988 to February 1, 1991. Mr. Davis was a Senior Vice President of KPI from 1982 to 1988 and also served in that capacity from February, 1991 to August 1, 1991.

        Mr. Hughes, age 58, has been the Chief Financial Officer of the Company since March 31, 1991, Senior Vice President of the Company since
May 20, 1991, and Assistant Secretary of the Company from March 11, 1991 through December 21, 1993. Mr. Hughes was elected to the Board of Directors of the Company on July 29, 1992. Mr. Hughes had previously held the position of Vice President of the Company from April 1, 1990 to March 11, 1991. Mr. Hughes was President of Koger Securities, Inc., a former wholly owned subsidiary of KPI, from 1982 to March, 1990.

        Mr. Stephens, age 36, has been the Treasurer and Chief Accounting Officer of the Company since March 31, 1991. He also has held the position of Assistant Secretary of the Company from May 20, 1991 through December 21, 1993. Mr. Stephens was the Accounting Manager of KA from December, 1990 to March, 1991. He was a Division Controller of KPI from March, 1989 to December, 1990 and Cost Accounting Manager of KPI from September, 1987 to March, 1989.

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the SEC and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the common stock of the Company. Executive officers and directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1993 all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

Item 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 1994 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 1994 Proxy Statement. The beneficial ownership of Common Stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 1994 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to Item 1. "Business," 2. "Properties," 3. "Lega Proceedings," 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 1994 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

          (a)(1) See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report. The financial statements for The Koger Partnership, Ltd. are herein incorporated by reference as filed in its Form 10-K for the year ended December 31, 1993 (Commission File No. 0-8891).
             (2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 50 through 54 in this Form.
          (b)    Reports on Form 8-K:
                 There were no reports on Form 8-K filed during the quarter ended December 31, 1993.
          (c) The following exhibits are filed as part of this report:

                 Exhibit
                 Number            Description
                   2               Agreement and Plan of Merger, dated as of
                                   December 21, 1993 between the Company and
                                   Koger Properties, Inc.*
                   3  (a)          Amended and Restated Articles of
                                   Incorporation.  Incorporated by reference
                                   to Exhibit IV of the 1993 Proxy Statement
                                   filed by the Registrant on June 30, 1993
                                   (File No. 1-9997).
                      (b)          Koger Equity, Inc. By Laws, as Amended and
                                   Restated on May 5, 1992.  Incorporated by
                                   reference to Exhibit 3 of the Form 10-Q
                                   filed by the Registrant for the quarter
                                   ended March 31, 1993 (Filed No. 1-9997).
                   4  (a)          Common Stock Certificate of Koger Equity,
                                   Inc. See Exhibit 4(a) to Registration
                                   Statement on Form S-11 (Registration No.
                                   33-22890) which Exhibit is herein
                                   incorporated by reference.
                      (b)(1)(A)    Koger Equity, Inc. Rights Agreement (the
                                   "Rights Agreement") dated as of September
                                   30, 1990 between the Company and Wachovia
                                   Bank and Trust Company, N.A. as Rights
                                   Agent ("Wachovia").  See Exhibit 1 to a
                                   Registration Statement on Form 8-A, dated
                                   October 3, 1990, (File No. 1-9997) which
                                   Exhibit is herein incorporated by
                                   reference.
                      (b)(1)(B)    First Amendment to the Rights Agreement,
                                   dated as of March 22, 1993, between the
                                   Company and First Union National Bank of
                                   North Carolina, as Rights Agent ("First
                                   Union"), entered into for the purpose of replacing Wachovia. Incorporated by reference to Exhibit 4(b)(4) of the Form
                                   10-Q filed by the Registrant for the
                                   quarter ended March 31, 1993
                                   (File No. 1-9997).

                 Exhibit
                 Number            Description
                      (b)(1)(C)    Second Amendment to the Rights Agreement,
                                   dated as of December 21, 1993, between
                                   the Company and First Union.  See Exhibit
                                   5 to an Amendment on Form 8-A/A to a
                                   Registration Statement on Form 8-A, dated
                                   December 21, 1993, (File No. 1-9997) which
                                   Exhibit is herein incorporated by
                                   reference.
                      (b)(2)       Form of Common Stock Purchase Rights
                                   Certificate (attached as Exhibit A to the
                                   Rights Agreement).  Pursuant to the Rights
                                   Agreement, printed Common Stock Purchase
                                   Rights Certificates will not be mailed
                                   until the Distribution Date (as defined
                                   in the Rights Agreement).
                      (b)(3)       Summary of Common Stock Purchase Rights
                                   (attached as Exhibit B to the Rights
                                   Agreement).
                      (c)(1)       Warrant Agreement, dated as of December
                                   21, 1993, between the Company and First
                                   Union (the "Warrant Agreement").  See
                                   Exhibit 2 to an Amendment on Form 8-A/A
                                   to a Registration Statement on Form 8-A, dated December 21, 1993, (File No. 1-
                                   9997) which Exhibit is herein incorporated by reference.
                      (c)(2)       Form of a Common Share Purchase Warrant
                                   issued pursuant to the Warrant Agreement.
                                   See Exhibit 1 to an Amendment on Form
                                   8-A/A to a Registration Statement on Form
                                   8-A (File No. 1-9997) dated December 21,
                                   1993, which Exhibit is herein incorporated by reference.
              10      Material Contracts
                      (a)(1)       Purchase Agreement among Koger Equity,
                                   Inc., Koger Properties, Inc., and The
                                   Koger Company. Incorporated by reference to Exhibit 10(a) of Form 10-K filed by the Registrant for the period ended December
                                   31, 1988 (File No. 1-9997).
                      (a)(2)       First Amendment to Purchase Agreement.
                                   Incorporated by reference to Exhibit
                                   10(a)(2) of Form 10-Q filed by the
                                   Registrant for the quarter ended June 30, 1989 (File No. 1-9997).
                      (b)(1)       Credit Agreement among Koger Equity, Inc.,
                                   Koger Properties, Inc. and The Koger
                                   Company.  Incorporated by reference to
                                   Exhibit 10(b) of Form 10-K filed by the
                                   Registrant for the period ended December
                                   31, 1988 (File No. 1-9997).
                      (b)(2)       First Amendment to Credit Agreement.
                                   Incorporated by reference to Exhibit
                                   10(b)(2) of Form 10-Q filed by the
                                   Registrant for the quarter ended June 30, 1989 (File No. 1-9997).
                      (c)          Advisory Agreement between Koger Equity,
                                   Inc. and Koger Advisors, Inc.
                                   Incorporated by reference to Exhibit 10(c) of Form 10-K filed by the Registrant for the period ended December 31, 1988 (File
                                   No. 1-9997).
                      (d)(1)       Management Agreement between Koger Equity,
                                   Inc. and Koger Management, Inc.
                                   Incorporated by reference to Exhibit 10(d) of Form 10-K filed by the Registrant for the period ended December 31, 1988 (File
                                   No. 1-9997).

                 Exhibit
                 Number            Description

                      (d)(2) Amended Schedule "A" to Management Agreement between Koger Management, Inc. and Koger Equity, Inc. Incorporated by reference to Exhibit 10(d)(2) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1989 (File No. 1-9997).
                      (e)(1)(A) Koger Equity, Inc. 1988 Stock Option Plan. Incorporated by reference to Exhibit 10(e)(2) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1989 (File No. 1-9997).
                      (e)(1)(B) Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan. Incorporated by reference to Exhibit 10(e)(1)(A) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1992 (File No. 1-9997).
                      (e)(2)(A) Koger Equity, Inc. 1988 Stock Option Agreement. Incorporated by reference to
                                   Exhibit 10(e)(2) of Form 10-Q filed by the Registrant for the quarter ended March
                                   31, 1989 (File No. 1-9997).
                      (e)(2)(B)    Form of Stock Option Agreement pursuant
                                   to Koger Equity, Inc. 1988 Stock Option
                                   Plan, as amended and restated.
                                   Incorporated by reference to Exhibit
                                   10(e)(2)(A) of Form 10-Q filed by the
                                   registrant for the quarter ended June 30, 1992 (File No. 1-9997).
                      (f)(1)       Stock Purchase Option between Koger
                                   Equity, Inc. and Koger Advisors, Inc.
                                   Incorporated by reference to Exhibit
                                   10(f)(1) of Form 10-Q filed by the
                                   Registrant for the quarter ended March
                                   31, 1989 (File No. 1-9997).
                      (f)(2) Koger Equity, Inc. Assignment of Stock Purchase Agreement. Incorporated by reference to Exhibit 10(f)(2) of Form 10-Q filed by the Registrant for the quarter ended March 31, 1989 (File No. 1-9997).
                      (g) Addendum Agreement between Koger Equity, Inc. and Koger Properties, Inc. Incorporated by reference to Exhibit 10(g) of Form 10-K filed by the Registrant for the period ended December 31, 1988 (File No. 1-9997).
                      (h) Agreement between KPI and the Company, dated September 30, 1990. Incorporated by reference to Exhibit 10(h) of Form
                                   10-Q filed by the Registrant for the
                                   quarter ended September 30, 1990
                                   (File No. 1-9997).
                      (i) Land Credit Agreement dated December 31, 1990 between Koger Properties, Inc. and the Company. Incorporated by reference to Exhibit 10(i) of Form 10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-9997).
                      (j) Second Amendment To Credit Agreement dated as of March 30, 1990. Incorporated by reference to Exhibit 10(j) of Form 10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-9997).
                      (k)          Amended and Restated Credit Agreement
                                   dated December 31, 1990. Incorporated by reference to Exhibit 10(k) of Form 10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-9997).

                 Exhibit
                 Number            Description

                      (l)          Term Loan commitment with NCNB National
                                   Bank of Florida dated January 25, 1991.
                                   Incorporated by reference to Exhibit 10(l) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
                      (l)(2)       Agreement to extend NCNB Loan Maturity
                                   Date, dated February 4, 1992. Incorporated by reference to Exhibit 10(1)(2) of the Form 10-Q filed by the Registrant for the quarter ended September 30, 1992 (File No. 1-9997).
                      (l)(3)       Agreement to Extend NCNB Loan Maturity
                                   Date, dated June 8, 1992.  Incorporated
                                   by reference to Exhibit 10(1)(3) of the
                                   Form 10-Q filed by the Registrant for the quarter ended September 30, 1992 (File
                                   No. 1-9997).
                      (l)(4)       Agreement to Extend NCNB Loan Maturity
                                   Date, dated September 30, 1992.
                                   Incorporated by reference to Exhibit 10(l)
                                   (4) of the Form 10-Q filed by the
                                   Registrant for the quarter ended
                                   September 30, 1992 (File No. 1-9997).
                      (l)(5) Amendment to NCNB Loan Agreement, dated January 28, 1993. Incorporated by reference to Exhibit 10(l)(5) of the Form 10-K filed by the Registrant for the year ended December 31, 1992 (File No. 1-9997).
                      (l)(6)       Agreement to Extend NationsBank (NCNB)
                                   Loan Maturity Date, dated April 30, 1993.
                                   Incorporated by reference to Exhibit
                                   10(l)(6) of the Form 10-Q filed by the
                                   Registrant for the quarter ended March 31, 1993 (File No. 1-9997).
                      (l)(7)       Commitment letter to Koger Equity, Inc.
                                   from NationsBank of Florida, N.A., to
                                   modify and extend mortgage loan, dated
                                   October 13, 1993.  Incorporated by
                                   reference to Exhibit 10(l)(7) of Form
                                   10-Q filed by the Registrant for the
                                   quarter ended September 30, 1993
                                   (File No. 1-9997).
                      (l)(8)       Agreement to Extend NationsBank (NCNB)
                                   Loan Maturity Date, dated as of October
                                   15, 1993.  Incorporated by reference to
                                   Exhibit 10(l)(7) of Form 10-Q filed by
                                   the Registrant for the quarter ended
                                   September 30, 1993 (File No. 1-9997).
                      (l)(9)       Restated Loan Agreement between
                                   NationsBank of Florida, N.A., and Koger
                                   Equity, Inc., dated December 21, 1993.*
                      (m) Loan Agreement with Barnett Bank of Jacksonville, N.A. dated April 5, 1991. Incorporated by reference to Exhibit 10(m) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
                      (m)(1) Commitment letter to Koger Equity, Inc., from Barnett Bank of Jacksonville, N.A., to modify and extend term loans, dated September 22, 1993. Incorporated by reference to Exhibit 10(m)(l) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-9997).
                      (m)(2) Consolidated Renewal Promissory Note between Barnett Bank of Jacksonville, N.A., and Koger Equity, Inc., dated December 21, 1993.*
                      (n)(1)       Commitment Letter to Koger Equity, Inc.
                                   with First Union National Bank of Florida dated April 19, 1991. Incorporated by reference to Exhibit 10(n)(1) of Form
                                   10-Q filed by the Registrant for the
                                   quarter ended June 30, 1991 (File No.
                                   1-9997).

                 Exhibit
                 Number            Description
                      (n)(2)       Amendment to commitment Letter to Koger
                                   Equity, Inc. with First Union National
                                   Bank of Florida dated June 5, 1991.
                                   Incorporated by reference to Exhibit
                                   10(n)(2) of Form 10-Q filed by the
                                   Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
                      (n)(3)       Commitment Letter to Koger Equity of
                                   South Carolina, Inc. with First Union
                                   National Bank of Florida dated May 31,
                                   1991. Incorporated by reference to Exhibit
                                   10(n)(3) of Form 10-Q filed by the
                                   Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
                      (n)(4)       Commitment Letter to Koger Equity of South
                                   Carolina, Inc. with First Union National
                                   Bank of Florida dated May 31, 1991.
                                   Incorporated by reference to Exhibit
                                   10(n)(4) of Form 10-Q filed by the
                                   Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
                      (n)(5)       Commitment Letter to Koger Equity of North
                                   Carolina, Inc. with First Union National
                                   Bank of Florida dated May 31, 1991.
                                   Incorporated by reference to Exhibit
                                   10(n)(5) of Form 10-Q filed by the
                                   Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
                      (n)(6)       Amendment to Commitment Letter to Koger
                                   Equity of North Carolina, Inc. with First
                                   Union National Bank of Florida dated
                                   June 5, 1991. Incorporated by reference to Exhibit 10(n)(6) of Form 10-Q filed by the Registrant for the quarter ended June
                                   30, 1991 (File No. 1-9997).
                      (n)(7)       Loan Extension Agreement and Modification
                                   of Mortgage between Koger Equity, Inc.,
                                   and First Union National Bank of Florida.
                                   Incorporated by reference to Exhibit
                                   10(n)(7) of Form 10-Q filed by the
                                   Registrant for the quarter ended September
                                   30, 1993 (File No. 1-9997).
                      (n)(8)       Loan Extension Agreement and Modification
                                   of Mortgage and Assignment of Leases
                                   (and Consent of Guarantor) between Koger
                                   Equity of South Carolina, Inc., Koger
                                   Equity, Inc., and First Union National
                                   Bank of Florida.  Incorporated by
                                   reference to Exhibit 10(n)(8) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-9997).
                      (n)(9)       Loan Extension Agreement and Modification
                                   of Deed of Trust (and Consent of Guarantor) between Koger Equity of North Carolina,
                                   Inc., Koger Equity, Inc., and First Union
                                   National Bank of Florida. Incorporated by reference to Exhibit 10(n)(9) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-9997).
                      (n)(10)      Commitment letter to Koger Equity, Inc.,
                                   with First Union National Bank of Florida to restructure loan, dated October 19, 1993. Incorporated by reference to
                                   Exhibit 10(n)(10) of Form 10-Q filed by
                                   the Registrant for the quarter ended
                                   September 30, 1993 (File No. 1-9997).
                      (n)(11)      Consolidated Note between First Union
                                   National Bank of Florida and Koger Equity,
                                   Inc., dated December 21, 1993.*

                 Exhibit
                 Number            Description

                      (o)          Shareholders Agreement, dated August 9,
                                   1993, between the Company and TCW Special
                                   Credits, a California general partnership.*
                      (p)          Registration Rights Agreement, dated as of
                                   August 9, 1993, between the company and
                                   TCW Special Credits, a California general
                                   partnership.*
                      (q)(1)       Amended and Restated Management Agreement,
                                   dated August 3, 1993, between The Koger
                                   Partnership, Ltd. and Koger Properties,
                                   Inc.*
                      (q)(2)       First Amendment to Amended and Restated
                                   Management Agreement, dated December 21,
                                   1993, between The Koger Partnership, Ltd.
                                   and Koger Properties, Inc.*
                      (q)(3)       TKP Co-Management Agreement, dated as of
                                   December 21, 1993, between The Koger
                                   Partnership, Ltd. and the Company and
                                   Southeast Properties Holding Corporation,
                                   Inc.*
                      (q)(4)       Delegation of Duties Under TKP Co-
                                   Management Agreement, dated as of December
                                   21, 1993, between the Company and its
                                   wholly owned subsidiary, Koger Real Estate
                                   Services, Inc.*
                      (r)(1)       Incentive Fee Agreement, dated August 3,
                                   1993, between The Koger Partnership, Ltd.
                                   and Koger Properties, Inc.*
                      (r)(2)       First Amendment to Incentive Fee Agreement,
                                   dated December 21, 1993, between The Koger
                                   Partnership, Ltd, and Koger Properties,
                                   Inc.*
                      (s)          Limited Recourse Guaranty and Security
                                   Agreement, dated August 3, 1993, by The
                                   Koger Partnership, Ltd. and Koger
                                   Properties, Inc. in favor of the holders
                                   of the Basic Restructured Mortgages Notes
                                   of The Koger Partnership, Ltd.*
                      (t)          Option and Purchase and Sale Agreement,
                                   dated August 3, 1993, between The Koger
                                   Partnership, Ltd. and Koger Properties,
                                   Inc.*
                      (u)          Subordination Agreement, dated as of
                                   August 3, 1993, executed
                                   and delivered by Koger Properties, Inc.*
                22                 Subsidiaries of the Registrant.*
                28    (a)          Order Granting Debtor's Motion to Use Cash
                                   Collateral entered in RE Chapter 11 of
                                   Koger Properties, Inc. (Case No. 91-12294-
                                   8P1) by United States Bankruptcy Court,
                                   Middle District of Florida, Tampa
                                   Division.  Incorporated by reference to
                                   Exhibit 28 of Form 10-K filed by the
                                   Registrant for the year ended December 31, 1991 (File No. 1-9997).
                      (b)          First Amended and Restated Disclosure
                                   Statement, dated as of March 1, 1993,
                                   pursuant to Section 1125 of the Bankruptcy
                                   Code to accompany First Amended and
                                   Restated Plan of Reorganization dated as of March 1, 1993, for Koger Properties,
                                   Inc., proposed jointly by Koger
                                   Properties, Inc. and Koger Equity, Inc., including all exhibits thereto.
                                   Incorporated by reference to Exhibit 29 of Form 10-K filed by the Registrant for the year ended December 31, 1992.



*Filed with this Report.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOGER EQUITY, INC.

By:   IRVIN H. DAVIS
    Irvin H. Davis, President and
     Chief Executive Officer

Date:  March 11, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                Title                                Date

       IRVIN H. DAVIS    President, Chief Executive Officer   March 11, 1994
    (Irvin H. Davis)      and Director

     VICTOR A. HUGHES    Senior Vice President, Chief         March 11, 1994
   (Victor A. Hughes)     Financial Officer and Director

    JAMES L. STEPHENS    Treasurer and Chief Accounting       March 11, 1994
   (James L. Stephens)    Officer

    S. D. STONEBURNER    Chairman of the Board of             March 11, 1994
   (S. D. Stoneburner)    Directors and Director

      D. PIKE ALOIAN     Director                             March 11, 1994
   (D. Pike Aloian)

    BENJAMIN C. BISHOP   Director                             March 11, 1994
   (Benjamin C. Bishop)

                         Director
(Charles E. Commander, III)

                         Director
     (David B. Hiley)

 G. CHRISTIAN LANTZSCH   Director                             March 11, 1994
 (G. Christian Lantzsch)

                         Director
 (Thomas K. Smith, Jr.)

                         Director
  (George F. Staudter)