Form 10-Q
period 1994-03-31
KOGER EQUITIES INC
filed 1994-05-12
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q


       (Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1994
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to ___________

                       Commission File Number 1-9997

                            KOGER EQUITY, INC.
         (Exact name of registrant as specified in its charter

               FLORIDA                      59-2898045
  (State or other jurisdiction of         (I.R.S.Employer
  incorporation or organization)        Identification No.)


3986 BOULEVARD CENTER DRIVE, SUITE 101
       JACKSONVILLE, FLORIDA                    32207
(Address of principal executive offices)      (Zip Code)


   Registrant's telephone number, including area code: (904) 398-3403


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                      Outstanding at May 6, 1994
Common Stock, $.01 par value             17,597,275 shares

                 KOGER EQUITY, INC. AND SUBSIDIARIES

                                 INDEX


                                                               Page
                                                              Number
PART I.   FINANCIAL INFORMATION

     Independent Accountants' Report . . . . . . . . . . . .     2
   Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets
      March 31, 1994 and December 31, 1993 . . . . . . . . .     3

     Condensed Consolidated Statements of Operations
      for the Three Month Periods Ended
      March 31, 1994 and 1993. . . . . . . . . . . . . . . .     4

     Condensed Consolidated Statement of Changes in
      Shareholders' Equity for the Three Month Period
      Ended March 31, 1994 . . . . . . . . . . . . . . . . .     4

     Condensed Consolidated Statements of Cash Flows
      for the Three Month Periods Ended March 31, 1994
      and 1993 . . . . . . . . . . . . . . . . . . . . . . .     5

     Notes to Condensed Consolidated Financial
      Statements for the Three Month Periods
      Ended March 31, 1994 and 1993. . . . . . . . . . . . .     6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . .     9


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .    12

   Item 5.  Other Information. . . . . . . . . . . . . . . .    14

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .    18

   Signatures. . . . . . . . . . . . . . . . . . . . . . . .    19

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1994 and 1993, and the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 7 to the condensed consolidated financial statements and Note 9 to the annual financial statements for the year ended December 31, 1993 (not presented herein), the Company is a defendant in a class action proceeding and a derivative action and has an indemnity agreement with certain former directors of KPI.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1993, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 1994, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph as to uncertainties regarding the outcome of litigation proceedings in which the Company is a defendant and an indemnity agreement with certain former directors of KPI. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE

Jacksonville, Florida
May 6, 1994

                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    KOGER EQUITY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (Unaudited - See Independent Accountants' Report)
                               (In thousands)
                                                      MARCH 31,   DECEMBER 31,
                                                        1994          1993
ASSETS
Real Estate Investments:
  Operating properties                                $567,788      $565,957
  Furniture and equipment                                  844           813
  Accumulated depreciation                             (34,289)      (30,706)
       Operating properties - net                      534,343       536,064
  Undeveloped land held for investment                  33,054        33,054
  Undeveloped land held for sale, at lower of
     cost or market value                                6,982         6,982
Cash and temporary investments                          22,146        18,566
Accounts receivable, net                                 4,343         3,030
Receivable from The Koger Partnership, Ltd.                774           634
Cost in excess of fair value of net assets acquired
  from KPI, net of accumulated amortization of $196
  and $23                                               10,226        11,623
Other assets                                             4,734         5,136
       TOTAL ASSETS                                   $616,602      $615,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgages and loans payable                         $330,038      $330,625
  Accounts payable                                       1,574         3,945
  Accrued interest                                         507           294
  Accrued real estate taxes payable                      2,335         1,201
  Other liabilities                                      4,006         3,574
       Total Liabilities                               338,460       339,639

Contingencies (Note 7)                                       -             -

Shareholders' Equity
  Common stock                                             205           205
  Capital in excess of par value                       318,574       318,574
  Warrants                                               1,368         1,368
  Accumulated dividends in excess of net income        (17,180)      (19,872)
  Treasury stock (2,874,400 shares, at cost)           (24,825)      (24,825)
       Total Shareholders' Equity                      278,142       275,450
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $616,602      $615,089


See Notes to Condensed Consolidated Financial Statements.

                    KOGER EQUITY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited - See Independent Accountants' Report)
                   (In thousands, except per share data)



                                                        Three Month Period
                                                          Ended March 31,
                                                          1994       1993
REVENUES
  Rental                                                $23,554    $10,970
  Management fees ($785 from TKPL)                        1,206
  Interest                                                  148         60

     Total                                               24,908     11,030

EXPENSES
  Property operations                                     9,378      4,145
  Koger Management, Inc. management fees                               554
  Mortgage and loan interest                              6,298      2,762
  Depreciation and amortization                           3,881      2,152
  General and administrative                              1,716        416
  Provision for uncollectible rents                                     50
  Direct cost of management fees                            734
  Undeveloped land costs                                    201
  Loss on sale of assets                                      8
     Total                                               22,216     10,079

NET INCOME                                              $ 2,692    $   951

EARNINGS PER COMMON SHARE                               $  0.15    $  0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               17,597     13,220



                     KOGER EQUITY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              (Unaudited - See Independent Accountants' Report)
                                (In thousands)


                                                                                            Accumulated
                                                                    Capital in             Dividends in      Total
                               Common Stock     Treasury Stock       Excess of             Excess Of Net  Shareholders'
                             Shares  Par Value   Shares    Cost      Par Value   Warrants      Income        Equity
Balance, January 1, 1994     20,472   $   205    2,874   $(24,825)   $ 318,574   $  1,368   $   (19,872)   $  275,450
Net Income                                                                                        2,692         2,692
Balance, March 31, 1994      20,472   $   205    2,874   $(24,825)   $ 318,574   $  1,368   $   (17,180)   $  278,142



See Notes to Condensed Consolidated Financial Statements.

                    KOGER EQUITY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited - See Independent Accountants' Report)
                               (In thousands)
                                                        Three Month Period
                                                          Ended March 31,
                                                          1994       1993
OPERATING ACTIVITIES
   Net income                                            $ 2,692     $  951
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                         3,881      2,152
     Accrued interest added to principal                     342
     Provision for uncollectible rents                                   50
     Amortization of mortgage discounts                       52         54
     Loss on sale of artwork                                   8
     Decrease in accounts payable, accrued
      liabilities and other liabilities                     (732)      (759)
     Decrease in receivables and other assets                 73        194
     Increase in receivable from TKPL                       (140)
        Net cash provided by operating activities          6,176      2,642

INVESTING ACTIVITIES
   Improvements to existing properties                    (1,831)    (1,241)
   Deferred tenant costs                                     (51)      (190)
   Merger costs                                             (109)      (870)
   Additions to furniture and equipment                      (30)
   Proceeds from sale of artwork                             403
   Cash acquired in purchase of assets from KPI                9
   Payments received on loans to Koger
    Properties, Inc. - Cash Collateral Order                            339
        Net cash used in investing activities             (1,609)    (1,962)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                1
   Principal payments on mortgages and loans                (981)    (1,833)
   Financing costs                                            (6)       (44)
        Net cash used in financing activities               (987)    (1,876)

Net increase (decrease) in cash and cash equivalents       3,580     (1,196)
Cash and cash equivalents - beginning of period           18,566      9,283
Cash and cash equivalents - end of period                $22,146     $8,087

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest              $ 5,692     $3,480

See Notes to Condensed Consolidated Financial Statements.

                     KOGER EQUITY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THREE MONTH PERIODS
                       ENDED MARCH 31, 1994 AND 1993
             (Unaudited - See Independent Accountants' Report)


     1. BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1993, included in the Company's Form 10-K Annual Report for the year ended December 31, 1993. The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

     2. ORGANIZATION. The Company, a Florida corporation, was incorporated in 1988, for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings developed by Koger Properties, Inc. ("KPI"). On December 21, 1993, KPI was merged with and into the Company (the "Merger"). Pursuant to the Merger, Southeast Properties Holding Corporation, Inc. ("Southeast"), a wholly owned subsidiary of the Company, became the managing general partner of The Koger Partnership, Ltd. ("TKPL").

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). Accordingly, the Company distributes at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1993 and does not expect to have REIT taxable income during 1994, no provision has been made for Federal income taxes. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level; however, under existing loan covenants the Company is prohibited from paying more than 95 percent of its REIT taxable income as dividends. See Note 8, Dividend.

     4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. There were no material non-cash investing or financing transactions for the three month periods ended March 31, 1994 and 1993.

     5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding. There were no dilutive common equivalent shares outstanding during any of the interim periods presented.

     6. LOANS AND MORTGAGES PAYABLE. At March 31, 1994, the Company had $329,566,000 of loans outstanding, which are collateralized by mortgages on certain operating properties, and $472,000 of unsecured notes outstanding.

Annual maturities for loans and mortgages payable, which are gross of $1,239,000 of discounts, are as follows (in thousands):

               Year Ending December 31,
                    1994                 $   2,271
                    1995                     5,736
                    1996                     8,901
                    1997                    14,564
                    1998                    19,262
                    Thereafter             280,543
                                          $331,277

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

     7. LEGAL PROCEEDINGS. The Company, certain of its present and former officers and directors, and KPI and certain of its subsidiaries are parties to a class action filed in October, 1990 (the "Securities Action"). It is alleged in the Securities Action that various press releases, shareholder reports, and/or securities filings failed to disclose and/or misrepresented the Company's business policies in violation of certain provisions of the Federal securities law and seeks unspecified damages therefor. The Company believes that claims made in the Securities Action are without merit and intends to vigorously contest the proceeding.

     A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the course of the Derivative Action, the plaintiffs therein further alleged that Mr. Lobrano was liable to the Company for certain alleged acts of legal malpractice. The Company's Board of Directors' Independent Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, completed an extensive investigation of the facts and circumstances surrounding the Derivative Action, including the allegations against Mr. Lobrano. It was the conclusion of this committee that the ultimate best interest of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and realleged the cause of action against Stephen D. Lobrano ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting its investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II should not be dismissed. The District Court adopted the Report and Recommendations of the United States Magistrate by order entered March 8, 1994. Subsequently, Mr. Lobrano has filed his answer denying all of the material allegations of the Second Complaint, and raising affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm have also filed a cross claim against the Company, asserting that, in connection with the matters complained of in the Second Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they have suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company has moved to dismiss these claims, and has moved in the United States Bankruptcy Court for the Middle District of Florida for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of this cross-claim against the Company is a violation of the confirmation order in the Chapter 11 Case.

     At this time the Company's legal counsel is unable to determine whether the outcome of the above litigation will have a material impact on the Company. Accordingly, no provision has been made in the consolidated financial statements for any liability that may result from this litigation.

     Under the terms of the merger agreement between the Company and KPI, the Company has agreed to indemnify each former non-officer director of KPI (the "Indemnified Persons") in respect of amounts to which such Indemnified Person would be otherwise entitled to indemnification under Florida law, the articles of incorporation or the by-laws of KPI arising out of acts or omissions prior to September 25, 1991 (the "Indemnity"). Certain of the former non-officer directors of KPI are defendants in a Pension Plan class action suit. The Company is not named in this suit. However, certain former non-officer directors of KPI may be Indemnified Persons. The obligations, if any, of the Company under such indemnification do not exceed (i) $1,000,000 in the aggregate and (ii) $200,000 per Indemnified Person and are subject to certain other conditions precedent. Based upon its investigation to date, the Company does not believe that this suit will give rise to any material liability to Indemnified Persons or to the Company. Accordingly, no provision has been made in the Consolidated Financial Statements for any liability that may result from the Indemnity.

     8. DIVIDEND. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. The terms of the secured debt of the Company provides that, so long as the Company is qualified as a REIT the Company will be subject to certain dividend limitations which, however, will not restrict the Company from paying the dividends required to maintain its qualification as a REIT.

     9. KPI MERGER. Upon a motion made by the Company during March, 1994, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, entered an order permitting the release of excess funds from the KPI Administrative Claims Reserve which was established to provide funds for the payment of various administrative claims in the KPI Chapter 11 Case. Pursuant to this order, approximately $1,463,000 was released to the Company from the KPI Administrative Claims Reserve and was received on April 6, 1994. This amount was recorded in accounts receivable at March 31, 1994 with a corresponding reduction to cost in excess of fair value of net assets acquired from KPI.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1993, Annual Report on Form 10-K.

RESULTS OF OPERATIONS. Rental revenues totalled $23,554,000 for the quarter ended March 31, 1994, compared to $10,970,000 for the quarter ended March 31, 1993. The increase in rental revenues resulted primarily from (i) the rental revenues from the 93 buildings acquired pursuant to the Merger on December 21, 1993 (totalling approximately $11,339,000) and (ii) increased contingent rental revenues. At March 31, 1994, the Company's buildings were on average 89 percent leased. At March 31, 1993, the Company's buildings were on average 87 percent leased.

During the quarter ended March 31, 1994, the Company earned $1,206,000 of management fees from TKPL and third party management contracts which it assumed from KPI on the date of the Merger. On May 5, 1994, third party management contracts on two buildings terminated. Management fee revenue related to the management of these two buildings was approximately $61,000 for the quarter ended March 31, 1994.

Property operating expenses include such charges as utilities, taxes, janitorial, and maintenance. The amounts of property operating expenses and management fees and their percentages of rental revenues for the applicable periods are as follows:
                                                            % of Rental
          Period                       Amount                 Revenues

     March 31, 1994 - Quarter        $9,378,000                 39.8%
     March 31, 1993 - Quarter        $4,699,000                 42.8%

Property operating expenses in 1994 were larger than 1993 primarily due to the operating expenses on the 93 buildings acquired pursuant to the Merger on December 21, 1993 (totalling approximately $4,223,000).

General and administrative expenses for the quarters ended March 31, 1994 and 1993, totalled $1,716,000 and $416,000, respectively, which is 1.1 percent and
0.4 percent (annualized) of average invested assets. General and administrative expenses increased primarily due to the increased general and administrative functions performed by the Company following the Merger.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 5 to 40 years. Depreciation expense increased $1,598,000 for the quarter ended March 31, 1994, compared to the same period last year, due to (i) improvements made to the Company's existing properties during 1993 and (ii) the acquisition of 93 buildings during 1993 pursuant to the Merger. Amortization expense increased $131,000 for the quarter ended March 31, 1994, compared to the same period last year, due to amounts incurred for goodwill related to the Merger during 1993.

Interest expense increased by $3,536,000 during the quarter ended March 31, 1994, compared to the same period last year, primarily due to the interest expense on the KPI restructured debt assumed pursuant to the Merger.

Net income increased $1,741,000 during the three month period ended March 31, 1994 compared to the same period last year primarily because of the acquisition of 93 buildings during 1993 pursuant to the Merger.

LIQUIDITY AND CAPITAL RESOURCES.

     Operating Activities - The Company's primary internal sources of cash are the collection of rents and income from management fees with respect to properties managed for TKPL, Centoff Realty Company, Inc., and others. As a real estate investment trust (a "REIT") for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments, and to pay the dividends required, if any, to maintain REIT status through 1994.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in effective rental rates on new and renewed leases and under escalation provisions. However, market conditions may prevent the Company from escalating rents under said provisions.

At March 31, 1994, leases representing approximately 17.4 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 1994. With the current economic conditions, certain of these tenants may not renew their leases or may reduce their demand for space. Based upon the significant amount of leases which will expire during 1994 and the intense competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants, such as reduced rent during initial lease periods and payment of tenant improvements costs, which the Company expects will require greater capital expenditures in 1994 than in 1993. Although most of the Company's leases permit it to increase rents annually to reflect increases in the Consumer Price Index or increases in real estate taxes and certain operating expenses, the Company has chosen, for competitive reasons, in certain cases not to demand the full increase permitted. In addition, current market conditions may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. These factors may result in reduced occupancy rates for the Company's buildings which could result in reduced levels of cash flow generated by operations. The Company cannot predict with any certainty the degree to which the current economic conditions will affect its operations, however, slower economic growth in the markets in which the Company owns buildings may result in lower occupancy rates for, and reduced cash flow from, the Company's properties.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 23 percent of the Company's leased space at March 31, 1994, may be subject to budget reductions in times of recession and governmental austerity. There can be no assurance that, with the current economic climate, governmental appropriations for rents may not be reduced. Additionally, with the current economic conditions, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

     Investing Activities - At March 31, 1994, all of the Company's invested assets were in properties. Improvements to the Company's existing properties have been financed through internal operations. During the quarter ended March 31, 1994, the Company's expenditures for improvements to existing properties increased by $590,000 over the corresponding period of the prior year primarily due to the acquisition of 93 buildings pursuant to the Merger on December 21, 1993.

During the quarter ended March 31, 1994, the Company sold various items of artwork and furnishings, which it had acquired pursuant to the Merger, through several auction houses for approximately $403,000, net of selling costs.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company. Under such circumstances, it is unlikely that the Company will have financial resources available to complete any significant additional purchases of income-producing properties, even if the Company determined that such purchases were otherwise available.

     Financing Activities - Historically, the Company's primary external sources of cash have been bank borrowings, mortgage financings and public offerings of equity securities. The proceeds of these financings have been used by the Company to acquire additional buildings from KPI and, in anticipation of such acquisitions, had been loaned to KPI under two credit agreements. At March 31, 1994, the Company had no uncollateralized loans outstanding from banks under short-term open lines of credit. During the quarter ended March 31, 1994, the Company fully repaid a mortgage which was collateralized by a building which contains 21,560 net rentable square feet.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

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

     A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the course of the Derivative Action, the plaintiffs therein further alleged Mr. Lobrano was liable to the Company for certain alleged acts of legal malpractice. The Company's Board of Directors' Independent Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, completed an extensive investigation of the facts and circumstances surrounding the Derivative Action, including the allegations against Mr. Lobrano. It was the conclusion of this committee that the ultimate best interest of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and realleged the cause of action against Stephen D. Lobrano ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting its investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II should not be dismissed. The District Court adopted the Report and Recommendations of the United States Magistrate by order entered March 8, 1994. Subsequently, Mr. Lobrano has filed his answer denying all of the material allegations of the Second Complaint, and raising affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm have also filed a cross claim against the Company, asserting that, in connection with the matters complained of in the Second Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they have suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company has moved to dismiss these claims, and has moved in the United States Bankruptcy Court for the Middle District of Florida for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of this cross-claim against the Company is a violation of the confirmation order in the Chapter 11 Case.

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

Item 5.  Other Information

     (a) The following table sets forth, with respect to the Company's centers at March 31, 1994, number of buildings, net rentable square feet, net square feet leased (based upon signed leases), weighted average percent leased, and current average effective rent per net rentable square foot leased.




                                                                     Avg Eff.
                                        Net        Net      Wtg Avg  Rent Per
                           Number     Rentable    Square    Percent    Net
                             of        Square      Feet     Leased   Rentable
       Center             Buildings     Feet      Leased      (1)    Sq Ft (2)
Atlanta Chamblee             22        947,920    856,353     90%     $14.40
Austin                       12        370,860    335,396     90%      12.75
 Charlotte Carmel             1        109,600    108,405     99%      15.50
Charlotte East               11        468,820    361,802     77%      12.65
El Paso                      14        251,930    231,434     92%      12.50
Greensboro South             13        610,470    570,749     93%      13.25
Greenville                    8        290,560    225,032     77%      12.20
Jacksonville Baymeadows       4        468,000    463,431     99%      14.55
Jacksonville Central         32        677,540    561,812     83%      12.00
Memphis Germantown            3        258,400    253,125     98%      16.95
Miami                         1         96,800     91,159     94%      18.70
Norfolk West                  1         59,680     47,865     80%      16.20
Orlando Central              22        565,220    491,540     87%      13.45
Orlando University            2        159,600    141,320     89%      16.00
Raleigh Crossroads            1         77,500     76,815     99%      15.40
San Antonio                  26        788,670    708,792     90%      10.50
St. Petersburg               15        519,320    420,004     81%      13.10
Tall. Apal. Pkwy             14        408,500    376,280     92%      15.00
Tall. Cap. Circle             4        300,700    300,700    100%      16.70
Tulsa North                   2        103,520     86,352     83%       9.75
Tulsa South                  11        372,760    296,841     80%       9.05
TOTAL                       219      7,906,370  7,005,207     89%     $13.69



(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.


(2) Rental rates are computed by dividing annual gross rental revenues for a center by the net rentable square feet applicable to such gross rental revenues. Average effective rental rate is rounded to the nearest $.05.

(b) The following schedule sets forth for each of the Company's centers (i) the number of tenants whose leases will expire in calendar years 1994 through 2002, (ii) the total net rentable area in square feet covered by such leases,
(iii) the current annual rental represented by such leases, and (iv) the percentage of gross annual rental for such center contributed by such leases. This information is based on the buildings owned by the Company on March 31, 1994 and on the terms of leases in effect as of March 31, 1994, on the basis of then existing base rentals, and without regard to the exercise of options to renew. This table does not include tenants in possession where leases were in the process of execution but were not delivered to the Company at March 31, 1994.

                                 Leases in Effect March 31, 1994, Expiring During the Calendar Years


                          1994        1995        1996        1997        1998       1999       2000     2001     2002      OTHER

ATLANTA CHAMBLEE
 Number of Tenants          71          36          36          18          10         12          2                 1          5
 Number of Sq. Ft.     102,569     100,276     134,536      70,936     120,574     79,163     32,964            39,490    175,845
 Annual Rental $     1,404,718   1,364,619   2,069,414     908,563   1,701,331  1,121,842    647,733           518,790  2,475,646
 % Gross Annual Rent     11.5%       11.2%       16.9%        7.4%       13.9%       9.2%       5.3%     0.0%     4.2%      20.3%

AUSTIN
 Number of Tenants          52          50          55          12           5          3
 Number of Sq. Ft.      62,726     113,990     111,759      25,385       8,031     13,505
 Annual Rental $       719,623   1,359,130   1,505,869     325,097     104,774    223,636
 % Gross Annual Rent     17.0%       32.1%       35.5%        7.7%        2.5%       5.3%       0.0%     0.0%     0.0%       0.0%

CHARLOTTE EAST
 Number of Tenants          76          34          23          10           4
 Number of Sq. Ft.     129,807      89,341      54,816      15,901      24,130
 Annual Rental $     1,665,789   1,277,254     679,557     191,073     261,779
 % Gross Annual Rent     36.7%       27.8%       14.8%        4.2%        5.7%       0.0%       0.0%     0.0%     0.0%       0.0%

CHARLOTTE CARMEL
 Number of Tenants                       2           1           3           6                     1
 Number of Sq. Ft.                   6,530       1,042      60,930      38,849                 1,054
 Annual Rental $                    99,643      18,738     828,419     711,642                21,065
 % Gross Annual Rent      0.0%        6.0%        1.1%       49.3%       42.4%       0.0%       1.3%     0.0%     0.0%       0.0%

EL PASO
 Number of Tenants          62          38          61          21           8          1          1
 Number of Sq. Ft.      50,527      49,793      73,585      35,058      16,190      1,475      4,806
 Annual Rental $       592,571     593,092     868,513     466,570     210,192     18,408    101,400
 % Gross Annual Rent     20.8%       20.8%       30.5%       16.4%        7.4%       0.6%       3.6%     0.0%     0.0%       0.0%

GREENSBORO SOUTH
 Number of Tenants          49          61          41          16          10          1          2        1        1
 Number of Sq. Ft.      51,937      97,429      97,716     120,041     139,765        720     15,254   17,366   30,521
 Annual Rental $       715,196   1,421,263   1,301,631   1,695,586   1,655,463      9,000    181,628  201,183  378,328
 % Gross Annual Rent      9.5%       18.8%       17.2%       22.4%       21.9%       0.1%       2.4%     2.7%     5.0%       0.0%

GREENVILLE
 Number of Tenants          66          36          23          10           7                                                  2
 Number of Sq. Ft.      87,310      51,679      26,262      34,750      13,093                                             11,938
 Annual Rental $     1,117,162     492,740     325,513     452,632     163,464                                            190,797
 % Gross Annual Rent     40.7%       18.0%       11.9%       16.5%        6.0%       0.0%       0.0%     0.0%     0.0%       7.0%

JACKSONVILLE BAYMEADOWS
 Number of Tenants           2          14           4           5           6                     1
 Number of Sq. Ft.       4,924     381,641      23,435       5,825      23,706                23,900
 Annual Rental $        88,288   5,416,229     380,780      91,146     370,568               378,160
 % Gross Annual Rent      1.3%       80.8%       13.7%        3.3%        5.4%       0.0%       5.6%     0.0%     0.0%       0.0%



          Leases in Effect March 31, 1994, Expiring During the Calendar Years

                          1994        1995        1996        1997        1998       1999       2000     2001     2002      OTHER
JACKSONVILLE CENTRAL
 Number of Tenants          76          61          53          30          30          8          1                            4
 Number of Sq. Ft.      49,210     129,499     137,032      69,629      97,047     54,727      1,262                       23,406
 Annual Rental $       625,163   1,594,144   1,210,742     805,870   1,107,384    591,239     11,661                      286,589
 % Gross Annual Rent     10.0%       25.6%       19.4%       12.9%       17.8%       9.5%       0.2%     0.0%     0.0%       4.6%

MEMPHIS GERMANTOWN
 Number of Tenants          15          11          18          10           5
 Number of Sq. Ft.      94,570      15,521      76,955      49,482      16,597
 Annual Rental $     1,637,890     256,918   1,260,148     837,967     265,037
 % Gross Annual Rent     38.5%        6.0%       29.6%       19.7%        6.2%       0.0%       0.0%     0.0%     0.0%       0.0%

MIAMI
 Number of Tenants           3           9           5           1                      1
 Number of Sq. Ft.      24,399      46,803      11,391         820                  7,746
 Annual Rental $       414,073     913,942     218,164      15,375                145,380
 % Gross Annual Rent     24.3%       53.5%       12.8%        0.9%        0.0%       8.7%       0.0%     0.0%     0.0%       0.0%

NORFOLK WEST
 Number of Tenants           4           4           3                       2          1                   1                   1
 Number of Sq. Ft.      16,554      11,492       5,183                   4,822      1,770               3,014               5,030
 Annual Rental $       280,004     214,592      75,224                  70,868     25,223              39,182              69,414
 % Gross Annual Rent     36.2%       27.7%        9.7%        0.0%        9.2%       3.3%       0.0%     5.1%     0.0%       9.0%

ORLANDO CENTRAL
 Number of Tenants          60          45          37          21           9          3          1                            1
 Number of Sq. Ft.     146,594      84,774      84,815     106,989      40,395      8,314     12,606                        7,053
 Annual Rental $     1,975,341   1,170,798   1,102,573   1,379,250     505,724    102,242    170,522                       92,535
 % Gross Annual Rent     30.4%       18.0%       17.0%       21.2%        7.8%       1.6%       2.6%     0.0%     0.0%       1.4%

ORLANDO UNIVERSITY
 Number of Tenants           9           6          12           7           2          3                                       1
 Number of Sq. Ft.      13,343      34,040      24,096      26,144       7,834     32,692                                   3,171
 Annual Rental $       236,765     579,566     367,037     368,631     140,596    508,794                                  60,439
 % Gross Annual Rent     10.5%       25.6%       16.2%       16.3%        6.2%      22.5%       0.0%     0.0%     0.0%       2.7%

RALEIGH CROSSROADS
 Number of Tenants           3           1           2                                             1
 Number of Sq. Ft.       3,244       1,525      43,794                                        28,252
 Annual Rental $        50,872      23,646     670,073                                       437,681
 % Gross Annual Rent      4.3%        2.0%       56.7%        0.0%        0.0%       0.0%      37.0%     0.0%     0.0%       0.0%

SAN ANTONIO
 Number of Tenants         111          79          58          22          22          9          1                            2
 Number of Sq. Ft.     139,759     220,654     103,823      50,877     137,546     37,703        512                       17,918
 Annual Rental $     1,472,759   2,287,974   1,047,447     532,166   1,401,576    401,196      8,316                      203,893
 % Gross Annual Rent     20.0%       31.1%       14.2%        7.2%       19.1%       5.5%       0.1%     0.0%     0.0%       2.8%

ST. PETERSBURG
 Number of Tenants          48          39          36          19          16          7          1                            1
 Number of Sq. Ft.      89,932      77,331      52,950     100,562      54,944     34,621      2,504                        7,160
 Annual Rental $     1,239,851   1,119,680     701,826     941,166     727,186    436,994     32,026                      130,619
 % Gross Annual Rent     23.3%       21.0%       13.2%       17.7%       13.6%       8.2%       0.6%     0.0%     0.0%       2.5%

TALLAHASSEE APALACHEE PKWY
 Number of Tenants          33          26          12           8           8          1                            1
 Number of Sq. Ft.      80,373     130,904      27,943      67,778      57,484      9,452                        2,346
 Annual Rental $     1,161,451   1,967,920     369,980   1,067,050     825,296    140,042                       31,392
 % Gross Annual Rent     20.9%       35.4%        6.7%       19.2%       14.8%       2.5%       0.0%     0.0%     0.5%       0.0%




                                 Leases in Effect March 31, 1994, Expiring During the Calendar Years

                          1994        1995        1996        1997        1998       1999       2000     2001     2002      OTHER
TALLAHASSEE CAPITAL CIRCLE
 Number of Tenants                       7                       2
 Number of Sq. Ft.                 219,700                  81,000
 Annual Rental $                 3,626,019               1,401,150
 % Gross Annual Rent      0.0%       72.1%        0.0%       27.9%        0.0%       0.0%       0.0%     0.0%     0.0%       0.0%

TULSA NORTH
 Number of Tenants          11           6           8                       3
 Number of Sq. Ft.      20,207       7,713      45,885                  12,547
 Annual Rental $       179,447      70,955     451,375                 141,647
 % Gross Annual Rent     21.3%        8.4%       53.5%        0.0%       16.8%       0.0%       0.0%     0.0%     0.0%       0.0%

TULSA SOUTH
 Number of Tenants          75          42          32           6           1          1
 Number of Sq. Ft.      53,605      88,519     117,181       8,842       6,051     22,643
 Annual Rental $       497,425     762,155   1,046,477      87,256      51,536    229,165
 % Gross Annual Rent     18.6%       28.5%       39.1%        3.3%        1.9%       8.6%       0.0%     0.0%     0.0%       0.0%

TOTAL OFFICE BUILDINGS
 Number of Tenants         826         611         524         225         158         52         12        2        3         17
 Number of Sq. Ft.   1,221,590   1,961,805   1,262,374     940,819     832,483    318,764    123,114   20,380   72,357    251,521
 Annual Rental $    16,074,388  26,641,886  15,711,691  12,498,969  10,536,493  4,123,196  1,990,192  240,365  928,510  3,509,932
 % Gross Annual Rent     17.4%       28.9%       17.0%       13.5%       11.4%       4.5%       2.2%     0.3%     1.0%       3.8%


Item 6.  Exhibits and Reports on Form 8-K

                (a)    Exhibits

                   Exhibit
                   Number                                     Description
                     10             Material Contracts
                                          None.




                (b)    Reports on Form 8-K

                       On January 3, 1994, the Company filed a Form 8-K which provided information required under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits, for the merger of Koger Properties, Inc. with and into the Company.

                       On March 4, 1994, the Company filed a Form 8-K/A which provided the remaining information required under Item 7, Financial Statements and Exhibits, for the merger of Koger Properties, Inc. with and into the Company.

                               SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                KOGER EQUITY, INC.
                                Registrant





                                [VICTOR A. HUGHES]
                                VICTOR A. HUGHES
                                SENIOR VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER

Dated: May 6, 1994


                                [JAMES L. STEPHENS]
                                JAMES L. STEPHENS
                                TREASURER AND
                                CHIEF ACCOUNTING OFFICER