Form 10-Q
period 1994-08-12
KOGER EQUITY INC
filed 1994-08-15
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    FORM 10-Q


       (Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1994
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to ___________

                       Commission File Number 1-9997

                                  KOGER EQUITY, INC.
             (Exact name of registrant as specified in its charter

               FLORIDA                            59-2898045
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)
        Identification No.)


                  3986 BOULEVARD CENTER DRIVE, SUITE 101

          JACKSONVILLE, FLORIDA                       32207
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

Yes   X    No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                      Outstanding at August 9, 1994
Common Stock, $.01 par value                    17,597,780
        shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX


                                                               Page
                                                              Number
PART I.   FINANCIAL INFORMATION

     Independent Accountants' Report . . . . . . . . . . . .  2

   Item 1.  Financial Statements:
     Condensed Consolidated Balance Sheets
      June 30, 1994 and December 31, 1993. . . . . . . . . .  3

     Condensed Consolidated Statements of Operations
      for the Three Month and Six Month Periods Ended
      June 30, 1994 and 1993 . . . . . . . . . . . . . . . .  4

     Condensed Consolidated Statement of Changes in
      Shareholders' Equity for the Six Month Period
      Ended June 30, 1994. . . . . . . . . . . . . . . . . .  4

     Condensed Consolidated Statements of Cash Flows
      for the Six Month Periods Ended June 30, 1994
      and 1993 . . . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Condensed Consolidated Financial
      Statements for the Three and Six Month Periods
      Ended June 30, 1994 and 1993 . . . . . . . . . . . . .  6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . .  9

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . 13

   Item 4.  Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . 15

   Item 5.  Other Information. . . . . . . . . . . . . . . . 16

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . 20

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . 21

                      INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the
"Company") as of June 30, 1994, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1994 and 1993, the condensed consolidated statement of changes in shareholders' equity for the six month period ended June
30, 1994 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 7 to the condensed consolidated financial statements and Note 9 to the annual financial statements for the year ended December 31, 1993 (not presented herein), the Company is a defendant in a class action proceeding.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1993, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated
March 4, 1994, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph as to an uncertainty regarding the outcome of a class action proceeding in which the Company is a defendant. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE

Jacksonville, Florida
August 3, 1994

                       PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
                    KOGER EQUITY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (Unaudited - See Independent Accountants' Report)
                               (In thousands)
                                          June 30,    December 31,
                                            1994          1993
ASSETS
Real Estate Investments:
  Operating properties                     $570,261     $565,957
  Furniture and equipment                     1,018          813
  Accumulated depreciation                  (37,872)     (30,706)
       Operating properties - net           533,407      536,064
  Undeveloped land held for investment       33,054       33,054
  Undeveloped land held for sale, at
  lower of cost or market value               6,136        6,982
Cash and temporary investments               25,160       18,566
Accounts receivable, net                      3,531        3,030
Management fees and other receivables from
  The Koger Partnership, Ltd.                 1,335          634
Cost in excess of fair value of net assets
acquired from KPI, net of accumulated
amortization of $377 and $23                 10,245       11,623
Other assets                                  6,005        5,136
       TOTAL ASSETS                        $618,873     $615,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgages and loans payable              $328,244     $330,625
  Accounts payable                            1,939        3,945
  Accrued interest                              815          294
  Accrued real estate taxes payable           4,721        1,201
  Accrued liabilities - litigation
     settlement                               2,000
  Other liabilities                           4,084        3,574
       Total Liabilities                    341,803      339,639

Contingency (Note 7)                            -              -

Shareholders' Equity
  Common stock                                  205          205
  Capital in excess of par value            318,577      318,574
  Warrants                                    1,368        1,368
  Accumulated dividends in excess of
     net income                             (18,255)     (19,872)
  Treasury stock (2,874,400 shares,
     at cost)                               (24,825)     (24,825)
       Total Shareholders' Equity           277,070      275,450
       TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                           $618,873     $615,089

See Notes to Condensed Consolidated Financial Statements.

                     KOGER EQUITY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited - See Independent Accountants' Report)
                   (In thousands, except per share data)


                            Three Month Period    Six Month Period
                              Ended  June 30,      Ended June 30,
                                1994    1993        1994    1993
REVENUES
  Rental                     $23,407  $10,982     $46,961  $21,952
  Management fees
  ($810 and $1,595 from TKPL)  1,038                2,244
  Interest                       233       55         381      115

  Total                       24,678   11,037      49,586   22,067

EXPENSES
  Property operations          9,836    4,255      19,214    8,400
  Koger Management, Inc.
    management fees                       552                1,106
  Mortgage and loan interest   6,502    2,825      12,800    5,587
  Depreciation and
    amortization               3,897    2,124       7,778    4,276
  Settlement of litigation and
    related attorneys fees     2,120                2,120
  General and administrative   1,492      537       3,208      953
  Provision for loss on land
    held for sale                846                  846
  Provision for uncollectible
    rents                         54      134          54      184
  Direct cost of management
    contracts                    728                1,462
  Undeveloped land costs         225                  426
  Loss on sale of assets          53                   61

  Total                       25,753   10,427      47,969   20,506

NET INCOME (LOSS)           $ (1,075) $   610     $ 1,617  $ 1,561

EARNINGS (LOSS) PER
  COMMON SHARE              $  (0.06  $  0.05     $  0.09  $  0.12

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING           17,597   13,220      17,597   13,220


                     KOGER EQUITY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              (Unaudited - See Independent Accountants' Report)
                                (In thousands)

                                                                                                    Accumulated
                                                                        Capital in                 Dividends in        Total
                              Common Stock          Treasury Stock       Excess of                 Excess Of Net   Shareholders'
                            Shares  Par Value      Shares       Cost     Par Value    Warrants        Income          Equity
Balance, January 1, 1994    20,472   $   205       2,874     $(24,825)   $ 318,574    $  1,368     $   (19,872)     $  275,450
Exercise of Warrants                                                             3                                           3
Net Income                                                                                               1,617           1,617
Balance, June 30, 1994      20,472   $   205       2,874     $(24,825)   $ 318,577    $  1,368     $   (18,255)     $  277,070

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited - See Independent Accountants' Report)
                               (In thousands)
                                                      Six Month Period
                                                       Ended June 30,
                                                      1994       1993
OPERATING ACTIVITIES
   Net income                                       $  1,617     $1,561
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                     7,778      4,276
     Provision for litigation settlement               2,000
     Provision for loss on land held for sale            846
     Amortization of mortgage discounts                  120        162
     Loss on sale of assets                               61
     Provision for uncollectible rents                    54        184
     Accrued interest added to principal                 685
     Increase in accounts payable, accrued
      liabilities and other liabilities                2,337        357
     Increase in receivables and other assets         (1,930)      (172)
     Increase in receivable from TKPL                   (701)
        Net cash provided by operating activities     12,867      6,368

INVESTING ACTIVITIES
   Tenant improvements to existing properties         (2,869)    (1,972)
   Building improvements to existing properties       (1,435)      (485)
   Deferred tenant costs                                (230)      (328)
   Merger costs                                         (129)    (1,840)
   Additions to furniture and equipment                 (204)
   Proceeds from sale of assets                          459
   Cash acquired in purchase of assets from KPI        1,528
   Payments received on loans to Koger
    Properties, Inc. - Cash Collateral Order                        612
        Net cash used in investing activities         (2,880)    (4,013)

FINANCING ACTIVITIES
   Proceeds from exercise of warrants and stock options    3          1
   Principal payments on mortgages and loans          (3,353)    (3,971)
   Financing costs                                       (43)       (50)
        Net cash used in financing activities         (3,393)    (4,020)

Net increase (decrease) in cash and cash equivalents   6,594     (1,665)
Cash and cash equivalents - beginning of period       18,566      9,283
Cash and cash equivalents - end of period            $25,160     $7,618

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest          $11,465     $6,060

See Notes to Condensed Consolidated Financial Statements.

                    KOGER EQUITY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE AND SIX MONTH PERIODS
                        ENDED JUNE 30, 1994 AND 1993
             (Unaudited - See Independent Accountants' Report)


     1. BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1993, included in the Company's Form 10-K Annual Report for the year ended December 31, 1993. The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

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

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1993 and does not expect to have REIT taxable income during 1994, no provision has been made for Federal income taxes. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level; however, under existing loan covenants the Company may be prohibited from paying dividends in excess of amounts necessary to maintain its status as a REIT. See Note 8, Dividends.

     4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. There were no material non-cash investing or financing transactions for the six month periods ended June 30, 1994 and 1993.

     5. EARNINGS (LOSS) PER COMMON SHARE. Earnings (loss) per common share have been computed based on the weighted average number of shares of common stock outstanding. There were no dilutive common equivalent shares outstanding during any of the interim periods presented.

     6. MORTGAGES AND LOANS PAYABLE. At June 30, 1994, the Company had $327,802,000 of loans outstanding, which are collateralized by mortgages on certain operating properties, and $442,000 of unsecured notes outstanding.

Annual maturities for mortgages and loans payable, which are gross of $1,171,000 of discounts, are as follows (in thousands):

         Year Ending December 31,
                    1994                 $   2,259
                    1995                     5,305
                    1996                     8,749
                    1997                    15,056
                    1998                    19,330
                    Thereafter             278,716
                                          $329,415

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses.
The Company is also required to maintain certain financial ratios.

     7. LEGAL PROCEEDINGS. The Company, certain of its present and former officers and directors, and KPI and certain of its subsidiaries are parties to a class action filed in October, 1990 (the "Securities Action"). On
July 21, 1994, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement") relating to the Securities Action, which Settlement is subject to the approval of the United States District Court for the Middle District of Florida (the "District
Court") at a hearing to be held on a date which has not yet been determined (the "Hearing Date"). Under the Settlement, the Company has agreed to pay, in settlement of all claims against all defendants therein, the sum of $800,000 in cash plus 372,414 Warrants (the "Warrants") to purchase 372,414 shares of the Company's common stock. The Warrants are exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at prices ranging from $2.21 to $5.24 per Warrant. The number of Warrants to be delivered pursuant to the Settlement is subject to increase, or decrease, within specified parameters, depending on the aggregate market value of the Warrants (adjustment in the number of Warrants will occur if the aggregate market value of the Warrants falls below $1,200,000 or exceeds $1,500,000) during a specified period prior to the Hearing Date. As of June 30, 1994, the Company has recorded a provision of $2,000,000 relating to the Settlement of the Securities Action. While there can be no assurance that the District Court will approve the Settlement, the Company believes that the outcome of this litigation will not materially adversely affect its operations or financial position. Under the terms of the Settlement, the Company has maintained its position that the claims in the Securities Action are without merit and, if the Settlement is not approved, the Company will vigorously contest the Securities Action.

     A derivative action in the District Court was commenced on October 29, 1990, by certain shareholders of the Company, against the Company, KPI, and all of the then current directors of the Company. All counts against the Company have been dismissed.

     8. DIVIDENDS. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted if necessary to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. The terms of the secured debt of the Company provide that the Company will be subject to certain dividend limitations which, however, will not restrict the Company from paying the dividends required to maintain its qualification as a REIT.

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

     10. STOCK OPTIONS. Pursuant to the Company's Amended and Restated 1988 Stock Option Plan (the "1988 Plan") which provides for the grant of options to purchase up to 500,000 shares of its common stock, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted options to purchase 213,750 shares on January 27, 1994 to certain employees at an exercise price of $7.625 per share. These options expire seven years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. The grant of certain of these options were conditioned upon the surrender of previously granted and outstanding options to purchase 173,246 shares at an exercise price of $20.00 per share. At June 30, 1994, options to purchase 499,900 shares pursuant to the 1988 Plan were outstanding, 286,150 shares of which were at an exercise price of $5.125 per share and 213,750 shares of which were at an exercise price of $7.625 per share.

     Pursuant to the Company's 1993 Stock Option Plan (the "1993 Plan") which provides for the granting of options to purchase up to 1,000,000 shares of its common stock, the Compensation Committee granted options to purchase 552,200 shares on January 27, 1994 to certain key employees at an exercise price of $7.625 per share. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. In addition, the Compensation Committee granted options to purchase 207,332 shares on May 9, 1994 to certain key employees at an exercise price of $7.625 per share. These options expire ten years from the date of grant with 115,000 shares fully exercisable six months from the date of the grant and 92,332 shares exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years from the date of grant. At June 30, 1994, options to purchase 759,532 shares pursuant to the 1993 Plan were outstanding which were at an exercise price of $7.625 per share.

     11. PROVISION FOR LOSS ON LAND HELD FOR SALE. During the quarter ended June 30, 1994, the Company recorded a provision for loss on land held for sale which totalled $846,000. This provision for loss is based upon signed contracts for the sale of two land parcels (53 acres), which sales had not closed as of June 30, 1994.

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

RESULTS OF OPERATIONS. Rental revenues totalled $23,407,000 for the quarter ended June 30, 1994, compared to $10,982,000 for the quarter ended June 30, 1993. The increase in rental revenues resulted primarily from
(i) the rental revenues from the 93 buildings acquired pursuant to the Merger on December 21, 1993 (totalling approximately $11,611,000) and
(ii) increased miscellaneous rental revenues. At June 30, 1994, the Company's 219 buildings were on average 89 percent leased with an average effective rental rate of $13.26. Rental revenues increased to $46,961,000 during the six month period ended June 30, 1994, compared to $21,952,000 during the same period last year, primarily for the same reasons mentioned above.

During the three and six month periods ended June 30, 1994, the Company earned $1,038,000 and $2,244,000 of management fees from TKPL and third party management contracts. The Company had no management fees for the same periods in 1993, as it assumed the management contracts from KPI on the date of the Merger. On May 5, 1994, third party management contracts on two buildings terminated due to a change of ownership for these buildings. Management fee revenue related to the management of these two buildings was approximately $79,000 for the six month period ended June 30, 1994.

Property operating expenses include such charges as utilities, taxes, janitorial, and maintenance. The amounts of property operating expenses, management costs incurred during 1994, and management fees incurred during 1993 and their percentages of rental revenues for the applicable periods are as follows:
                                                      % of Rental
          Period                       Amount           Revenues

     June 30, 1994 - Quarter         $9,836,000           42.0%
     June 30, 1993 - Quarter         $4,807,000           43.8%
     June 30, 1994 - Six Months     $19,214,000           40.9%
     June 30, 1993 - Six Months      $9,506,000           43.3%

Property operating expenses in 1994 were larger than 1993 primarily due to the operating expenses on the 93 buildings acquired pursuant to the Merger on December 21, 1993 (totalling approximately $4,724,000 and $8,946,000, respectively, for the three and six month periods ended June 30, 1994).
For the three and six month periods ended June 30, 1994, the reduction in the percent of operating expenses to rental revenues was due primarily to the fact that the 93 buildings acquired pursuant to the Merger are generally newer and, therefore, had a lower percentage of operating expenses to rental revenues than the 126 buildings which the Company owned prior to the Merger.

Interest expense increased by $3,677,000 and $7,213,000, respectively, during the three and six month periods ended June 30, 1994, compared to the same periods last year, primarily due to the interest expense on the KPI restructured debt assumed pursuant to the Merger.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 5 to 40 years. Depreciation expense increased $1,598,000 and $3,196,000, respectively, for the three and six month periods ended June 30, 1994, compared to the same periods last year, due to (i) improvements made to the Company's existing properties during 1993 and (ii) the acquisition of 93 buildings during 1993 pursuant to the Merger. Amortization expense increased $175,000 and $306,000, respectively, for the three and six month periods ended June 30, 1994, compared to the same periods last year, due to amounts incurred for goodwill related to the Merger during 1993.

General and administrative expenses for the three month periods ended
June 30, 1994 and 1993, totaled $1,492,000 and $537,000, respectively, which is 1.0 percent and 0.5 percent (annualized) of average invested assets. General and administrative expenses for the six month periods ended June
30, 1994 and 1993, totaled $3,208,000 and $953,000, respectively, which is
1.1 percent and 0.5 percent of average invested assets. General and administrative expenses increased primarily due to the increased general and administrative functions performed by the Company following the Merger. Following the Merger, the Company became fully self-advised and self-managed.

During the quarter ended June 30, 1994, the Company recorded a provision for loss on land held for sale which totalled $846,000. This provision for loss is based upon signed contracts for the sale of two land parcels (53 acres), which sales had not closed as of June 30, 1994.

During the three and six month periods ended June 30, 1994, the Company incurred $728,000 and $1,462,000 in direct costs to generate management fees from TKPL and third party management contracts which it assumed from KPI pursuant to the Merger.

During the three and six month periods ended June 30, 1994, real estate taxes and other costs related to the unimproved land acquired from KPI pursuant to the Merger totalled $225,000 and $426,000, respectively.

Net loss totalled $1,075,000 for the quarter ended June 30, 1994, compared to net income of $610,000 for the corresponding period of 1993. The reduction is due to the fact that the positive effect on the current quarter of the acquisition of the 93 buildings, during 1993 pursuant to the Merger, was more than offset by a $2,000,000 expense provision recorded for the settlement of the Securities Action (described in Note 7 to the Condensed Consolidated Financial Statements) and the provision recorded for the loss on two land parcels held for sale. Net income increased $56,000 during the six month period ended June 30, 1994, compared to the same period last year. This small increase is due to the fact that the positive effect on this period of the acquisition of the 93 buildings, pursuant to the Merger, was largely offset by the provision recorded for the litigation settlement and the provision recorded for the loss on two land parcels held for sale.


LIQUIDITY AND CAPITAL RESOURCES.

     Operating Activities - The Company's primary internal sources of cash are the collection of rents and income from management fees with respect to properties managed for TKPL, Centoff Realty Company, Inc., and others.
As a real estate investment trust (a "REIT") for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its taxable income. However, the Company currently expects that it will not be required to pay any dividends during 1994 to maintain its REIT status. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments through 1994.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in effective rental rates on new and renewed leases and under escalation provisions in existing leases. During the six months ended June 30, 1994, the Company generated approximately $12.9 million in net cash from operating activities. From December 31, 1993 to June 30, 1994, the Company has increased its balance of cash and cash equivalents by $6,594,000 to $25,160,000.


At June 30, 1994, leases representing approximately 12 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1994. This represents 554 leases for space in buildings located in 19 of the 21 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 1994, leases were renewed on approximately 64 percent of the Company's net rentable square feet which expired during the six month period. For those leases which renewed during the six months ended June 30, 1994, the average effective rental rate increased from $12.71 to $12.91. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1994 and 1995 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods. The Company expects capital expenditures to be greater in 1994 than in 1993 due to the fact that the Company acquired 93 buildings pursuant to the Merger. The Company's occupancy rate has increased from 88% on December 31, 1993 to 89% on June 30, 1994. During 1994, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. If economic growth was not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings, cash flow from operations could be reduced.

Governmental tenants (including 19 departments or agencies of the State of Florida and 26 departments or agencies of the United States Government) which account for approximately 23 percent of the Company's leased space at June 30, 1994, may be subject to budget reductions in times of recession and governmental austerity; therefore, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

     Investing Activities - At June 30, 1994, all of the Company's invested assets were in properties. Improvements to the Company's existing properties have been financed through internal operations. During the six month period ended June 30, 1994, the Company's expenditures for improvements to existing properties increased by $1,847,000 over the corresponding period of the prior year primarily due to the acquisition of 93 buildings pursuant to the Merger on December 21, 1993.

During the six month period ended June 30, 1994, the Company sold various items of furnishings and equipment which it had acquired pursuant to the Merger for approximately $459,000, net of selling costs.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

     Financing Activities - The Company has no open lines of credit, but has a cash balance at June 30, 1994 of $25,160,000. During the six month period ended June 30, 1994, the Company fully repaid 10 mortgages which were collateralized by 10 buildings which contain 178,880 net rentable square feet. At June 30, 1994, the Company had 47 buildings which contain 1,254,950 net rentable square feet which are unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.9 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     An action in the U. S. District Court, Middle District of Florida
(the "District Court") was filed on October 11, 1990, by Gerald and Althea Best and Jerome Wilem, shareholders of the Company, against KPI, the Company, two subsidiaries of KPI (Koger Advisors, Inc. and KMI), Messrs. Allen R. Ransom (a former director of the Company), Ira M. Koger (a former director of the Company), S. D. Stoneburner, and W.F.E. Kienast (a former director of the Company), alleging that various press releases, shareholder reports, and/or securities filings failed to disclose and/or misrepresented the Company's business policies, thereby inflating the market price of the Company's stock, and seeking damages therefore (the "Securities Action"). William L. Coalson, a shareholder of the Company, was subsequently added as an additional plaintiff. On July 21, 1994, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement") relating to the Securities Action, which Settlement is subject to the approval of the District Court at a hearing to be held on a date which has not yet been determined (the "Hearing Date"). Under the Settlement, the Company has agreed to pay, in settlement of all claims against all defendants therein, the sum of $800,000 in cash plus 372,414 Warrants (the "Warrants") to purchase 372,414 shares of the Company's common stock. The Warrants are exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at prices ranging from $2.21 to $5.24 per Warrant. The number of Warrants to be delivered pursuant to the Settlement is subject to increase, or decrease, within specified parameters, depending on the aggregate market value of the Warrants during a specified period prior to the Hearing Date.
As of June 30, 1994, the Company has recorded a provision of $2,000,000 relating to the Settlement of the Securities Action. While there can be no assurance that the District Court will approve the Settlement, the Company believes that the outcome of this litigation will not materially adversely affect its operations or financial position. Under the terms of the Settlement, the Company has maintained its position that the claims in the Securities Action are without merit and, if the Settlement is not approved, the Company will vigorously contest the Securities Action.

     A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the pendency of the litigation a Special Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, was appointed to conduct an extensive investigation of the facts and circumstances surrounding the Derivative Action. Upon completion of its investigation, it was the conclusion of this committee that the ultimate best interests of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and alleged a new cause of action against Stephen D. Lobrano for legal malpractice ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting their investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Second Amended and Supplemental Complaint and Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II against Mr. Lobrano should not be dismissed. The District Court adopted the Report and Recommendations of the United
States Magistrate by order entered March 8, 1994.  Subsequently, Mr.
Lobrano has filed his answer denying all of the material allegations of the Second Amended and Supplemental Complaint, and raising affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm (the "Lobrano Defendants") have also filed a counter claim against the Company (the "Counter-Claim"), asserting that, in connection with the matters complained of in the Second Amended and Supplemental Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they have suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company has moved to dismiss the Counter-Claim, and moved in the United States Bankruptcy Court for the Middle District (the "Bankruptcy Court") of Florida for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of the Counter-Claim against the Company is a violation of the confirmation order in the Chapter 11 Case (the "Confirmation Order"). On July 22, 1994, the Bankruptcy Court entered its order finding that the filing of the Counter-Claim was a violation of the Confirmation Order and in contempt of the Bankruptcy Court. The Counter-Claim has been dismissed. The Lobrano Defendants have filed an amended counter-claim (the "Amended Counter-Claim") against the Company which asserts, among other things, that the Company, through its officers and directors, improperly shaped and influenced the Special Litigation Committee Report so that it contains inaccurate and false statements about the Lobrano Defendants which have, in turn, caused damage to the Lobrano Defendants. The Company has moved to dismiss the Amended Counter-Claim on various grounds. The Company believes that the allegations of the Amended Counter-Claim are without merit and will contest vigorously the Amended Counter-Claim. The Company does not believe that the outcome of this litigation will materially affect its operations or financial position.

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



Item 4.  Submission of Matters to a Vote of Security Holders.

     (a)  The Company held its 1994 Annual Meeting of Shareholders on
          May 10, 1994.
     (b)  Not Applicable.
     (c) At the Company's 1994 Annual Meeting of Shareholders in addition to the election of directors, the following matter was considered, voted upon and approved:
          1. To amend Article V of the Company's Articles of Incorporation to authorize the issuance of up to 50,000,000 shares of preferred stock, including convertible preferred stock in such series with such preferences and rights as the Company's
               Board of Directors may determine and to remove the restriction which prohibits the issuance of non-voting capital stock:

               SHARES VOTED FOR:                                     7,721,334
               SHARES VOTED AGAINST:                                 1,539,120
               SHARES ABSTAINED:                                       119,244

Item 5.  Other Information

     (a) The following table sets forth, with respect to the Company's centers at June 30, 1994, number of buildings, net rentable square feet, net square feet leased (based upon signed leases), weighted average percent leased, and current average effective rent per net rentable square foot leased.



                                                                        Avg Eff.
                                        Net         Net     Wtg Avg     Rent Per
                           Number     Rentable    Square    Percent       Net
                             of        Square       Feet     Leased     Rentable
     Center               Buildings     Feet       Leased      (1)     Sq Ft (2)
Atlanta Chamblee             22        947,920     845,991     89%       $14.02
Austin                       12        370,860      39,924     92%        13.09
Charlotte Carmel              1        109,600     108,405     99%        15.51
Charlotte East               11        468,820     365,593     78%        12.48
El Paso                      14        251,930     232,166     92%        12.43
Greensboro South             13        610,470     569,981     93%        13.24
Greenville                    8        290,560     201,121     69%        13.37
Jacksonville Baymeadows       4        468,000     464,021     99%        14.51
Jacksonville Central         32        677,540     563,147     83%        11.41
Memphis Germantown            3        258,400     253,372     98%        16.84
Miami                         1         96,800      91,159     94%        18.77
Norfolk West                  1         59,680      50,359     84%        15.89
Orlando Central              22        565,220     497,544     88%        13.34
Orlando University            2        159,600     137,671     86%        16.14
Raleigh Crossroads            1         77,500      76,815     99%        15.39
San Antonio                  26        788,670     729,921     93%        10.52
St. Petersburg               15        519,320     432,288     83%        12.86
Tall. Apal. Pkwy             14        408,500     379,365     93%        14.94
Tall. Cap. Circle             4        300,700     300,700    100%        17.04
Tulsa North                   2        103,520      92,464     89%         9.86
Tulsa South                  11        372,760     316,017     85%         9.06

   TOTAL                    219      7,906,370   7,048,024     89%       $13.26



(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing annual gross rental revenues for a center by the net rentable square feet applicable to such gross rental revenues.




(b) The following schedule sets forth for each of the Company's centers (i) the number of leases which will expire during the remainder of calendar year
1994 and calendar years 1995 through 2002, (ii) the total net rentable area in square feet covered by such leases, (iii) the current annual rental represented by such leases, and (iv) the percentage of gross annual rental for such center contributed by such leases. This information is based on the buildings owned by the Company on June 30, 1994 and on the terms of leases in effect as of June 30, 1994, on the basis of then existing base rentals, and without regard to the exercise of options to renew. This table does not include tenants in possession where leases were in the process of execution but were not delivered to the Company at June 30, 1994.





                              Leases in Effect June 30, 1994, Expiring During the Calendar Years


                      1994        1995        1996        1997        1998        1999        2000      2001      2002       OTHER

ATLANTA CHAMBLEE
Number of Leases        47          43          31          24          15          12           2         1         1           5
Number of Sq. Ft.   63,162      96,309     128,287      87,944     126,951      85,164      32,964    28,285    39,490     175,845
Annual Rental $    837,429   1,312,239   2,010,127   1,104,500   1,774,514   1,085,001     647,733   289,976   516,547   2,475,646
% Gross Annual Rent    6.9%       10.9%       16.7%        9.2%       14.7%        9.0%        5.4%      2.4%      4.3%       20.5%

AUSTIN
Number of Leases        32          55          58          22           6           6
Number of Sq. Ft.   37,289     116,233     113,682      35,812       9,565      27,343
Annual Rental $    457,986   1,404,465   1,541,910     485,007     128,594     431,630
% Gross Annual Rent   10.3%       31.6%       34.7%       10.9%        2.9%        9.7%        0.0%      0.0%      0.0%        0.0%

CHARLOTTE EAST
Number of Leases        46          59          32          20           8           3
Number of Sq. Ft.  102,291     107,776      69,104      34,029      37,008      15,385
Annual Rental $  1,267,659   1,550,911     785,275     385,023     385,986     182,915
% Gross Annual Rent   27.8%       34.0%       17.3%        8.4%        8.5%        4.0%        0.0%      0.0%      0.0%        0.0%

CHARLOTTE CARMEL
Number of Leases                     2           1           3           6                       1
Number of Sq. Ft.                6,530       1,042      60,930      38,849                   1,054
Annual Rental $                 99,643      18,738     828,419     713,751                  21,065
% Gross Annual Rent    0.0%        5.9%        1.1%       49.3%       42.4%        0.0%        1.3%      0.0%      0.0%        0.0%

EL PASO
Number of Leases        38          47          60          38           9           2           1
Number of Sq. Ft.   29,399      49,592      70,191      59,528      16,625       2,025       4,806
Annual Rental $    338,192     594,859     823,201     765,671     216,394      25,008     101,400
% Gross Annual Rent   11.8%       20.8%       28.7%       26.7%        7.6%        0.9%        3.5%      0.0%      0.0%        0.0%

GREENSBORO SOUTH
Number of Leases        32          69          43          20          10           3           2         1         1
Number of Sq. Ft.   30,877     101,124      99,359     127,395     144,007       4,078      15,254    17,366    30,521
Annual Rental $    424,159   1,478,707   1,332,671   1,776,084   1,705,510      60,809     181,628   201,183   380,743
% Gross Annual Rent    5.6%       19.6%       17.7%       23.6%       22.6%        0.8%        2.4%      2.7%      5.0%        0.0%

GREENVILLE
Number of Leases        40          54          28          15           7           1                                           2
Number of Sq. Ft.   44,149      59,094      29,382      41,326      13,093       2,139                                      11,938
Annual Rental $    571,188     791,404     365,888     590,617     151,941      26,459                                     190,797
% Gross Annual Rent   21.2%       29.4%       13.6%       22.0%        5.7%        1.0%        0.0%      0.0%      0.0%        7.1%

JACKSONVILLE BAYMEADOWS
Number of Leases         1          14           5           6           5           2           1
Number of Sq. Ft.    3,484     381,641      21,175       6,055      23,706       4,060      23,900
Annual Rental $     64,039   5,419,227     353,150      87,722     370,568      59,050     378,160
% Gross Annual Rent    1.0%       80.5%        5.2%        1.3%        5.5%        0.9%        5.6%      0.0%      0.0%        0.0%


                              Leases in Effect June 30, 1994, Expiring During the Calendar Years

                      1994        1995        1996        1997        1998        1999        2000      2001      2002       OTHER
JACKSONVILLE CENTRAL
Number of Leases        48          73          53          38          32          13           1                               4
Number of Sq.Ft.    29,764     135,806     135,657      73,007      96,220      68,025       1,262                          23,406
Annual Rental $    380,639   1,671,339   1,267,402     845,100   1,109,771     709,038      11,661                         286,589
% Gross Annual Rent    6.0%       26.6%       20.2%       13.4%       17.7%       11.3%        0.2%      0.0%      0.0%        4.6%

MEMPHIS GERMANTOWN
Number of Leases        10          11          18          15           5           1
Number of Sq.Ft.    85,425      15,521      76,955      56,874      16,597       2,000
Annual Rental $  1,471,450     257,187   1,261,648     968,060     240,849      31,360
% Gross Annual Rent   34.8%        6.1%       29.8%       22.9%        5.7%        0.7%        0.0%      0.0%      0.0%        0.0%

MIAMI
Number of Leases         2          10           5           1                       1
Number of Sq.Ft.    21,799      49,403      11,391         820                   7,746
Annual Rental $    368,469     962,854     219,154      15,375                 145,380
% Gross Annual Rent   21.5%       56.3%       12.8%        0.9%        0.0%        8.5%        0.0%      0.0%      0.0%        0.0%

NORFOLK WEST
Number of Leases         3           4           3                       2           4                     1                     1
Number of Sq.Ft.    14,278      11,492       5,183                   4,822       6,540                 3,014                 5,030
Annual Rental $    239,800     215,029      75,224                  70,868      90,907                39,182                69,414
% Gross Annual Rent   29.9%       26.9%        9.4%        0.0%        8.8%       11.4%        0.0%      4.9%      0.0%        8.7%

ORLANDO CENTRAL
Number of Leases        46          50          41          30          10           3           1                               1
Number of Sq.Ft.    94,843      96,300     119,407     117,409      41,612       8,314      12,606                           7,053
Annual Rental $  1,276,252   1,326,562   1,617,242   1,509,912     531,303     102,242     170,522                          92,535
% Gross Annual Rent   19.3%       20.0%       24.4%       22.8%        8.0%        1.5%        2.6%      0.0%      0.0%        1.4%

ORLANDO UNIVERSITY
Number of Leases         5          11          11          11           2           3                                           1
Number of Sq.Ft.    10,651      35,776      16,794      30,753       7,834      32,692                                       3,171
Annual Rental $    191,754     596,570     272,539     446,487     140,596     508,794                                      60,439
% Gross Annual Rent    8.7%       26.9%       12.3%       20.1%        6.3%       23.0%        0.0%      0.0%      0.0%        2.7%

RALEIGH CROSSROADS
Number of Leases         3           1           2                                               1
Number of Sq.Ft.     3,244       1,525      43,794                                          28,252
Annual Rental $     50,872      23,646     670,073                                         437,681
% Gross Annual Rent    4.3%        2.0%       56.7%        0.0%       0.0%         0.0%       37.0%      0.0%      0.0%        0.0%

SAN ANTONIO
Number of Leases        78          99          61          33          21          12           1                               2
Number of Sq.Ft.   115,751     229,492     102,792      63,521     136,244      61,287       2,616                          18,218
Annual Rental $  1,215,609   2,408,372   1,029,048     648,715   1,399,675     701,179      27,715                         207,166
% Gross Annual Rent   15.9%       31.5%       13.5%        8.5%       18.3%        9.2%        0.4%      0.0%      0.0%        2.7%

ST. PETERSBURG
Number of Leases        33          53          33          23          16           9           1                               2
Number of Sq.Ft.    63,948      86,167      47,104     110,695      56,064      38,436       2,504                          27,370
Annual Rental $    876,899   1,241,171     628,867   1,056,927     742,745     502,875      33,627                         348,557
% Gross Annual Rent   16.1%       22.8%       11.6%       19.5%       13.7%        9.3%        0.6%      0.0%      0.0%        6.4%

TALLAHASSEE APALACHEE PKWY
 Number of Leases       24          37          11          11           8           2                               1
 Number of Sq.Ft.   41,497     169,079      27,693      78,548      57,519       9,990                           2,346
 Annual Rental $   571,716   2,589,301     367,452   1,242,961     825,896     147,036                          31,593
 % Gross Annual Rent   9.9%       44.8%        6.4%       21.5%       14.3%        2.5%        0.0%      0.0%      0.6%        0.0%



            Leases in Effect June 30, 1994, Expiring During the Calendar Years

                      1994        1995        1996        1997        1998        1999        2000      2001      2002       OTHER
TALLAHASSEE CAPITAL CIRCLE

Number of Leases                     7                       2
Number of Sq.Ft.               219,700                  81,000
Annual Rental $              3,652,601               1,471,208
% Gross Annual Rent                0.0%       71.3%        0.0%       28.7%        0.0%        0.0%      0.0%      0.0%        0.0%

TULSA NORTH
Number of Leases        11           6           8           1           4
Number of Sq.Ft.    20,207       7,713      45,885       2,000      16,659
Annual Rental $    179,447      71,231     451,518      16,000     193,940
% Gross Annual Rent   19.7%        7.8%       49.4%        1.8%       21.3%        0.0%        0.0%      0.0%      0.0%        0.0%

TULSA SOUTH
Number of Leases        55          68          32          11           1           1
Number of Sq.Ft.    42,029     104,892     119,648      20,754       6,051      22,643
Annual Rental $    392,127     919,124   1,074,520     198,200      51,536     229,165
% Gross Annual Rent   13.7%       32.1%       37.5%        6.9%        1.8%        8.0%        0.0%      0.0%      0.0%        0.0%

TOTAL OFFICE BUILDINGS
Number of Leases       554         773         536         324         167          78          12         3         3          18
Number of Sq.Ft.   854,087   2,081,165   1,284,525   1,088,400     849,426     397,867     125,218    48,665    72,357     272,031
Annual Rental $ 11,175,686  28,586,442  16,165,647  14,441,988  10,754,437   5,038,848   2,011,192   530,341   928,883   3,731,143
% Gross Annual Rent   12.0%       30.6%       17.3%       15.4%       11.5%        5.4%        2.2%      0.6%      1.0%        4.0%


Item 6.         Exhibits and Reports on Form 8-K

     (a)    Exhibits

            Exhibit
            Number               Description
              10              Material Contracts
                                     None.




     (b)        Reports on Form 8-K

                On May 10, 1994, the Company filed a Form 8-K reporting under
                Item 5, Other Events, that the Company had filed a copy of the Articles of Amendment and Restatement of the Articles of Incorporation of the Company with the Secretary of State of the State of Florida and providing under Item 7, Financial Statements and Exhibits, a copy of the Articles of Amendment and Restatement of the Articles of Incorporation of Koger Equity, Inc, dated May 10, 1994.

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




                                KOGER EQUITY, INC.
                                Registrant





                                [VICTOR A. HUGHES]
                                VICTOR A. HUGHES
                                SENIOR VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER

Dated: August 12, 1994


                                [JAMES L. STEPHENS]
                                JAMES L. STEPHENS
                                TREASURER AND
                                CHIEF ACCOUNTING OFFICER