Form 10-Q
period 1994-09-30
KOGER EQUITY INC
filed 1994-11-14
CIK 835664

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q


         (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

         Commission File Number 1-9997

                              KOGER EQUITY, INC.
            (Exact name of registrant as specified in its charter)

                     FLORIDA                               59-2898045
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

3986 BOULEVARD CENTER DRIVE, SUITE 101
      JACKSONVILLE, FLORIDA                                    32207
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

Yes   X    No
     ---      ---


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                                 Outstanding at November 7, 1994
Common Stock, $.01 par value                             17,601,582 shares

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        Number
                                                                                                        ------
PART I.   FINANCIAL INFORMATION

              Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . .                2

    Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets
                 September 30, 1994 and December 31, 1993 . . . . . . . . . . . . . . . . .                3

              Condensed Consolidated Statements of Operations
                 for the Three and Nine Month Periods Ended
                 September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . .                4

              Condensed Consolidated Statement of Changes in
                 Shareholders' Equity for the Nine Month Period
                 Ended September 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .                5

              Condensed Consolidated Statements of Cash Flows
                 for the Nine Month Periods Ended September 30, 1994
                 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6

              Notes to Condensed Consolidated Financial
                 Statements for the Three and Nine Month Periods
                 Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . .                7

    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .               10


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14

         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .               21

         Signatures         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               22

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 1994, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1994 and 1993, the condensed consolidated statement of changes in shareholders' equity for the nine month period ended September 30, 1994 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Jacksonville, Florida
November 4, 1994

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                      KOGER EQUITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited - See Independent Accountants' Report)
                                (In thousands)

                                                                                 September 30,         December 31,
                                                                                     1994                  1993
                                                                                 -------------         ------------
ASSETS
Real Estate Investments:
  Operating properties                                                              $573,744             $565,957
  Furniture and equipment                                                              1,125                  813
  Accumulated depreciation                                                           (41,761)             (30,706)
                                                                                    --------             --------
       Operating properties - net                                                    533,108              536,064
  Undeveloped land held for investment                                                33,054               33,054
  Undeveloped land held for sale, at lower of cost or
       market value                                                                    5,986                6,982
Cash and temporary investments                                                        23,174               18,566
Accounts receivable, net                                                               3,626                3,030
Management fees and other receivables from
  The Koger Partnership, Ltd.                                                          1,464                  634
Cost in excess of fair value of net assets acquired from KPI,
  net of accumulated amortization of $532 and $23                                      9,856               11,623
Other assets                                                                           7,680                5,136
                                                                                    --------             --------
       TOTAL ASSETS                                                                 $617,948             $615,089
                                                                                    ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgages and loans payable                                                       $324,862             $330,625
  Accounts payable                                                                     2,276                3,945
  Accrued interest                                                                     1,135                  294
  Accrued real estate taxes payable                                                    5,514                1,201
  Accrued liabilities - litigation settlement                                          2,000
  Other liabilities                                                                    3,654                3,574
                                                                                    --------             --------
       Total Liabilities                                                             339,441              339,639
                                                                                    --------             --------

Contingency (Note 7)                                                                     -                     -

Shareholders' Equity
  Common stock                                                                           205                  205
  Capital in excess of par value                                                     318,584              318,574
  Warrants                                                                             1,366                1,368
  Accumulated dividends in excess of net income                                      (16,823)             (19,872)
  Treasury stock (2,874,400 shares, at cost)                                         (24,825)             (24,825)
                                                                                    --------             --------
       Total Shareholders' Equity                                                    278,507              275,450
                                                                                    --------             --------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                                       $617,948             $615,089
                                                                                    ========             ========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - See Independent Accountants' Report)
                     (In thousands, except per share data)


                                                         Three Month Period                 Nine Month Period
                                                        Ended  September 30,               Ended September 30,
                                                        --------------------               -------------------
                                                           1994       1993                   1994        1993
                                                          ------    -------                -------     -------
REVENUES
  Rental                                                $23,781     $ 11,212               $70,742     $33,164
  Management fees ($836 and $2,431 from TKPL)             1,368                              3,612
  Interest                                                  345           53                   726         168
                                                        -------     --------               -------     -------
     Total                                               25,494       11,265                75,080      33,332
                                                        -------     --------               -------     -------

EXPENSES
  Property operations                                    10,828        5,115                30,042      13,515
  Koger Management, Inc. management fees                                 565                             1,671
  Mortgage and loan interest                              6,548        2,753                19,348       8,340
  Depreciation and amortization                           4,201        2,306                11,979       6,582
  Settlement of litigation and related attorneys fees        24                              2,144
  General and administrative                                850          460                 4,058       1,413
  Provision for loss on land held for sale                  150                                996
  Provision for uncollectible rents                          55           92                   109         276
  Direct cost of management contracts                     1,087                              2,549
  Undeveloped land costs                                    125                                551
  Loss on sale of assets                                      6                                 67
                                                        -------     --------               -------     -------
     Total                                               23,874       11,291                71,843      31,797
                                                        -------     --------               -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                         1,620          (26)                3,237       1,535
Income taxes                                                188                                188
                                                        -------     --------               -------     -------

NET INCOME (LOSS)                                       $ 1,432     $    (26)              $ 3,049     $ 1,535
                                                        =======     ========               =======     =======

EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                               $  0.08     $   -                  $  0.17     $  0.12
                                                        =======     ========               =======     =======

WEIGHTED AVERAGE COMMON SHARES
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                             17,978       13,220                17,726      13,220
                                                        =======     ========               =======     =======




See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT
                      OF CHANGES IN SHAREHOLDERS' EQUITY
               (Unaudited - See Independent Accountants' Report)
                                (In thousands)




                                                                        Accumulated
                            Common Stock         Capital                 Dividends       Treasury Stock      Total
                            ------------        in Excess                in Excess      ----------------     Share-
                                      Par         of Par                  Of Net                            holders'
                           Shares    Value        Value      Warrants     Income       Shares      Cost      Equity
                           ------    -----      ---------    --------   ----------     ------    --------   --------
Balance,
 January 1, 1994           20,472    $ 205       $318,574     $1,368     $(19,872)     2,874    $(24,825)   $275,450
Exercise of Warrants            1                      10         (2)                                              8
Net Income                                                                  3,049                              3,049
                           ------    -----       --------     ------     --------      -----    ---------   --------
Balance, September
 30, 1994                  20,473    $ 205       $318,584     $1,366     $(16,823)     2,874    $(24,825)   $278,507
                           ======    =====       ========     ======     ========      =====    ========    ========





See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited - See Independent Accountants' Report)
                                (In thousands)


                                                                                 Nine Month Period
                                                                                Ended September 30,
                                                                              -----------------------
                                                                               1994             1993
                                                                              ------          -------
OPERATING ACTIVITIES
   Net income                                                                $ 3,049          $ 1,535
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                            11,979            6,582
     Provision for litigation settlement                                       2,000
     Provision for loss on land held for sale                                    996
     Amortization of mortgage discounts                                          169              215
     Loss on sale of assets                                                       67
     Provision for uncollectible rents                                           109              276
     Accrued interest added to principal                                       1,005
     Increase in accounts payable, accrued
      liabilities and other liabilities                                        3,192            1,643
     Increase in receivables and other assets                                 (3,658)            (525)
     Increase in receivable from TKPL                                           (830)
                                                                             -------          -------
        Net cash provided by operating activities                             18,078            9,726
                                                                             -------          -------

INVESTING ACTIVITIES
   Tenant improvements to existing properties                                 (4,861)          (3,274)
   Building improvements to existing properties                               (2,926)            (928)
   Deferred tenant costs                                                        (489)            (432)
   Merger costs                                                                 (338)          (2,837)
   Additions to furniture and equipment                                         (311)
   Proceeds from sale of assets                                                  520
   Cash acquired in purchase of assets from KPI                                2,135
   Payments received on loans to Koger
    Properties, Inc. - Cash Collateral Order                                                    1,039
                                                                             -------          -------
        Net cash used in investing activities                                 (6,270)          (6,432)
                                                                             -------          -------

FINANCING ACTIVITIES
   Proceeds from exercise of warrants and stock options                            8                1
   Principal payments on mortgages and loans                                  (7,104)          (4,779)
   Financing costs                                                              (104)            (152)
                                                                             -------          -------
        Net cash used in financing activities                                 (7,200)          (4,930)
                                                                             -------          -------

Net increase (decrease) in cash and cash equivalents                           4,608           (1,636)
Cash and cash equivalents - beginning of period                               18,566            9,283
                                                                             -------          -------
Cash and cash equivalents - end of period                                    $23,174          $ 7,647
                                                                             =======          =======

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                                  $17,295          $ 8,798
                                                                             =======          =======

   Cash paid during the period for income taxes                              $   188          $   -
                                                                             =======          =======


See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE AND NINE MONTH PERIODS
                       ENDED SEPTEMBER 30, 1994 AND 1993
               (Unaudited - See Independent Accountants' Report)


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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the nine month period ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year.

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

         3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. The Company utilized on its 1993 Federal income tax return approximately $5,094,000 of its 1992 net operating loss carryforward to eliminate any REIT taxable income for 1993. The Company's net operating loss carryforward available to offset REIT taxable income for 1994 totals approximately $8,449,000, which can be used to offset REIT taxable income through 2007. Pursuant to the Merger, the Company succeeded to KPI's net operating loss carryforward which, based upon KPI's final Federal income tax return, totals approximately $98,000,000. However, the portion of KPI's net operating loss carryforward which is usable each year by the Company is limited to approximately $7,900,000. The use of net operating loss carryforwards are limited for alternative minimum tax purposes. The Company paid approximately $104,000 of alternative minimum tax when it filed its 1993 Federal income tax return. In addition, the Company recorded a provision for alternative minimum taxes of approximately $76,000 in the quarter ended September 30, 1994. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level; however, under existing loan covenants the Company may be prohibited from paying dividends in excess of amounts necessary to maintain its status as a REIT, i.e., 95 percent of REIT taxable income. See Note 8, Dividends.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. There were no material non-cash investing or financing transactions for the nine month periods ended September 30, 1994 and 1993.

         5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

         6. MORTGAGES AND LOANS PAYABLE. At September 30, 1994, the Company had $324,862,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. During the quarter ended September 30, 1994, the Company paid the outstanding balances of its two unsecured notes.

Annual maturities for mortgages and loans payable, which are gross of $1,121,000 of discounts, are as follows (in thousands):

                 Year Ending December 31
                 -----------------------
                         1994                              $  1,135
                         1995                                 5,228
                         1996                                 8,667
                         1997                                14,949
                         1998                                19,115
                         Thereafter                         276,889
                                                           --------
                                                           $325,983
                                                           ========

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

         7. LEGAL PROCEEDINGS. The Company, certain of its present directors and certain of its former officers and directors, and KPI and certain of its subsidiaries are parties to a class action filed in October, 1990 (the "Securities Action"). On July 21, 1994, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement") relating to the Securities Action, which Settlement is subject to the approval of the United States District Court for the Middle District of Florida (the "District Court"). A hearing was held in the District Court on November 3, 1994 and the District Court has the approval of the Settlement under advisement. There were no objections to the Settlement. Under the Settlement, the Company has agreed to pay, in settlement of all claims against all defendants therein, the sum of $800,000 in cash plus 472,131 Warrants (the "Warrants") to purchase 472,131 shares of the Company's common stock. The Warrants are exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at prices ranging from $2.31 to $5.24 per Warrant. Through September 30, 1994, the Company has recorded a provision of $2,000,000 relating to the Settlement of the Securities Action. While there can be no assurance that the District Court will approve the Settlement, the Company believes that the outcome of this litigation will not materially adversely affect its operations or financial position. Under the terms of the Settlement, the Company has maintained its position that the claims in the Securities Action are without merit and, if the Settlement is not approved, the Company will vigorously contest the Securities Action.

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

         9. PROVISION FOR LOSS ON LAND HELD FOR SALE. During the three and nine month periods ended September 30, 1994, the Company has recorded a provision for loss on land held for sale which totals $150,000 and $996,000, respectively. This provision for loss is based upon signed contracts for the sale of two land parcels (approximately 53 acres), which sales had not closed as of September 30, 1994. On October 21, 1994, the Company completed the sale of one of these land parcels (approximately 22.7 acres) at a sales price of $2,982,500.

         10. COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED FROM KPI. The United States Bankruptcy Court for the Middle District of Florida, Tampa Division, has entered several orders permitting the release of excess funds from the KPI Administrative Claims Reserve which was established to provided funds for the payment of various administrative claims in the KPI Chapter 11 Case. Through September 30, 1994, approximately $2.1 million of excess funds have been released to the Company from the Administrative Claims Reserve. These amounts have been recorded as reductions to cost in excess of fair value of net assets acquired from KPI.

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

RESULTS OF OPERATIONS. Rental revenues totalled $23,781,000 for the quarter ended September 30, 1994, compared to $11,212,000 for the quarter ended September 30, 1993. The increase in rental revenues resulted primarily from the rental revenues from the 93 buildings acquired pursuant to the Merger on December 21, 1993 (totalling approximately $12,880,000). At September 30, 1994, the Company's 219 buildings were on average 89 percent leased with an average effective rental rate of $13.35. Rental revenues increased to $70,742,000 during the nine month period ended September 30, 1994, compared to $33,164,000 during the same period last year, primarily for the same reason mentioned above.

During the three and nine month periods ended September 30, 1994, the Company earned $1,368,000 and $3,612,000 of management fees from TKPL and third party management contracts. The Company had no management fees for the same periods in 1993, as it assumed the management contracts from KPI on the date of the Merger.

Property operating expenses include such charges as utilities, taxes, janitorial, and maintenance. The amounts of property operating expenses, management costs incurred during 1994, and management fees incurred during 1993 and their percentages of rental revenues for the applicable periods are as follows:
                                                             % of Rental
            Period                            Amount           Revenues
            ------                            ------         -----------
    [S]                                     [C]                  [C]
    September 30, 1994 - Quarter            $10,828,000          45.5%
    September 30, 1993 - Quarter            $ 5,680,000          50.7%
    September 30, 1994 - Nine Months        $30,042,000          42.5%
    September 30, 1993 - Nine Months        $15,186,000          45.8%

Property operating expenses in 1994 were larger than 1993 primarily due to the operating expenses on the 93 buildings acquired pursuant to the Merger on December 21, 1993 (totalling approximately $5,282,000 and $14,228,000, respectively, for the three and nine month periods ended September 30, 1994). For the three and nine month periods ended September 30, 1994, the reduction in the percent of operating expenses to rental revenues was due primarily to the fact that the 93 buildings acquired pursuant to the Merger are generally newer and, therefore, had a lower percentage of operating expenses to rental revenues than the 126 buildings which the Company owned prior to the Merger.

Interest expense increased by $3,795,000 and $11,008,000, respectively, during the three and nine month periods ended September 30, 1994, compared to the same periods last year, primarily due to the interest expense on the KPI restructured debt assumed pursuant to the Merger.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 5 to 40 years. Depreciation expense increased $1,722,000 and $4,917,000, respectively, for the three and nine month periods ended September 30, 1994, compared to the same periods last year, due to (i) improvements made to the Company's existing properties during 1993 and 1994 and (ii) the acquisition of 93 buildings during December 1993 pursuant to the Merger. Amortization expense increased $173,000 and $480,000, respectively, for the three and nine month periods ended September 30, 1994, compared to the same periods last year, due to amounts incurred for goodwill related to the Merger during 1993.

General and administrative expenses for the three month periods ended September 30, 1994 and 1993, totalled $850,000 and $460,000, respectively, which is 0.6 percent and 0.5 percent (annualized) of average invested assets. General and administrative expenses for the nine month periods ended September 30, 1994 and 1993, totaled $4,058,000 and $1,413,000, respectively, which is 0.9 percent and
0.5 percent of average invested assets. General and administrative expenses increased primarily due to the increased general and administrative functions performed by the Company following the Merger. Following the Merger, the Company became fully self-advised and self-managed.

During the three and nine month periods ended September 30, 1994, the Company recorded a provision for loss on land held for sale which totalled $150,000 and $996,000, respectively. This provision for loss is based upon signed contracts for the sale of two land parcels (approximately 53 acres), which sales had not closed as of September 30, 1994.

During the three and nine month periods ended September 30, 1994, the Company incurred $1,087,000 and $2,549,000 in direct costs to generate management fees from TKPL and third party management contracts which it assumed from KPI pursuant to the Merger.

During the three and nine month periods ended September 30, 1994, real estate taxes and other costs related to the unimproved land acquired from KPI pursuant to the Merger totalled $125,000 and $551,000, respectively. On October 21, 1994, the Company sold a parcel of unimproved land (approximately 22.7 acres). Through September 30, 1994, the Company had accrued $72,000 for real estate taxes on this land parcel.

Net income totalled $1,432,000 for the quarter ended September 30, 1994, compared to net loss of $26,000 for the corresponding period of 1993. The increase is due to the positive effect on the current quarter of the acquisition of the 93 buildings, during 1993 pursuant to the Merger. Net income increased $1,514,000 during the nine month period ended September 30, 1994, compared to the same period last year. This increase is due to the fact that the positive effect on this period of the acquisition of the 93 buildings, pursuant to the Merger, was partially offset by the provision recorded for the litigation settlement and the provision recorded for the loss on two land parcels held for sale.


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

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in effective rental rates on new and renewed leases and under escalation provisions in existing leases. During the nine months ended September 30, 1994, the Company generated approximately $18.1 million in net cash from operating activities. From December 31, 1993 to September 30, 1994, the Company has increased its balance of cash and cash equivalents by $4,608,000 to $23,174,000.

At September 30, 1994, leases representing approximately 7.4 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1994. This represents 336 leases for space in buildings located in 18 of the 21 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 1994, leases were renewed on approximately 65 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period. For those leases which renewed during the nine months ended September 30, 1994, the average effective rental rate increased from $12.76 to $12.83. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1994 and 1995 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods. The Company expects capital expenditures to be greater in 1994 than in 1993 due to the fact that the Company acquired 93 buildings pursuant to the Merger. The Company's occupancy rate has increased from 88% on December 31, 1993 to 89% on September 30, 1994. During 1994, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. If economic growth was not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings, cash flow from operations could be reduced.

Governmental tenants (including 23 departments or agencies of the State of Florida and 36 departments or agencies of the United States Government) which account for approximately 22 percent of the Company's leased space at September 30, 1994, may be subject to budget reductions in times of recession and governmental austerity; therefore, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

         INVESTING ACTIVITIES - At September 30, 1994, all of the Company's invested assets were in properties. Improvements to the Company's existing properties have been financed through internal operations. During the nine month period ended September 30, 1994, the Company's expenditures for improvements to existing properties increased by $3,585,000 over the corresponding period of the prior year primarily due to the acquisition of 93 buildings pursuant to the Merger on December 21, 1993.

During the nine month period ended September 30, 1994, the Company sold various items of furnishings and equipment which it had acquired pursuant to the Merger for approximately $520,000, net of selling costs.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

         FINANCING ACTIVITIES - The Company has no open lines of credit, but has a cash balance at September 30, 1994 of $23,174,000. During the nine month period ended September 30, 1994, the Company fully repaid 17 mortgages which were collateralized by 17 buildings which contain 357,280 net rentable square feet. At September 30, 1994, the Company had 51 buildings which contain 1,387,130 net rentable square feet which are unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $5.1 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and or preferred stock.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         An action in the U. S. District Court, Middle District of Florida (the "District Court") was filed on October 11, 1990, by Gerald and Althea Best and Jerome Wilem, shareholders of the Company, against the Company, two subsidiaries of KPI (Koger Advisors, Inc. and Koger Management Inc.), Messrs. Allen R. Ransom (a former director of the Company), Ira M. Koger (a former director of the Company), S. D. Stoneburner, and W.F.E. Kienast (a former director of the Company), alleging that various press releases, shareholder reports, and/or securities filings failed to disclose and/or misrepresented the Company's business policies, thereby inflating the market price of the Company's stock, and seeking damages therefore (the "Securities Action"). William L. Coalson, a shareholder of the Company, was subsequently added as an additional plaintiff. On July 21, 1994, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement") relating to the Securities Action, which Settlement is subject to the approval of the District Court. A hearing was held in the District Court on November 3, 1994 and the District Court has the approval of the Settlement under advisement. There were no objections to the Settlement. Under the Settlement, the Company has agreed to pay, in settlement of all claims against all defendants therein, the sum of $800,000 in cash plus 472,131 Warrants (the "Warrants") to purchase 472,131 shares of the Company's common stock. The Warrants are exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at prices ranging from $2.31 to $5.24 per Warrant. Through September 30, 1994, the Company has recorded a provision of $2,000,000 relating to the Settlement of the Securities Action. While there can be no assurance that the District Court will approve the Settlement, the Company believes that the outcome of this litigation will not materially adversely affect its operations or financial position. Under the terms of the Settlement, the Company has maintained its position that the claims in the Securities Action are without merit and, if the Settlement is not approved, the Company will vigorously contest the Securities Action.

         A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace
F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the pendency of the litigation a Special Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, was appointed to conduct an extensive investigation of the facts and circumstances surrounding the Derivative Action. Upon completion of its investigation, it was the conclusion of this committee that the ultimate best interests of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law.
Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and alleged a new cause of action against Stephen D. Lobrano for legal malpractice ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting their investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Second Amended and Supplemental Complaint and Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II against Mr. Lobrano should not be dismissed. The District Court adopted the Report and Recommendations of the United States Magistrate by order entered March 8, 1994. Subsequently, Mr. Lobrano filed his answer denying all of the material allegations of the Second Amended and Supplemental Complaint, and raising affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm (the "Lobrano Defendants") also filed a counter claim against the Company (the "Counter-Claim"), asserting that, in connection with the matters complained of in the Second Amended and Supplemental Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they have suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company moved to dismiss the Counter-Claim, and moved in the United States Bankruptcy Court for the Middle District (the "Bankruptcy Court") of Florida for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of the Counter-Claim against the Company is a violation of the confirmation order in the Chapter 11 Case (the "Confirmation Order"). On July 22, 1994, the Bankruptcy Court entered its order finding that the filing of the Counter-Claim was a violation of the Confirmation Order and in contempt of the Bankruptcy Court. The Counter-Claim was then subsequently dismissed. The Lobrano Defendants then filed an amended counter-claim (the "Amended Counter-Claim") against the Company which asserts, among other things, that the Company, through its officers and directors, improperly shaped and influenced the Special Litigation Committee Report so that it contains inaccurate and false statements about the Lobrano Defendants which have, in turn, caused damage to the Lobrano Defendants. The Company has moved to dismiss the Amended Counter-Claim on various grounds and has renewed its motion that Mr. Lobrano, certain other members of his firm and their lawyers be held in contempt of the Confirmation Order by reason of the filing of the Amended Counter-Claim. A hearing on this renewed motion was held in the Bankruptcy Court on September 14, 1994, and the Bankruptcy Court has this matter under advisement. The Company believes that the allegations of the Amended Counter-Claim are without merit and will contest vigorously the Amended Counter-Claim. The Company does not believe that the outcome of this litigation will materially affect its operations or financial position.

         On March 23, 1993, the Securities and Exchange Commission ("the Commission") entered an Order directing a private investigation with respect to KPI's accounting practices, including the accuracy of financial information included in certain reports filed with the Commission, possible insider trading in KPI's stock, and possible misleading statements concerning the financial condition of KPI and its ability to pay dividends to its shareholders. Prior to March 23, 1993, the Commission had been engaged in a confidential investigation without a formal order. As a result of the Merger of KPI with and into the Company, the Company has assumed responsibility for responding to the requests and subpoenas of the Commission staff in connection with this private investigation. Although the staff of the Commission had subpoenaed KPI documents and the former employees of KPI, who are presently employees of the Company, for testimony, on February 8, 1994, the Commission staff advised the Company, through its counsel, that the scheduled depositions of former KPI employees and the review of documents of KPI had been suspended. The Company has received no communication from the Commission staff since the above notice of suspension. Based on the information currently available to the Company, it is unable to determine whether or not the private investigation will lead to formal legal proceedings or administrative actions or whether or not such legal proceedings or administrative actions will involve the Company.

Item 5.  Other Information

         (a) The following table sets forth, with respect to the Company's centers at September 30, 1994, number of buildings, net rentable square feet, net square feet leased (based upon signed leases), weighted average percent leased, and current average effective rent per net rentable square foot leased.



                                                                    Avg Eff.
                                  Net         Net       Wtg Avg     Rent Per
                     Number    Rentable     Square      Percent       Net
                       of       Square       Feet        Leased    Rentable
    Center         Buildings     Feet       Leased         (1)     Sq Ft (2)
   -------         ---------   --------    --------      ------   ----------
Atlanta Chamblee        22      947,920     856,250         90%      $14.06
Austin                  12      370,860     342,955         92%       13.34
Charlotte Carmel         1      109,600     108,405         99%       15.50
Charlotte East          11      468,820     381,518         81%       12.51
El Paso                 14      251,930     236,068         94%       12.60
Greensboro South        13      610,470     573,517         94%       13.30
Greenville               8      290,560     200,465         69%       13.42
Jacksonville Baymeadows  4      468,000     466,358        100%       14.47
Jacksonville Central    32      677,540     572,128         84%       11.43
Memphis Germantown       3      258,400     235,695         91%       16.23
Miami                    1       96,800      95,630         99%       18.59
Norfolk West             1       59,680      43,396         73%       15.97
Orlando Central         22      565,220     490,395         87%       13.34
Orlando University       2      159,600     129,116         81%       16.12
Raleigh Crossroads       1       77,500      76,815         99%       15.43
San Antonio             26      788,670     646,056         82%       10.75
St. Petersburg          15      519,320     455,408         88%       12.84
Tall. Apal. Pkwy        14      408,500     384,155         94%       15.14
Tall. Cap. Circle        4      300,700     300,700        100%       17.40
Tulsa North              2      103,520      92,514         89%        9.84
Tulsa South             11      372,760     311,999         84%        9.11
                       ---    ---------   ---------         ---      ------
     TOTAL             219    7,906,370   6,999,543         89%      $13.35
                       ===    =========   =========         ===      ======



(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing annual gross rental revenues for a center by the net rentable square feet applicable to such gross rental revenues.

(b) The following schedule sets forth for each of the Company's centers (i) the number of leases which will expire during the remainder of calendar year 1994 and calendar years 1995 through 2002, (ii) the total net rentable area in square feet covered by such leases, (iii) the current annual rental represented by such leases, and (iv) the percentage of gross annual rental for such center contributed by such leases. This information is based on the buildings owned by the Company on September 30, 1994 and on the terms of leases in effect as of September 30, 1994, on the basis of then existing base rentals, and without regard to the exercise of options to renew. This table does not include tenants in possession where leases were in the process of execution but were not delivered to the Company at September 30, 1994.

                                          Leases in Effect September 30, 1994, Expiring During the Calendar Years
                        -----------------------------------------------------------------------------------------------------------

                           1994        1995        1996       1997        1998      1999        2000     2001     2002       OTHER
                           ----        ----        ----       ----        ----      ----        ----     ----     ----       -----
ATLANTA CHAMBLEE
 Number of Leases            24            51          32          27         16        13           2        1        1          5
 Number of Sq. Ft.       17,457       114,460     130,165      86,717    127,735   103,132      32,964   28,285   39,490    175,845
 Annual Rental $        227,074     1,539,567   2,050,413   1,105,115  1,785,869 1,337,136     647,733  289,976  516,547  2,475,646
 % Gross Annual Rent        1.9%         12.9%       17.1%        9.2%      14.9%     11.2%        5.4%     2.4%     4.3%      20.7%

AUSTIN
 Number of Leases            20            63          62          26          6          6
 Number of Sq. Ft.       22,500       122,735     116,810      44,002      9,565     27,343
 Annual Rental $        284,961     1,508,531   1,599,148     620,821    130,263    431,630
 % Gross Annual Rent        6.2%         33.0%       35.0%       13.6%       2.8%      9.4%        0.0%     0.0%     0.0%       0.0%

CHARLOTTE EAST
 Number of Leases            30            74          34          21          9         6           1
 Number of Sq. Ft.       39,667       156,384      74,529      35,975     38,005    28,392       8,566
 Annual Rental $        471,515     2,126,501     928,443     412,237    402,528   311,106     112,896
 % Gross Annual Rent        9.9%         44.6%       19.5%        8.7%       8.4%      6.5%        2.4%     0.0%     0.0%       0.0%

CHARLOTTE CARMEL
 Number of Leases                           2           1           3          6                     1
 Number of Sq. Ft.                      6,530       1,042      60,930     38,849                 1,054
 Annual Rental $                       99,643      18,738     826,328    714,958                21,065
 % Gross Annual Rent        0.0%          5.9%        1.1%       49.2%      42.5%      0.0%        1.3%     0.0%     0.0%       0.0%

EL PASO
 Number of Leases            22            50          56          46         11         2           1        1
 Number of Sq. Ft.       18,250        50,751      67,691      70,221     20,275     2,025       4,806    2,049
 Annual Rental $        206,354       610,052     811,567     907,431    264,027    25,928     101,400   34,732
 % Gross Annual Rent        7.0%         20.6%       27.4%       30.6%       8.9%      0.9%        3.4%     1.2%     0.0%       0.0%

GREENSBORO SOUTH
 Number of Leases            17            84          43          20         10         3           2        1        1
 Number of Sq. Ft.       18,621       114,101      99,679     129,890    144,007     4,078      15,254   17,366   30,521
 Annual Rental $        268,802     1,659,228   1,326,653   1,813,015  1,708,382    60,985     181,935  201,183  380,743
 % Gross Annual Rent        3.5%         21.8%       17.5%       23.9%      22.5%      0.8%        2.4%     2.6%     5.0%       0.0%

GREENVILLE
 Number of Leases            22            71          31          17          8         1                                        2
 Number of Sq. Ft.       24,567        68,536      30,921      45,125     14,287     5,091                                   11,938
 Annual Rental $        321,872       919,741     388,874     638,794    167,233    62,976                                  190,797
 % Gross Annual Rent       12.0%         34.2%       14.5%       23.7%       6.2%      2.3%        0.0%     0.0%     0.0%       7.1%

JACKSONVILLE BAYMEADOWS
 Number of Leases             0            14           4           6          4         4           1
 Number of Sq. Ft.            0       380,621      18,627       8,505     23,681    11,024      23,900
 Annual Rental $              0     5,405,873     318,752     111,811    364,858   165,645     378,160
 % Gross Annual Rent        0.0%         80.1%        4.7%        1.7%       5.4%      2.5%        5.6%     0.0%     0.0%       0.0%

                                         Leases in Effect September 30, 1994, Expiring During the Calendar Years
                      -------------------------------------------------------------------------------------------------------------

                         1994       1995        1996       1997       1998      1999        2000     2001     2002       OTHER
                         ----       ----        ----       ----       ----      ----        ----     ----     ----       -----
JACKSONVILLE CENTRAL
 Number of Leases            31         85          53         45         33        14           2                            4
 Number of Sq. Ft.       21,472    141,713     135,657     78,833     97,705    70,519       2,912                       23,317
 Annual Rental $        272,968  1,746,886   1,270,980    916,047  1,133,090   729,637      35,916                      289,134
 % Gross Annual Rent        4.3%      27.3%       19.9%      14.3%      17.7%     11.4%        0.6%     0.0%     0.0%       4.5%

MEMPHIS GERMANTOWN
 Number of Leases             8         10          16         16          5         2           1
 Number of Sq. Ft.       66,295     14,991      75,552     57,374     16,597     5,416      42,213
 Annual Rental $      1,180,684    250,824   1,255,215    987,346    244,273    81.100     436,368
 % Gross Annual Rent       26.6%       5.7%       28.3%      22.3%       5.5%      1.8%        9.8%     0.0%     0.0%       0.0%

MIAMI
 Number of Leases             2         10           5          1                    1
 Number of Sq. Ft.       21,799     53,874      11,391        820                7,746
 Annual Rental $        368,469  1,029,390     219,154     15,375              145,380
 % Gross Annual Rent       20.7%      57.9%       12.3%       0.9%       0.0%      8.2%        0.0%     0.0%     0.0%       0.0%

NORFOLK WEST
 Number of Leases             2          4           3                     2         4                    1                   1
 Number of Sq. Ft.        7,315     11,492       5,183                 4,822     6,540                3,014               5,030
 Annual Rental $        127,988    216,563      75,224                70,868    90,907               39,182              72,185
 % Gross Annual Rent       18.4%      31.3%       10.9%       0.0%      10.2%     13.1%        0.0%     5.7%     0.0%      10.4%

ORLANDO CENTRAL
 Number of Leases            35         53          43         33         13         3           1                            1
 Number of Sq. Ft.       67,157     86,992     125,396    122,768     60,109     8,314      12,606                        7,053
 Annual Rental $        873,108  1,209,570   1,699,510  1,603,956    775,090   102,242     170,522                       92,535
 % Gross Annual Rent       13.4%      18.5%       26.0%      24.6%      11.9%      1.6%        2.6%     0.0%     0.0%       1.4%

ORLANDO UNIVERSITY
 Number of Leases             3          9          11         11          2         4                                        1
 Number of Sq. Ft.        3,722     30,798      16,794     30,753      7,834    36,044                                    3,171
 Annual Rental $         64,205    536,327     272,721    448,836    140,596   554,548                                   60,439
 % Gross Annual Rent        3.1%      25.8%       13.1%      21.6%       6.8%     26.7%        0.0%     0.0%     0.0%       2.9%

RALEIGH CROSSROADS
 Number of Leases             2          2           2                                           1
 Number of Sq. Ft.        2,079      2,690      43,794                                      28,252
 Annual Rental $         33,397     42,203     671,997                                     437,681
 % Gross Annual Rent        2.8%       3.6%       56.7%       0.0%       0.0%      0.0%       36.9%     0.0%     0.0%       0.0%

SAN ANTONIO
 Number of Leases            45        112          61         42         21        16           1                            3
 Number of Sq. Ft.       90,688    152,603     101,410     73,410    139,353    67,175       2,616                       18,801
 Annual Rental $        962,669  1,680,690   1,022,806    780,172  1,443,259   772,070      27,715                      213,526
 % Gross Annual Rent       13.9%      24.4%       14.8%      11.3%      20.9%     11.2%        0.4%     0.0%     0.0%       3.1%

ST. PETERSBURG
 Number of Leases            19         64          34         27         16        11           2        1                   2
 Number of Sq. Ft.       53,461     92,400      39,931    114,092     56,064    45,025      17,370    9,695              27,370
 Annual Rental $        726,809  1,329,669     507,297  1,103,728    750,429   584,887     200,870  160,517             348,557
 % Gross Annual Rent       12.7%      23.3%        8.9%      19.3%      13.1%     10.3%        3.5%     2.8%     0.0%       6.1%

TALLAHASSEE APALACHEE
PKWY
 Number of Leases            14         45          12         10          8         3                             1
 Number of Sq. Ft.       12,816    190,781      30,692     73,076     59,539    14,905                         2,346
 Annual Rental $        181,493  2,942,582     421,357  1,158,983    871,516   212,513                        31,593
 % Gross Annual Rent        3.1%      50.6%        7.2%      19.9%      15.0%      3.7%        0.0%     0.0%     0.5%       0.0%

                                           Leases in Effect September 30, 1994, Expiring During the Calendar Years
                        -----------------------------------------------------------------------------------------------------------

                           1994       1995        1996       1997       1998      1999        2000     2001     2002       OTHER
                           ----       ----        ----       ----       ----      ----        ----     ----     ----       -----
TALLAHASSEE CAPITAL
CIRCLE
 Number of Leases                          8                       2
 Number of Sq. Ft.                   219,700                  81,000
 Annual Rental $                   3,761,533               1,471,208
 % Gross Annual Rent         0.0%       71.9%        0.0%       28.1%        0.0%       0.0%       0.0%     0.0%     0.0%       0.0%

TULSA NORTH
 Number of Leases              5           8           8           3           4          1
 Number of Sq. Ft.        11,985      11,847      45,885       4,724      16,659      1,414
 Annual Rental $          95,190     111,054     453,060      43,589     193,940     13,433
 % Gross Annual Rent        10.5%       12.2%       49.7%        4.8%       21.3%       1.5%       0.0%     0.0%     0.0%       0.0%

TULSA SOUTH
 Number of Leases             35          77          31          15           1          1
 Number of Sq. Ft.        24,544     116,229     117,648      24,884       6,051     22,643
 Annual Rental $         227,068   1,036,548   1,062,618     236,623      51,536    229,165
 % Gross Annual Rent         8.0%       36.4%       37.4%        8.3%        1.8%       8.1%       0.0%     0.0%     0.0%       0.0%

TOTAL OFFICE
BUILDINGS
 Number of Leases            336         896         542         371         175         95         16        5        3         19
 Number of Sq. Ft.       524,395   2,140,228   1,288,797   1,143,099     881,137    466,826    192,513   60,409   72,357    272,525
 Annual Rental $       6,894,626  29,762,975  16,374,527  15,201,415  11,212,715  5,911,288  2,752,261  725,590  928,883  3,743,499
 % Gross Annual Rent         7.4%       31.8%       17.5%       16.3%       12.0%       6.3%       2.9%     0.8%     1.0%       4.0%

Item 6.  Exhibits and Reports on Form 8-K

           (a)     Exhibits

                   Exhibit
                   Number                       Description
                   ------                       -----------
                   27                           Financial Data Schedule (for the SEC use only).





           (b)     Reports on Form 8-K

                   On August 19, 1994, the Company filed a Form 8-K reporting under Item 5, Other Events, that the Company and TCW Special Credits had signed a letter agreement and providing under
                   Item 7, Financial Statements and Exhibits, a copy of the letter agreement between Koger Equity, Inc. and TCW Special Credits, a California General Partnership, dated August 5, 1994.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 KOGER EQUITY, INC.
                                                 Registrant





                                                 [VICTOR A. HUGHES]
                                                 ------------------------------
                                                 VICTOR A. HUGHES
                                                 SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

Dated: November 10, 1994


                                                 [JAMES L. STEPHENS]
                                                 -----------------------------
                                                 JAMES L. STEPHENS
                                                 TREASURER AND
                                                 CHIEF ACCOUNTING OFFICER