Form 10-K
KOGER EQUITY INC
filed 1995-03-24
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1994 OR

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
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                             Title of Class
                                  NONE


Indicate by check mark whether the registrant:  (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.     Yes       X        No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   X

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1995, was approximately $128,572,000.

The number of shares of registrant's Common Stock outstanding on March 1, 1995, was 17,734,072.

                   Documents Incorporated by Reference
The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the Annual Meeting of Shareholders to be held on May 16, 1995, is incorporated by reference in Part III of this report.

TABLE OF CONTENTS

ITEM NO.                   DESCRIPTION                   PAGE NO.

PART I
  1.    BUSINESS . . . . . . . . . . . . . . . . . . . .     1
  2.    PROPERTIES . . . . . . . . . . . . . . . . . . .     4
  3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . .    11
  4.    SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . .    13

PART II
  5.    MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS . . . . . . . .   14

  6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . .   15

  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS . . . . . . . . . . . . . . . . .   16

  8.    FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA. . . . . . . . . . . . . . .   27

  9.    CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE. . . . . . . . . . . . . .   54

PART III
  10.   DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT . . . . . . . . . . . . . . .   54

  11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . .   55

  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT . . . . . . . . . . . . .   55

  13.   CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS. . . . . . . . . . . . . .   56

PART IV
  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K . . . . . . . . . . . .   57

        SIGNATURES . . . . . . . . . . . . . . . . . . .   64

                                 PART I

Item 1.   BUSINESS

General

     Koger Equity, Inc. is currently engaged in owning and managing commercial office buildings for the production of income (Koger Equity, Inc. and its two wholly owned subsidiaries is hereafter referred to as the "Company"). As of December 31, 1994, the Company owned 219 commercial properties located in 16 metropolitan areas throughout the southeastern and southwestern United States.
A total of 126 buildings were acquired from Koger Properties, Inc. ("KPI") or its subsidiaries through 1990. As the result of the merger of KPI with and into the Company (the "Merger") on December 21, 1993, the Company acquired an additional 93 buildings. In addition, the Company provides property management services for third parties, including the 20 office buildings owned by Centoff Realty Company, Inc., a subsidiary of Morgan Guaranty Trust Company of New York, and 92 office buildings owned by The Koger Partnership, Ltd. ("TKPL"). The Company provides these services in conjunction with its wholly owned subsidiaries, Southeast Properties Holding Corporation, Inc. ("Southeast") and Koger Real Estate Services, Inc. ("KRES"). Since the Merger, the Company has been totally self-administered and self-managed.

     The Company operates in a manner so as to qualify as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the Code and a "REIT", respectively). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. Accordingly, the Company distributes at least 95 percent of its annual REIT taxable income, as defined under the Code, to its
shareholders.   To qualify as a REIT, a corporation must meet five
substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources;
(c) less than 30 percent of its gross income must be derived from the sale or other disposition of certain items, including certain real property held for less than four years; (d) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets are adequately diversified; and (e) each year, it must distribute at least 95 percent of its REIT taxable income. Management fee revenue does not qualify as passive income for purposes of determining whether the Company has met the REIT requirement that at least 95 percent of the Company's gross income be derived from passive sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation.

     No single tenant occupies 10 percent or more of the net rentable area of the Company's buildings or contributes 10 percent or more of the Company's rental revenues except for a major governmental tenant (the State of Florida, when all of its departments and agencies which lease space in the Company's buildings are combined) which accounts for an aggregate of 11.5 percent of the Company's total net rentable square feet leased and 13.8 percent of the Company's total annualized rental revenues at December 31, 1994. Some of the Company's principal tenants are the State of Florida, the United States Government, Blue Cross and Blue Shield of Florida, Lumbermans Mutual Casualty Company, Aetna Life Insurance Company, the State of Texas, Travelers Insurance Company, USAA Federal Savings Bank, General Motors Acceptance Corporation and BellSouth Communications, Inc. Governmental tenants (including the State of Florida and the United States Government), which account for 22.7 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, with the current economic conditions related to the rental of office space, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

Merger of KPI and the Company; Resolution of KPI Chapter 11 Case

     On September 25, 1991, KPI filed a petition (the KPI Chapter 11 Case ) under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court"). The Company was the single largest creditor of KPI in the KPI Chapter 11 Case (indebtedness to the Company of approximately $116 million). On April 30, 1993, the Company and KPI jointly proposed a plan of reorganization of KPI (the "KPI Plan") which provided for the Merger in exchange for the issuance of shares of the Company's common stock (the "Shares") to certain creditors of KPI and the issuance of warrants to purchase Shares (the "Warrants") to shareholders of KPI and holders of certain securities law claims against KPI and the settlement of the Company's claim against KPI. On August 11, 1993, the shareholders of the Company approved the Merger and the issuance of the Shares and Warrants pursuant thereto.

     On December 8, 1993, the KPI Plan was confirmed by the Bankruptcy Court and the Merger became effective on December 21, 1993. Pursuant to the Merger, 6,158,977 Shares, or approximately 35 percent of the Shares outstanding after the Merger, and Warrants to purchase an aggregate of 644,000 Shares (3.5 percent of then currently outstanding shares on a fully diluted basis) were issued under the KPI Plan and Merger. The Warrants are to be exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at the option of the Company at prices currently ranging from $2.41 to $5.24 per Warrant.

     With the Merger, the Company succeeded to substantially all of the assets of KPI, free and clear of all liens, claims and encumbrances, except (i) encumbrances relating to certain secured indebtedness of KPI (aggregating $182.6 million) which was restructured under the KPI Plan and (ii) an option and right of first refusal held by TKPL on certain developed buildings and parcels of undeveloped land, which are located in TKPL office centers. KPI assets acquired by the Company in the Merger included
93 buildings containing 3,848,130 net rentable square feet together with approximately 295 acres of unimproved land suitable for development, and 1,781,419 Shares held by KPI. As a result of the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger. In addition, KPI transferred all of its debt and equity interests in TKPL to Southeast, which became the managing general partner of TKPL.

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

Investment Policies

     The Company is not currently engaged in the acquisition of additional properties and does not contemplate acquiring any material additional properties for the foreseeable future. The investment policies of the Company may be changed by the Company's directors at any time without notice to or a vote of security holders. The Company has no current policy which limits the percentage of its assets which may be invested in any one type of investment or the geographic areas in which the Company may acquire properties. The Company, however, intends to continue to operate so as to qualify for tax treatment as a REIT. Although it has no current plans to do so, the Company may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. It also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities, although the Company does not intend to become an investment company regulated under the Investment Company Act of 1940.
     For the year ended December 31, 1994, all of the Company's rental revenues were derived from the buildings purchased from KPI or buildings acquired pursuant to the Merger. All of the Company's 1994 interest revenues were derived from temporary cash investments.

Employees

     In connection with its current real estate operations and property management agreements, the Company has a combined financial, administrative, leasing, and center maintenance staff of 249 employees. A resident general manager is responsible for the leasing and operations of all buildings in a center or city. The Company has approximately 101 employees who perform maintenance activities.

Item 2.   PROPERTIES

General

     At December 31, 1994, the Company owned 219 office buildings located in 21 Koger Centers in the 16 metropolitan areas of Jacksonville, Miami, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte, Greensboro and Raleigh, North Carolina; Tulsa, Oklahoma; Greenville, South Carolina; Memphis, Tennessee; Austin, El Paso, and San Antonio, Texas; and Norfolk, Virginia. These centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

     Leases on these properties vary between net leases (where the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (where the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. At December 31, 1994, the Company's buildings were on average 90 percent leased and the average annual rent per net rentable square foot leased was $13.35. The buildings are occupied by numerous tenants, many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

     New leases and renewals of existing leases are negotiated at the current market rate at date of execution. The Company endeavors to require escalation provisions in all of its gross leases. As of December 31, 1994, approximately 35 percent of the annualized gross rental revenues was derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increase); approximately 59 percent of such revenues was derived from leases containing escalation provisions based upon real estate tax and operating expense increases; and approximately 6 percent of such revenues was derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

     The Company owns approximately 272 acres of unimproved land (269 acres of which are suitable for development) located in the metropolitan areas of Birmingham, Alabama; Jacksonville, Miami, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte, Greensboro, and Raleigh, North Carolina; Tulsa, Oklahoma; Columbia and Greenville, South Carolina; Memphis, Tennessee; Austin and San Antonio, Texas; and Norfolk and Richmond, Virginia. Each of these land parcels has been partially or wholly developed with streets and/or utilities.

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

Property Location and Other Information

     The following table sets forth information relating to the properties owned by the Company as of December 31, 1994.


                                      Average                  Land
                           Number      Age of        Net      Improved    Unimproved
                             of      Buildings    Rentable   with Bldgs.     Land
Center                   Buildings  (in Years)(1)  Sq. Ft.   (In Acres)   (In Acres)
Atlanta Chamblee             22        14          947,920    76.2           2.5
Atlanta Gwinnett                                                            31.0
Austin                       12        14          370,860    29.6           1.8
Birmingham                                                                  30.0
Charlotte Carmel              1         3          109,600     7.6          27.0
Charlotte East               11        14          468,820    39.9           3.9
Columbia Spring Valley                                                       1.0
El Paso                      14        22          251,930    19.6
Greensboro South             13        12          610,470    46.0
Greensboro Wendover                                                         18.5
Greenville                    8        12          290,560    24.7           4.5
Jacksonville Baymeadows       4         4          467,860    34.6          13.3
Jacksonville Central         32        22          677,680    48.4           0.4
Memphis Germantown            3         6          258,400    18.4          16.2
Miami                         1         4           96,800     5.6           8.1
Norfolk West                  1         8           59,680     4.0          16.0
Orlando Central              22        23          565,220    46.0
Orlando University            2         6          159,600    11.6          15.5
Raleigh Crossroads            1         7           77,500     9.1          28.0
Richmond South                                                              23.0
San Antonio                  26        17          788,670    63.5          11.0
St. Petersburg               15        14          519,320    64.4           7.2
Tallahassee Apalachee Pkwy   14        18          408,500    33.7
Tallahassee Capital Circle    4         5          300,700    23.3
Tulsa North                   2        13          103,520     9.1          13.4
Tulsa South                  11        16          372,760    26.9
    Totals                  219                  7,906,370   642.2         272.3

    Average                            14


(1) The age of each building was weighted by the net rentable square feet for the building to determine the weighted average age of the buildings in each center and for the Company.

       Leased Percentage and Average Rental Rates

     The following table sets forth, with respect to the Company's centers at December 31, 1994, the number of buildings, number of leases, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.



                                                  Net                   Average
                             Number    Number  Rentable                  Annual
                               of        of     Square    Percentage    Rent Per
Center                     Buildings   Leases    Feet      Leased (1) Square Foot(2)

Atlanta Chamblee               22        180    947,920     92%           $13.88
Austin                         12        190    370,860     95%            13.65
Charlotte Carmel                1         15    109,600     96%            15.53
Charlotte East                 11        183    468,820     83%            12.52
El Paso                        14        190    251,930     93%            12.61
Greensboro South               13        179    610,470     94%            13.30
Greenville                      8        157    290,560     86%            13.45
Jacksonville Baymeadows         4         34    467,860    100%            14.52
Jacksonville Central           32        277    677,680     88%            11.30
Memphis Germantown              3         64    258,400     94%            15.61
Miami                           1         19     96,800    100%            18.79
Norfolk West                    1         17     59,680     76%            16.23
Orlando Central                22        189    565,220     88%            13.49
Orlando University              2         46    159,600     86%            16.15
Raleigh Crossroads              1          7     77,500     99%            15.93
San Antonio                    26        307    788,670     78%            10.88
St. Petersburg                 15        182    519,320     89%            12.47
Tallahassee Apalachee Pkwy     14         96    408,500     95%            15.27
Tallahassee Capital Circle      4         10    300,700    100%            17.41
Tulsa North                     2         28    103,520     86%            10.32
Tulsa South                    11        162    372,760     82%             9.20

    Total                     219      2,532  7,906,370

Weighted Average                                            90%           $13.35


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.


(2) Rental rates are computed by dividing total annualized rents for a center by the net rentable square feet applicable to such total annualized rents.

Lease Expirations on the Company's Properties

     The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire in calendar years 1995 through 2003, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet leased represented by such leases,
(iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and (iv) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on December 31, 1994 and on the terms of leases in effect as of December 31, 1994, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 61 percent and 74 percent of the Company s net rentable square feet which were scheduled to expire during 1994 and 1993, respectively.



                                Percentage of        Average                        Percentage of
                                 Total Square      Annual Rent                       of Total
       Number of   Number of     Feet Leased       per Square      Total Annual     Annual Rents
         Leases   Square Feet   Represented by     Foot Under       Rents Under     Represented by
Period  Expiring   Expiring     Expiring Leases  Expiring Leases  Expiring Leases  Expiring Leases

1995     1,164   2,388,497          33.6%           $13.77          $32,888,236         34.7%
1996       545   1,256,904          17.7%            12.99           16,324,452         17.2%
1997       460   1,280,995          18.0%            13.43           17,207,255         18.1%
1998       194     933,803          13.1%            12.84           11,991,435         12.6%
1999       113     597,665           8.4%            12.78            7,635,627          8.0%
2000        30     247,067           3.5%            14.55            3,593,946          3.8%
2001         5      60,409           0.8%            12.09              730,132          0.8%
2002         3      72,357           1.0%            12.84              928,883          1.0%
2003        11      76,301           1.1%            13.74            1,048,031          1.1%
OTHER        7     195,877           2.8%            12.95            2,536,244          2.7%

   TOTAL 2,532   7,109,875         100.0%           $13.35          $94,884,241        100.0%



Building Improvements, Tenant Improvements and Deferred Tenant
Costs on the Company's Properties

   The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 1994. The information set forth below is not necessarily indicative of future expenditures for these items.


       Number      Building Improvements     Tenant Improvements   Deferred TenantCosts
      of Office               Per Net Sq.              Per Net Sq.           Per Net Sq.
Year  Buildings    Total       Ft. Owned     Total      Ft. Owned    Total    Ft. Owned

1992     126       $  525,000      $0.13     $2,449,000     $0.60  $  297,000    $0.07
1993(1)  126        1,680,000       0.41      4,534,000      1.12     598,000     0.15
1994     219        3,749,000       0.47      7,334,000      0.93   1,112,000     0.14



(1) Excludes the 93 buildings acquired on December 21, 1993 pursuant to the Merger.

Fixed Rate Indebtedness on the Company's Properties

     The following table shows indebtedness (dollars in thousands) encumbering each of the Company's properties which have fixed interest rates as of December 31, 1994.

                                                        Weighted
                                     Mortgage            Average
                                       Loan             Interest
      Center                         Balance              Rate
Atlanta Chamblee                  $    33,877             8.12%
Atlanta Gwinnett                           79             8.50%
Austin                                  2,638             9.42%
Birmingham                                 32             8.50%
Charlotte Carmel                        9,229             6.65%
Charlotte East                         14,761             8.18%
El Paso                                 1,141             9.00%
Greensboro South                       22,835             8.72%
Greenville                              7,167             6.40%
Jacksonville Baymeadows                35,703             6.67%
Jacksonville Central                   13,222             6.74%
Memphis Germantown                     13,389             8.56%
Miami                                   8,052             6.68%
Norfolk West                            4,127            10.00%
Orlando Central                        18,337             8.14%
Orlando University                      9,760             6.57%
Raleigh Crossroads                      4,981             9.98%
San Antonio                             6,344             7.95%
St. Petersburg                         20,500             7.83%
Tallahassee Apalachee Pkwy             14,731             6.56%
Tallahassee Capital Circle             21,085             8.03%
Tulsa North                                 9             8.50%
Tulsa South                             4,466             9.95%
     Total                          $ 266,465             8.07%

     For additional information concerning certain interest rate reset provisions and reset dates for these loans see Note 5, "Mortgages and Loans Payable" of the Notes to Consolidated
Financial Statements.

Indebtedness with Variable Interest Rates

     In addition to the above mortgage indebtedness, at December 31, 1994, the Company had $58,352,000 of loans outstanding with variable interest rates which are collateralized by mortgages on certain operating properties. These loans bear interest at rates based upon such institutions' prime rates. Information with respect to these loans is as follows (dollars in thousands):



                                                   Approximate    Approximate
             Balance    Weighted Avg.  Maximum       Average      Wtg Avg Int
 Year Ended   at End     Int Rate at   Amount         Amount       Rate During
December 31 of Period  End of Period Outstanding    Outstanding  the Period(1)

 1994       $58,352         9.1%       $59,028        $58,718         7.9%
 1993        58,861         6.6%        98,262         95,110         6.2%
 1992        98,262         6.0%        99,379         98,918         6.2%



(1) The approximate weighted average interest rates during the periods were computed by dividing the interest costs for the year by the average balance outstanding during the year.

     As of December 31, 1994, $26,950,000 of this indebtedness represents a bank loan which bears interest at prime plus 1/2 percent and matures on December 21, 1998, with an optional two year extension. Monthly payments include interest and fixed payments of principal which increase annually. This loan is collateralized by properties with a carrying value of approximately $50,069,000 at December 31, 1994.

     As of December 31, 1994, $10,278,000 of this indebtedness represents Junior Bank Mortgage Debt which was assumed from KPI pursuant to the Merger. This Junior Bank Mortgage Debt matures in December, 2000 and accrues interest at the prime rate of the respective lender. Accrued interest on this debt must be paid no later than December, 1998 and monthly interest payments are required beginning in January, 1999. The accrued interest on this debt is forgiven if the debt is paid in full prior to December, 1996. The Junior Bank Mortgage Debt is secured by properties that also serve as collateral for certain fixed rate Senior Bank Mortgage Debt assumed from KPI pursuant to the Merger.

     As of December 31, 1994, $21,124,000 of this indebtedness represents the outstanding balance of other mortgage debt assumed from KPI pursuant to the Merger. This debt bears interest at the respective institution's prime rate plus one percent with a minimum rate of 6.62 percent and a maximum rate of 10 percent. Interest only payments are due on a monthly basis and these loans mature in June, 2001. These loans are collateralized by properties with a carrying value of approximately $24,738,000 at December 31, 1994.

Management Agreement

     Prior to the Merger, Koger Management, Inc. ("KMI"), a subsidiary of KPI, was responsible for the leasing, operation, maintenance and management of each of the Company's properties. The management fee was five percent of the gross rental receipts collected on the property managed for the Company by KMI. For the years ended December 31, 1993 and 1992, the Company incurred management fee expense to KMI of $2,184,000 and $2,314,000, respectively. With the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger.

Item 3.   LEGAL PROCEEDINGS

     An action in the U. S. District Court, Middle District of Florida (the "District Court") was filed on October 11, 1990, by Gerald and Althea Best and Jerome Wilem, shareholders of the Company, against KPI, the Company, two subsidiaries of KPI (Koger Advisors, Inc. and KMI), Messrs. Allen R. Ransom (a former director of the Company), Ira M. Koger (a former director of the Company), S. D. Stoneburner, and W.F.E. Kienast (a former director
of the Company), (the "Securities Action").   The Securities Action
was settled effective December 31, 1994 (the  Settlement ).   Under
the Settlement, the Company paid, in settlement of all claims against all defendants therein, the sum of $800,000 in cash plus 472,131 Warrants (the "Warrants") to purchase 472,131 shares of the Company's common stock. Having the same terms as the Warrants issued to the KPI shareholders in the Merger, the Warrants are exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at the option of the Company at prices currently ranging from $2.41 to $5.24 per Warrant. The Company has recorded a provision of $1,685,000 relating to the Settlement of the Securities Action.

     A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace F. E. Kienast,
S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the pendency of the litigation a Special Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, was appointed to conduct an extensive investigation of the facts and circumstances surrounding the Derivative Action. Upon completion of its investigation, it was the conclusion of this committee that the ultimate best interest of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and realleged the cause of action against Stephen D. Lobrano for legal malpractice ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting their investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3)
Count II against Mr. Lobrano should not be dismissed.   The
District Court adopted the Report and Recommendations of the United States Magistrate by order entered March 8, 1994. Subsequently, Mr. Lobrano filed his answer denying all of the material allegations of the Second Amended and Supplemental Complaint, and raised affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm (the "Lobrano Defendants") also filed a counter claim against the Company (the "Counter-Claim"), asserting that, in connection with the matters complained of in the Second Amended and Supplemental Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they had suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company moved to dismiss the Counter-Claim, and moved in the Bankruptcy Court for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of the Counter-Claim against the Company is a violation of the confirmation order in the Chapter 11 Case (the "Confirmation Order"). On July 22, 1994, the Bankruptcy Court entered its order finding that the filing of the Counter-Claim was a violation of the Confirmation Order and in contempt of the Bankruptcy Court. The Counter-Claim was then subsequently dismissed. The Lobrano Defendants then filed an amended counter-claim (the "Amended Counter-Claim") against the Company asserting, among other things, that the Company, through its officers and directors, improperly shaped and influenced the Special Litigation Committee Report so that it contains inaccurate and false statements about the Lobrano Defendants which have, in turn, caused damage to the Lobrano Defendants. The Company moved to dismiss the Amended Counter-Claim on various grounds and renewed its motion that Mr. Lobrano, certain other members of his firm and their lawyers be held in contempt of the Confirmation Order by reason of
the filing of  the Amended Counter-Claim.   On January 26, 1995,
the Bankruptcy Court held that the filing of the Amended Counter-Claim violated the Confirmation Order, ordered that the Amended Counter-Claim be dismissed with prejudice on or before February 10, 1995, and imposed a fine of $500 per day on the Lobrano Defendants and their attorneys for each day thereafter that the Amended
Counter-Claim remained pending.   On February 2, 1995, the Amended
Counter-Claim was dismissed with prejudice. The Company and the other parties to the Deriviative Action and related cross-claims and counterclaims have agreed on a settlement of all claims, subject to the preparation of mutually satisfactory documentation
and the approval of the District Court.   The Company does not
believe that the outcome of this litigation will materially affect its operations or financial position.

     On March 23, 1993, the Securities and Exchange Commission ("the Commission") entered an Order directing a private investigation with respect to KPI's accounting practices, including the accuracy of financial information included in certain reports filed by KPI with the Commission, possible insider trading in KPI's stock, and possible misleading statements concerning the financial condition of KPI and its ability to pay dividends to its shareholders. Prior to March 23, 1993, the Commission had been engaged in a confidential investigation without a formal order. As a result of the Merger, the Company assumed responsibility for responding to the requests and subpoenas of the Commission staff in connection with this private investigation. Although the staff of the Commission had subpoenaed KPI documents and former employees of KPI, who are presently employees of the Company, for testimony, on February 8, 1994, the Commission staff advised the Company, through its counsel, that the scheduled depositions of former KPI employees and the review of documents of KPI had been suspended. The Company has received no communication from the Commission staff since the above notice of suspension. Based on the information currently available to the Company, it is unable to determine whether or not the private investigation will lead to formal legal proceedings or administrative actions or whether or not such legal proceedings or administrative actions will involve the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

     The Company's common stock is listed on the American Stock
Exchange. The high and low closing sales prices for the periods indicated were:


                                          Years


                     1994                  1993                 1992


Quarter         High      Low        High      Low         High      Low
March 31      $ 8 1/2    $6 1/2     $9 3/8    $4 3/8      $6 1/4    $4 1/8
June 30         9 5/8     6 3/8      8 1/2     7 1/8       5 5/8     4 5/8
September 30   10 1/2     8 1/4      9         7 1/8       5 5/8     4 3/4
December 31     8 7/8     6 7/8      9 1/4     7 3/4       5 1/4     3 1/2

     The Company intends that the dividend payout in the last quarter of each year will generally be adjusted if necessary to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws for qualification as a REIT. The Company declared no dividends during the three years ended December 31, 1994.

     The terms of the Company's secured debt subject the Company to certain dividend limitations which, however, will not restrict the Company from paying the dividends required to maintain its qualification as a REIT. In the event that the Company no longer qualifies as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of the Company's bank lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1995, 1996 and 1997, $11 million unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, $11 million regardless of impact on REIT status.

     On March 1, 1995, there were approximately 1,264 shareholders of record and the closing price of the Company's stock on the American Stock Exchange was $7.25.

Item 6.       SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.



                       (In thousands except per share and property data)
Income Information                               1994     1993*     1992      1991      1990

Rental revenues                              $  94,388 $ 46,108  $ 45,957  $ 45,393   $ 28,882
Interest revenues                                1,062      206       231     7,099     13,840
Total operating revenues                       100,376   46,406    46,188    52,492     42,722
Property operating expenses                     39,499   20,691    19,380    18,541     10,764
Mortgage and loan interest                      25,872   11,471    11,530    13,065      4,860
Depreciation and amortization                   16,728    8,958     8,089     7,484      4,417
Net income (loss)                                4,215    2,452       933    (5,949)    21,204
Earnings (loss) per common share                   .24      .18       .07      (.43)      1.48
Dividends per share                                -        -          -        .77      1.675

Weighted average shares outstanding             17,719   13,352    13,220    13,750     14,309

Balance Sheet Information
Operating properties (before depreciation)   $578,237  $566,770  $311,286  $308,293   $304,690
Undeveloped land                               36,012    40,036         0         0          0
Loans to Koger Properties, Inc.
 foreclosed in-substance                            0         0    94,889    99,484          0
Loans to Koger Properties, Inc.:
 Term loans                                         0         0         0         0     88,025
 Land Mortgage                                      0         0         0         0     28,254
Total assets                                  613,806   615,089   396,841   399,241    417,878
Mortgages and loans payable                   323,765   330,625   155,362   158,805    150,952
Shareholders' equity                          280,601   275,450   235,514   234,581    261,412

Other Information
Funds from operations **                    $  23,884 $  11,410 $  11,004 $  18,235  $  25,621
Income before interest, taxes,
   depreciation and amortization            $  47,042 $  22,881 $  20,552 $  14,600  $  30,481
Number of buildings (at end of period)            219       219       126       126        126
Percentage leased (at end of period)               90%       88%       88%       91%        95%



*      On December 21, 1993,  KPI was merged with and into the Company.
       See Note 3 to Consolidated Financial Statements for additional information with respect to the Merger.
**     The Company believes that Funds from Operations is one measure of the
       performance of an equity REIT.   Funds from Operations should not be
       considered as an alternative to net income as an indication of the Company s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company s needs. Funds from Operations is calculated as follows (in thousands):



                                             1994     1993       1992     1991     1990


  Net income (loss)                      $  4,215 $  2,452    $   933  $(5,949)   $21,204
  Depreciation and amortization            16,728    8,958      8,089    7,484     4,417
  Litigation settlement                     1,902
  Provision for loss on land held for sale    996
  Loss on sale of assets                       43
  Provision for losses on loans to KPI                          1,982   16,700

  Funds from Operations                   $23,884  $11,410    $11,004  $18,235   $25,621


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

     The Company's independent auditors, Deloitte & Touche LLP, have audited the accompanying consolidated financial statements. The objective of their audit, conducted in accordance with generally accepted auditing standards, was to express an opinion on the fairness of presentation, in all material respects, of the Company's consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. They evaluated the Company's internal control structure to the extent considered necessary by them to determine the audit procedures required to support their report on the consolidated financial statements and not to provide assurance on such structure.

     The Company maintains accounting and other control systems which management believes provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company, although there are inherent limitations in any internal control structure, as well as cost versus benefit considerations. The Audit Committee of the Company's Board of Directors, which is composed exclusively of directors who are not officers of the Company, directs matters relating to audit functions, annually appoints the auditors subject to ratification of the Board of Directors, reviews the auditors' independence, reviews the scope and results of the annual audit, and periodically reviews the adequacy of the Company's internal control structure.

RECENT DEVELOPMENTS

     Merger of KPI and the Company; Resolution of KPI Chapter 11 Case. On September 25, 1991, KPI filed a petition under the Bankruptcy Code in the Bankruptcy Court. The Company was the single largest creditor of KPI in the KPI Chapter 11 Case (indebtedness to the Company of approximately $116 million). On April 30, 1993, the Company and KPI jointly proposed the KPI Plan which provided, among other things, for the Merger in exchange for the issuance of the Shares and Warrants and the assumption of the restructured KPI indebtedness.

     On December 8, 1993, the KPI Plan was confirmed by the Bankruptcy Court and the Merger became effective on December 21, 1993. Pursuant to the Merger, 6,158,977 Shares, or approximately 35 percent of the Shares outstanding after the Merger, and Warrants to purchase an aggregate of 644,000 Shares (3.5 percent of then outstanding shares on a fully diluted basis) were issued under the KPI Plan and Merger. The Warrants are to be exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at the option of the Company at prices currently ranging from $2.41 to $5.24 per Warrant.

     With the Merger, the Company succeeded to substantially all of the assets of KPI, free and clear of all liens, claims and encumbrances, except (i) encumbrances relating to certain secured indebtedness of KPI (which totalled $182.6 million) which was restructured under the KPI Plan and (ii) an option and a right of first refusal held by TKPL on certain developed buildings and parcels of undeveloped land, which are located in TKPL office centers. KPI assets acquired by the Company in the Merger included 93 buildings containing 3,848,130 net rentable square feet together with approximately 295 acres of unimproved land suitable for development, and 1,781,419 Shares held by KPI. As a result of the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger. The Company also acquired in connection with the Merger all of the debt and equity interest in TKPL previously owned by KPI. Under the provisions of the TKPL plan of reorganization (the
 TKPL Plan ), recovery of any value to the Company in respect of the foregoing debt and equity interests in TKPL is dependent upon the refinancing of the indebtedness restructured under the TKPL Plan (approximately $147.7 million, excluding accrued interest, as of December 31, 1994) or sales of TKPL assets at prices sufficient to retire this indebtedness. The TKPL Plan sets forth benchmarks for the accomplishment of retirement of certain of this indebtedness within four, five and six years, and requires that all such indebtedness be repaid by June 1, 2000. In the event that refinancing or sale can be accomplished in the period prior to June 1, 1999, certain indebtedness may be retired at a discount. In the event that benchmarks for retirement of indebtedness are not met, the TKPL Plan provides that an alternate general partner will assume responsibilities for operation and management of TKPL, and will initiate procedures to liquidate the assets of TKPL on an expedited basis. There is no assurance that necessary refinancing(s) and/or sale(s) can be achieved or that the alternate general partner will not assume control of TKPL. In view of the foregoing and the likelihood of satisfying such conditions, the Company has determined that its debt and equity interests in TKPL have no recoverable value.

     Debt Assumed Pursuant To The Merger. On December 21, 1993, the Company assumed approximately $182.6 million of restructured debt from KPI in connection with the Merger. Information with respect to such debt is as follows (in thousands):

                                                     BALANCE
                                                     ASSUMED
     KPI RESTRUCTURED DEBT                          12/21/93
     Senior Bank Mortgage Debt                      $ 83,992
     Junior Bank Mortgage Debt                        11,354
     Insurance Company Mortgage Debt                  60,787
     Other Mortgage Debt                              21,168
     Tax Notes                                         5,040
     Mechanics' Liens                                    287
      Total                                         $182,628

   For additional information concerning terms, interest rates, and maturity dates see "Mortgages and Loans Payable" footnote contained in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Rental Revenues. For 1994, rental revenues increased $48,280,000 from the year ended December 31, 1993. This increase resulted primarily from the rental revenues from the 93 buildings acquired pursuant to the Merger (approximately $46,560,000).
Rental revenues increased $151,000 from the year ended December 31, 1992, to the year ended December 31, 1993. This increase resulted primarily from (i) the rental revenues (from December 21, 1993 through December 31, 1993) from the 93 buildings acquired pursuant to the Merger (approximately $1,345,000) and (ii) increases in miscellaneous rental revenues during 1993. These increases to rental revenues were substantially offset by the decrease in rental revenues (approximately $1,311,000) on the 126 buildings which the Company owned the entire year. At December 31, 1994, the Company's buildings were on average 90 percent leased. At December 31, 1993 and 1992, the buildings owned by the Company were on average 88 percent leased.

     Management Fee Revenues.   The Company earned $4,926,000 and
$92,000 of management fees from TKPL and third party management contracts, which it assumed from KPI, during 1994 and 1993,
respectively.   On May 5, 1994, third party management contracts on
two buildings terminated due to a change of ownership for these buildings. Management fee revenue related to the management of these two buildings totalled approximately $106,000 during 1994.


     Interest Revenues. For 1994, interest revenues increased $856,000 from the year ended December 31, 1993. This increase was due to (i) higher interest rates earned on the Company's temporary cash investments and (ii) the higher average balance of cash to invest. Interest revenues declined $25,000 from the year ended December 31, 1992 to the year ended December 31, 1993. This decline in interest revenues was due to (i) lower interest rates earned on the Company's temporary cash investments and (ii) the lower average balance of cash to invest.

     Expenses. Property operating expenses include such charges as utilities, taxes, janitorial, maintenance, property insurance and management cost. During 1994, property operating expenses increased $18,808,000 or 91 percent, compared to 1993, primarily due to the operating expenses on the 93 buildings acquired pursuant to the Merger (approximately $18,722,000). During 1993, property operating expenses and management fees increased $1,311,000 or 6.8 percent, compared to 1992, primarily due to (i) the operating expenses (from December 21, 1993 through December 31, 1993) on the 93 buildings acquired pursuant to the Merger (approximately $546,000) and (ii) increases in real estate taxes, utilities and maintenance costs on the 126 buildings owned by the Company for the entire year. For 1994, property operating expenses as a percent of rental revenues were 41.8 percent. For 1993 and 1992, property operating expenses as a percent of rental revenues were 44.9 percent and 42.2 percent, respectively. In 1994, the decrease in the percent of operating expenses to rental revenues was primarily due to the fact that the 93 buildings acquired pursuant to the Merger are generally newer and, therefore, had a lower percentage of operating expenses to rental revenues than the 126 buildings
which the Company owned prior to the Merger.   In 1993, the
increase in the percent of operating expenses and management fees to rental revenues was primarily due to decreases in rental revenues and increases in real estate taxes, utilities and maintenance costs on the 126 buildings owned by the Company for the entire year.

     Interest expenses increased by $14,401,000 during 1994 compared to 1993 primarily due to the interest expense on the KPI restructured debt assumed pursuant to the Merger. Total interest expense decreased by $59,000 during 1993 primarily because the average outstanding balance of the Company's loans and mortgages payable declined. This more than offset the interest expense on the KPI restructured debt assumed pursuant to the Merger from
December 21, 1993 to the end of the year.   During 1994, 1993, and
1992, the weighted average interest rate on the Company's variable rate loans was 7.9 percent, 6.2 percent, and 6.2 percent, respectively. The average amount of these loans outstanding for the Company during 1994, 1993, and 1992 was $58,718,000,
$95,110,000, and $98,918,000 respectively.

     Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 4 to 40 years. For 1994, depreciation expense increased $6,993,000 or 83 percent compared to the prior year due to (i) the acquisition of 93 buildings pursuant to the Merger and
(ii) improvements made to the properties owned by the Company during 1994 and 1993. For 1993, depreciation expense increased $731,000 or 9.5 percent compared to the prior year due to improvements made to the Company's existing properties during 1993 and 1992.

     For 1994, amortization expenses increased $777,000 compared to the prior year due to amounts incurred for deferred tenant costs and due to having a full year of amortization of cost in excess of the fair value of assets acquired in the Merger. For 1993, amortization expense increased $138,000 compared to the prior year due to amounts incurred for loan financing costs, deferred tenant costs, and cost in excess of the fair value of assets acquired in the Merger during the year.

     General and administrative expenses were 1.0 percent, 0.6 percent, and 1.0 percent of average annualized invested assets for 1994, 1993, and 1992, respectively. For 1994, general and administrative expenses increased $3,955,000 compared to the prior year primarily due to the increased general and administrative functions performed by the Company following the Merger. For 1993, general and administrative expenses decreased $1,664,000 compared to the prior year primarily due to the reduction of required legal and professional services for dealing with the KPI Chapter 11 Case.

     During 1994, the Company settled a pending class action proceeding (the "Securities Action"). For detail information see
Item 3 "Legal Proceedings" above. The Company recorded a provision of $1,685,000 relating to the settlement of the Securities Action and incurred additional costs related to the settlement which totalled $217,000.

     In 1994, the Company recorded a provision for loss on land held for sale which totalled $996,000. This provision for loss was based upon contracts for the sale of two land parcels (approximately 53 acres). The sale of one of these land parcels (approximately 23 acres) was consummated during 1994, while the contract for the sale of the other land parcel expired.

     During 1994 and 1993, the Company incurred $3,649,000 and
$56,000, respectively, in direct costs to generate management fees from TKPL and third party management contracts which it assumed from KPI pursuant to the Merger.

     During 1994 and 1993, real estate taxes and other costs related to the unimproved land acquired pursuant to the Merger totalled $667,000 and $24,000, respectively. On October 20, 1994, the Company sold a parcel of unimproved land (approximately 23 acres). During 1994, the Company accrued $77,000 for real estate taxes on this land parcel through the date of the sale.

     Operating Results.  Net income totalled $4,215,000,
$2,452,000 and $933,000 for 1994, 1993 and 1992, respectively.  For
1994, net income increased over the prior year primarily due to the positive effect on this period of the acquisition of the 93 buildings, pursuant to the Merger, which was partially offset by the costs related to the litigation settlement and the provision
recorded for the loss on two land parcels held for sale.   For
1993, net income increased over the prior year primarily because reductions in the provision for loan losses and general and administrative expenses were partially offset by increases in property operations expense and depreciation and amortization expense.

     Management periodically reviews its investment in properties for evidence of other than temporary impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 1994, 1993 or 1992.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. The Company's primary internal sources of cash are the collection of rents in respect of buildings owned and income from management fees with respect to properties managed for TKPL, Centoff Realty Company, Inc., and others. As a REIT, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments, and to pay the dividends required, if any, to maintain REIT status through 1995.

     The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation
provisions.   As of December 31, 1994, approximately 94  percent of
the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under said provisions. During the year ended December 31, 1994, the Company generated approximately $20.3 million in net cash from operating activities. From December 31, 1993 to December 31, 1994, the Company has increased its balance of cash and cash equivalents by $4,749,000 to $23,315,000.

     At December 31, 1994, leases representing approximately 34.7 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 1995. This represents 1,164 leases for space in buildings located in all of the 21 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 61 percent and 74 percent of the Company's net rentable square feet which were scheduled to expire during 1994 and 1993, respectively. For those leases which renewed during 1994,
the average rental rate increased from $12.89 to $12.94.   However,
current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant amount of leases which will expire during 1995 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods. The Company's percent leased rate has increased from 88 percent on December 31, 1993 to 90 percent on December 31, 1994. During 1994, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

     Governmental tenants (including the State of Florida and the United States Government) which account for 22.7 percent of the Company's leased space at December 31, 1994, may be subject to budget reductions in times of recession and governmental austerity; therefore, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

     At the beginning of 1994, the Company had management contracts for the management of 115 commercial office properties. On May 5, 1994, third party management contracts on two buildings terminated due to a change of ownership for these buildings. On March 31, 1994, an agreement to manage 20 commercial office buildings was extended to March 31, 1995. In addition, this management agreement was modified to provide that so long as no default had occurred the management agreement would be automatically extended from year to year until such time as the management agreement is terminated.
The Company earned fees of $1,457,000 from this management agreement during 1994. Another agreement to manage one commercial office building has been extended to June 30, 1995. During 1994, the Company earned management fees of $55,000 for the management of this building.

     Investing Activities. At December 31, 1994, all of the Company's invested assets were in properties. Improvements to the Company's existing properties have been financed through internal operations. During 1994, the Company's expenditures for improvements to existing properties increased by $4,660,000 over the prior year primarily due to the acquisition of 93 buildings on
December 21, 1993, pursuant to the Merger.   During 1994, the
Company did not purchase any buildings.

     During 1994, the Company sold various items of furnishings and equipment which it had acquired pursuant to the Merger for approximately $518,000, net of selling costs. The Company expects to complete the sale of furnishings, acquired pursuant to the Merger, during 1995. At December 31, 1994, these furnishings had
a book value of approximately  $90,000.   Also during 1994, the
Company sold a parcel of land (23 acres) for approximately $2,981,000, net of selling costs.

     With the consummation of the Merger, the Company acquired 93 additional buildings generally located in Koger Centers in which the Company previously owned buildings. Management of the Company believes that the Merger will result in advantages to the Company in three significant areas. First, management believes that the Merger represented the most expeditious and advantageous method of resolving the uncertainty about the financial condition of the Company which existed because of the KPI Chapter 11 Case. Second, by achieving common ownership and management of buildings within the Koger Centers where the Company and KPI had both owned buildings, the combined entity is in a position to maximize the values of all assets. Third, as one of the largest publicly-held REIT's, management believes that the combined entity will have access to sources of new debt or equity capital which neither of the Company nor KPI would have had alone, although there can be no assurance additional debt or equity can be raised by the Company on terms acceptable to it.

     While the Company believes that the resolution of the KPI Chapter 11 Case, and consummation of the Merger has provided such advantages, the terms of the restructured indebtedness of KPI assumed by the Company and the modified terms of the Company's existing indebtedness will require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company. The Company's restructured debt contains provisions requiring the Company to use the first $50 million of proceeds from any equity offering to pay down certain debt. To the extent that the equity offering proceeds exceed $50 million, one half of the excess must be used to pay down certain debt with the remainder being available for use at the Company's discretion. In addition, the Company's bank loans contain certain principal prepayment obligations in addition to normal principal repayment. Two of these bank loans require that the Company make additional principal payments totaling $10 million by December, 1998. Another bank loan provides that the Company must reduce the principal balance of this loan, which existed at the date of the Merger, by $5 million (less the amount of scheduled principal payments which are $2,150,000 in the aggregate) by December, 1996. Under such circumstances, it is unlikely that the Company will have financial resources available to complete any significant additional purchases of income-producing properties, even if the Company determined that such purchases were otherwise available.

     Financing Activities. Historically, the Company's primary external sources of cash have been bank borrowings, mortgage financings, and public offerings of equity securities. The proceeds of these financings were used by the Company to acquire additional buildings from KPI.

     The Company has no open lines of credit, but has a cash balance of $23,315,000 at December 31, 1994. The Company had a revolving line of credit with a bank which bore interest at the bank's prime rate and matured on December 31, 1992, at which time the outstanding balance of the loan, which also represented the maximum amount available under this line of credit, was $43,648,000. On January 1, 1993, this loan was converted to a term loan which would have been amortized over 25 years by equal quarterly payments for principal reduction plus interest at the bank's prime rate. The lender had the option to require payment of the outstanding principal at the end of 24 months from the commencement of the term period and at the expiration of each successive 24 month period thereafter.

     In December, 1993, in connection with the Merger and the resolution of the KPI Chapter 11 Case, the Company entered into agreements with its three major bank lenders which provided for revised terms and conditions, including extended maturity dates, interest rates and amortization schedules. With respect to approximately $71.4 million of secured bank indebtedness, the maturity of that indebtedness was extended to December 21, 2000. Through December, 1996, the interest rate is fixed at 6.43 percent per annum for approximately $46.8 million and at 6.386 percent per annum for approximately $24.6 million. During the remaining four years of the term, the interest rate will be set at a rate equal to the sum of (x) the effective interest rate prevailing on December 21, 1996 for U.S. Treasury Obligations having a term to maturity of four years plus (y) 210 basis points, subject to a maximum of 11 percent per annum. Amortization with respect to this indebtedness will be based on equal monthly installments over a twenty-five year amortization period. The Company will be required to make additional principal payments totalling approximately $10 million on December 21, 1998, although the Company's obligation to do so would be reduced to the extent that it had made prepayments in respect of secured indebtedness to such lenders out of equity proceeds during the first three years after the Merger. These lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1995, 1996 and 1997, $11,000,000 unless imposition of the limit would cause loss of REIT status and
(b) in 1998 and 1999, $11,000,000 regardless of impact on REIT status.

     With respect to approximately $27.0 million of bank indebtedness of the Company, the maturity was extended to December 21, 1998 with interest at the prime rate of the specific bank plus one-half percent per annum. On or before December 21, 1996, the Company will be required to repay not less than $5 million of principal of this indebtedness ($675,000 of which had been repaid through December 31, 1994). If the Company meets certain conditions prior to December 21, 1998, the maturity will be extended to seven years. Distributions of equity proceeds to this lender made consistent with the terms of the KPI Plan will be a credit against approximately $8 million of these required principal payments.

     In addition, each of these lenders required affirmative and negative covenants and other agreements which may become burdensome to the Company. In particular, all three bank lenders have required that, commencing on December 21, 1998, the Company maintain a total liabilities to net worth ratio of 1.0 to 1.0, that the Company maintain loan-to-value ratios determined on the basis of periodic appraisals of bank collateral and that, under certain circumstances, additional collateral be provided for indebtedness to such bank. At December 31, 1994, the total liabilities to net worth ratio of the Company was 1.19 to 1.0. In addition, each of these bank lenders have required other covenants generally similar to the provisions set forth in the KPI Plan with respect to the KPI restructured debt. These other covenants include reporting requirements, provisions limiting the amount of annual dividends, limitations regarding additional debt, and general and administrative expense limitations. In addition, the Company is also required to maintain certain financial ratios.

     With the consummation of the Merger, the Company assumed approximately $182.6 million of KPI restructured debt. At December 31, 1994, the outstanding balance of this debt was approximately $178.8 million. For additional information concerning terms, interest rates, and maturity dates see "Mortgages and Loans Payable" footnote in the Notes to Consolidated Financial Statements.

     Based upon interest rates in effect on December 31, 1994 and assuming only scheduled principal payments for 1995, management expects total interest expense for 1995 to increase to approximately $26.2 million. In addition, the high degree of leverage of the Company may result in the impairment of its ability to obtain additional financing, to make acquisitions, and to take advantage of significant business opportunities that may arise, including activities which require significant funding. This high degree of leverage may also increase the vulnerability of the Company to adverse general economic and industry conditions and to increased competitive pressures, especially rental pressures from
less highly leveraged competitors.   During 1994, the Company fully
repaid 17 mortgages which were collateralized by 17 buildings which contain 357,280 net rentable square feet. At December 31, 1994, the Company had 51 buildings which contain 1,387,130 net rentable square feet which were unencumbered. In addition, the Company fully repaid $620,000 of Tax Notes and $287,000 of Mechanic's Liens during 1994.

     Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $5,186,000 over the next twelve months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998.

     In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the longer term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully complete refinancings of its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancings or equity financings will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Moreover, under the terms of the Company's existing secured debt, the Company will be required to utilize the first $50 million of any proceeds from the sale of equity securities, as well as 50 percent of such proceeds in excess of $50 million, to reduce secured indebtedness. The prepayments generally will be made pro rata among the holders of secured indebtedness and will not generally relieve the Company of the obligation to meet maturities on the remaining secured indebtedness. Unfavorable conditions in the financial markets, the high degree of leverage of the Company, restrictive covenants contained in its debt instruments and various other factors may limit the ability of the Company to successfully undertake any such financings and no assurance can be given as to the availability of alternative sources of funds. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and or preferred stock. However, due to existing market conditions, the Company has not been able to go forward with an equity offering on terms which it would consider satisfactory.

     In addition, in the event the Company is unable to generate sufficient funds to meet principal payments in respect of its indebtedness and distribution requirements of 95 percent of annual REIT taxable income to its shareholders, the Company may be unable to qualify as a REIT. In such an event, the Company will incur federal income taxes and perhaps penalties, and may be required to decrease the payment of dividends to its shareholders, and the market price of the Company's Shares may decrease. The Company would also be prohibited from requalifing as a REIT for five years.

IMPACT OF INFLATION

     The Company may experience increases in its expenses as a result of inflation; however, the amount of such increases cannot be accurately determined. The Company attempts to pass on inflationary cost increases through escalation clauses which are included in most leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, property taxes) above expected levels, at a time when it may not be possible to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company will operate. At December 31, 1994, 94 percent of the Company's annualized rentals were subject to leases having annual escalation clauses as described under Item 2 "Properties," above. At December 31, 1993 and 1992, 94 percent of the Company's annualized rentals were subject to leases having annual escalation clauses.

     The interest rate on approximately $58,352,000 of the Company's debt is floating. Interest rates on the Company's remaining debt is subject to reset at various dates through December 21, 2003, based upon then current interest rates for U.S. Treasury obligations. Therefore, the interest rates payable from time to time on this debt will reflect changes in underlying market rates of interest, and thus be subject to the effects of inflation.

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

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES

                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . . . 28

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1994
    and 1993 . . . . . . . . . . . . . . . . . . . . . . . . 29

  Consolidated Statements of Operations for Each
    of the Three Years in the Period Ended
    December 31, 1994. . . . . . . . . . . . . . . . . . . . 30

  Consolidated Statements of Changes in
    Shareholders' Equity for Each of the Three
    Years in the Period Ended December 31, 1994. . . . . . . 31

  Consolidated Statements of Cash Flows for Each
    of the Three Years in the Period Ended
    December 31, 1994. . . . . . . . . . . . . . . . . . . . 32

  Notes to Consolidated Financial Statements for
    Each of the Three Years in the Period Ended
    December 31, 1994. . . . . . . . . . . . . . . . . . . . 33

Financial Statement Schedule:
  Schedule III - Real Estate and Accumulated
    Depreciation as of December 31, 1994 . . . . . . . . . . 51

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the
"Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Jacksonville, Florida
March 10, 1995

                   KOGER EQUITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1994 AND 1993
                     (In Thousands Except Share Data)


                                                                    1994       1993
ASSETS

Real Estate Investments:
 Operating properties:
  Land                                                             $102,161  $102,161
  Buildings                                                         474,879   463,796
 Furniture and equipment                                              1,197       813
 Accumulated depreciation                                           (46,106)  (30,706)
  Operating properties - net                                        532,131   536,064
 Undeveloped land held for investment                                33,054    33,054
 Undeveloped land held for sale, at lower of cost or market value     2,958     6,982
Cash and temporary investments                                       23,315    18,566
Accounts receivable, net of allowance for uncollectible
 rents of $362  and $651                                              4,276     3,030
Management fees and other receivables from TKPL                       1,851       634
Cost in excess of fair value of net assets acquired from KPI,
 net of accumulated amortization of $688 and $23                      9,295    11,623
Other assets                                                          6,926     5,136
  TOTAL ASSETS                                                     $613,806  $615,089

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Mortgages and loans payable                                       $323,765  $330,625
 Accounts payable                                                     2,823     3,815
 Accrued interest                                                     1,047       294
 Accrued real estate taxes payable                                      970     1,201
 Accrued liabilities - other                                          1,268       132
 Advance rents and security deposits                                  3,332     3,572
  Total Liabilities                                                 333,205   339,639

Commitments and Contingencies (Notes 2, 4 and 12)                      -          -

Shareholders' Equity
 Preferred stock, $.01 par value; 50,000,000  shares
  authorized; issued: none
 Common stock, $.01 par value; 100,000,000 shares
    authorized; issued: 20,474,019  and 20,471,577 shares;
       outstanding: 17,604,295 and 17,597,177 shares                    205       205
   Capital in excess of par value                                   318,589   318,574
   Warrants; outstanding 1,114,889 and 644,000                        2,251     1,368
   Accumulated dividends in excess of net income                    (15,657)  (19,872)
   Treasury stock, at cost; 2,869,724 and 2,874,400 shares          (24,787)  (24,825)
  Total Shareholders' Equity                                        280,601   275,450

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $613,806  $615,089


See Notes to Consolidated Financial Statements.


                    KOGER EQUITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR EACH OF THE THREE YEARS IN THE PERIOD
                          ENDED DECEMBER 31, 1994
                   (In Thousands Except Per Share Data)



                                               1994      1993      1992
Revenues
 Rental                                    $  94,388   $46,108   $45,957
 Management fees ($3,288  and $89 from TKPL)   4,926        92
 Interest                                      1,062       206       231
 Total revenues                              100,376    46,406    46,188

Expenses
 Property operations                          39,499    18,507    17,066
 Management fee to Koger Management, Inc.      2,184     2,314
 Mortgage and loan interest                   25,872    11,471    11,530
 Depreciation and amortization                16,728     8,958     8,089
 General and administrative                    6,366     2,411     4,075
 Settlement of litigation and related costs    1,902
 Provision for loss on land held for sale        996
 Provision for uncollectible rents               212       343       199
 Direct cost of management fees                3,649        56
 Undeveloped land costs                          667        24
 Loss on sale of assets                           43
 Provisions for losses on loans to Koger
   Properties, Inc. foreclosed in-substance                        1,982
  Total expenses                              95,934    43,954    45,255

Income Before Income Taxes                     4,442     2,452       933
Income taxes                                     227

Net Income                               $     4,215   $ 2,452  $    933

Earnings Per Common Share                $      0.24   $  0.18  $   0.07

See Notes to Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR EACH OF THE THREE YEARS IN THE PERIOD
                            ENDED DECEMBER 31, 1994
                                 (In Thousands)



                                                                     Accumulated
                                                  Capital             Dividends             Total
                        Common Stock             in Excess            in Excess             Share-
                        Shares     Par             of Par               of Net   Treasury  holders
                        Issued    Value            Value    Warrants    Income    Stock    Equity
BALANCE,
  DECEMBER 31, 1991     14,313     $143          $267,824            $(23,257)$ (10,129)  $234,581

Net income                                                                933                  933
BALANCE,
  DECEMBER 31, 1992     14,313      143           267,824             (22,324)  (10,129)   235,514

Common stock issued      6,159       62            50,750                                   50,812
Treasury stock acquired                                                         (14,696)  (14,696)
Warrants issued                                               $1,368                         1,368
Net income                                                              2,452                2,452
BALANCE,
  DECEMBER 31, 1993     20,472      205           318,574      1,368  (19,872)  (24,825)   275,450

Treasury stock reissued                                (3)                           38         35
Warrants issued                                                  885                           885
Warrants exercised           1                         12         (2)                           10
Options exercised            1                          6                                        6
Net income                                                              4,215                4,215
BALANCE,
  DECEMBER 31, 1994     20,474     $205          $318,589     $2,251 $(15,657) $(24,787)  $280,601

See Notes to Consolidated Financial Statements.


                    KOGER EQUITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR EACH OF THE THREE YEARS IN THE PERIOD
                          ENDED DECEMBER 31, 1994
                              (In Thousands)

                                                             1994     1993    1992
Operating Activities
 Net income                                              $  4,215 $  2,452 $   933
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                           16,728   8,958    8,089
   Warrants issued - litigation settlement                    885
   Provision for loss on land held for sale                   996
   Loss on sale of assets                                      43
   Amortization of mortgage discounts                         219     267      216
   Provision for losses on loans to KPI
      foreclosed in-substance                                                1,982
   Provision for uncollectible rents                          212     343      199
   Accrued interest added to principal                      1,336      38
   Changes in assets and liabilities, net of
      effects from purchase of assets from KPI:
      Increase (decrease) in accounts payable,
         accrued liabilities and other liabilities             35    (104)     270
      Increase (decrease) in payable to KPI                         1,287     (160)
      Increase in receivables and other assets             (3,176) (1,316)  (1,076)
      Increase in receivable from TKPL                     (1,217)
   Net cash provided by operating activities               20,276  11,925   10,453

Investing Activities
 Tenant improvements to existing properties                (7,334) (4,662)  (2,449)
 Building improvements to existing properties              (3,749) (1,761)    (525)
 Deferred tenant costs                                     (1,112)   (598)    (297)
 Additions to furniture and equipment                        (383)             (19)
 Merger costs                                                (344) (4,221)
 Cash acquired in purchase of assets from KPI               2,316  15,596
 Proceeds from sale of assets                               3,499
 Payments received on loans to KPI - Cash
    Collateral Order                                                1,392    1,181
   Net cash provided by (used in) investing activities     (7,107)  5,746
      (2,109)

Financing Activities
 Proceeds from exercise of warrants and stock options          16       1

 Proceeds from sale of stock under Stock Investment Plan       35

 Principal payments on mortgages and loans                 (8,267)  (7,670) (2,227)
 Financing costs                                             (204)    (719)
   Net cash used in financing activities                   (8,420)  (8,388) (2,227)

Net increase in cash and cash equivalents                   4,749    9,283   6,117
Cash and cash equivalents - beginning of year              18,566    9,283   3,166
Cash and cash equivalents - end of year                   $23,315  $18,566  $9,283


See Notes to Consolidated Financial Statements.


                    KOGER EQUITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR EACH OF THE THREE YEARS IN THE PERIOD
                          ENDED DECEMBER 31, 1994

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

     Real Estate Investments. Operating properties, furniture and equipment, and undeveloped land held for investment are stated at cost less accumulated depreciation. Undeveloped land held for sale is carried at the lower of cost or market value. The Company's debt and equity interest in The Koger Partnership, Ltd., acquired from KPI, were determined by management to have no assignable value.

     Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value that is deemed to be other than temporary, the properties and related goodwill will be reduced to their net realizable value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties which may have suffered an impairment in value. Management prepares estimates of future cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 1994, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

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

     Depreciation and Amortization. The Company uses the straight-line method for depreciation and amortization. Acquisition costs and building and tenant improvements are depreciated over the periods benefitted by the expenditures which range from 4 to 40 years. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases. Deferred financing charges are amortized over the terms of the related agreements. Cost in excess of fair value of net assets acquired pursuant to the Merger is being amortized over 15 years.

     Revenue Recognition. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rent revenues under leases which provide for material
varying rents over their terms.   For 1994, the recognition of
rental revenues on this basis for applicable leases increased rental revenues by $512,000 over the amount which would have been recognized based upon the contractual provisions of these leases. Interest income is recognized on the accrual basis on interest-earning investments. Interest for which payment was due, based upon the contractual provisions of the loans to KPI under the Restated Credit Agreement and the Land Credit Agreement between the Company and KPI, after KPI filed a petition under Chapter 11 of the United States Bankruptcy Code in September 1991 and through the date of the Merger, was not accrued.

     Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). Accordingly, the Company distributes at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income in 1994, 1993 or 1992, no distributions to shareholders were made. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

     Earnings Per Common Share. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding (17,718,757 shares for the year ended December 31, 1994, 13,351,525 shares for the year ended December 31, 1993, and 13,219,519 shares for the year ended December 31, 1992).

     Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (cash and short-term investments, accounts receivable, accounts payable, and mortgages and loans payable) is a reasonable estimate of fair value of these instruments.

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

     During 1994, the fair value of the KPI assets acquired and liabilities assumed pursuant to the Merger was adjusted as follows:
(1) assets acquired increased $2,250,000; (2) liabilities assumed increased $243,000; and (3) additional direct merger costs were incurred which totalled $344,000.

     For 1994, 1993, and 1992, total interest payments were $23,525,000, $12,421,000 and $10,693,000, respectively, for the
Company. For 1994, payments for income taxes totalled approximately $227,000. There were no payments for income taxes during 1993 or 1992.

     Reclassification. Certain 1993 amounts have been reclassified to conform with 1994 presentation.

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

     Loans to KPI Foreclosed In-Substance. As of December 31, 1990, the Company and KPI entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") which replaced the Credit Agreement. These loans were collateralized by first and second mortgages and assignments of rents on 62 completed office buildings and two parcels of land held for future development which were owned by KPI and located in existing Koger Centers in which the Company owned buildings or claimed rights under the Purchase Agreement. These loans bore interest at a floating rate, adjusted quarterly and determined by adding 2.5 percent to the average yield for the prior quarter on U. S. Treasury Notes maturing three years after any date during such quarter but not less than 11 percent or more than 13 percent. KPI failed to make the interest payments due on these loans as of September 30, 1991, did not make contractual interest payments after that date, and was in default by reason of such failure. Unpaid interest (amounting to $23,676,000 from the date of KPI's bankruptcy to December 20, 1993) has not been recognized in the accompanying consolidated financial statements of the Company. On October 17, 1991, the Bankruptcy Court entered an Order granting KPI's Motion to Use Cash Collateral (the "Cash Collateral Order"). Under the terms of the Cash Collateral Order, during the period of the KPI Chapter 11 Case, the Company was entitled to be paid debt service in respect of the loans which were outstanding under the Restated Credit Agreement to the extent of the net cash flow of the collateral for such loans, after provision for payment of property-specific operating costs and expenses, a management fee equal to five percent of rents received, an allocation of KPI's excess overhead, certain escrows for property-specific capital and tenant improvements costs, leasing commissions and taxes, and payment of debt service on senior mortgages, if any. The Company recognized no interest on these loans during 1993 and
1992.   All payments received under the Cash Collateral Order
($2,667,470 through the date of the Merger) were applied to the principal balance outstanding. Immediately prior to the Merger, the loans outstanding under the Restated Credit Agreement totalled approximately $85.4 million, with a carrying value of approximately $67.0 million. On the date of the Merger, the Company received the collateral for the loans to KPI under the Restated Credit Agreement in full satisfaction of these loans.

     As of December 31, 1990, the Company and KPI entered into an agreement ( the "Land Credit Agreement") under which the Company loaned $28.3 million to KPI. The loan under the Land Credit Agreement was collateralized by mortgages on land held for future development in existing Koger Centers in which the Company owned buildings or claimed rights under the Purchase Agreement. The interest rate on this loan was fixed at 10.25 percent. KPI failed to make interest payments due on this loan as of September 30, 1991, did not make contractual interest payments after that date, and was in default by reason of such failure. Unpaid interest (amounting to $6,673,000 from the date of KPI's bankruptcy to December 20, 1993) has not been recognized in the accompanying consolidated financial statements of the Company. The Company
recognized no interest on this loan during 1993 and 1992.   Since
none of the properties which collateralized this loan generated cash flow, the Company did not receive any debt service payments for this loan under the provisions of the Cash Collateral Order. Immediately prior to the Merger, the loan outstanding under the Land Credit Agreement totalled approximately $28.3 million, with a carrying value of $26.5 million, which was net of a $1.4 million discount. This discount was not being amortized as interest income because management had discontinued recognition of interest income on this loan. On the date of the Merger, the Company received the collateral for the loan to KPI under the Land Credit Agreement in full satisfaction of this loan.

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

     Resolution of KPI Chapter 11 Case. On April 30, 1993, the Company and KPI jointly proposed a plan of reorganization of KPI (the "KPI Plan") which provided for the merger of KPI with and into the Company in exchange for the issuance of shares of the Company's common stock (the "Shares") to certain creditors of KPI and the issuance of warrants to purchase Shares (the "Warrants") to shareholders of KPI and holders of certain securities law claims against KPI and the settlement of the Company's claim against KPI. On August 11, 1993, the shareholders of the Company approved the Merger and the issuance of the Shares and Warrants pursuant thereto. On December 8, 1993, the KPI Plan was confirmed by the Bankruptcy Court and the Merger became effective on December 21, 1993. See Note 3 "KPI Merger" for further discussion.

     Management Agreement. Prior to the Merger, Koger Management, Inc. ("KMI") was responsible for the leasing, operation, maintenance, and management of each of the Company's properties. The management fee was five percent of the gross rental receipts collected on the property managed for the Company by KMI. For the years ended December 31, 1993 and 1992, the Company incurred management fee expenses to KMI of $2,184,000 and $2,314,000, respectively, for property management services. The Management Agreement expired on December 31, 1991, but had been extended on a month-to-month basis. With the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger.

     Other. A director of the Company is an Assistant Vice President of an affiliate of a shareholder who along with certain of its affiliates owns approximately 18 percent of the Shares of the Company. The Company has entered into an agreement with this shareholder to register shares owned by the shareholder and its affiliates pursuant to the registration requirements of the Securities Act of 1933 in up to five public offerings and include these Shares in an unlimited number of public offerings which may be made on behalf of the Company or others for a period of eight years following December 21, 1993. All expenses, except for brokerage discount, of any of these offerings will be borne by the Company.

     In addition, one of the agreements contains provisions which permit the shareholder and certain of its affiliates to own the greater of (i) 23 percent of the outstanding Shares or (ii) 4,047,350 of the outstanding Shares, as adjusted for recapitalization without triggering the Company's common stock rights agreement or the right of the Company pursuant to its By Laws to repurchase all Shares held by the shareholder and its
affiliates in excess of 9.8 percent of outstanding Shares.   The
Company has also covenanted that following December 21, 1993, for a period of eight years the Company would not amend, alter or otherwise modify the common stock rights agreement or take any action, which would limit or eliminate certain rights of the shareholder and its affiliates without prior consent of the shareholder.

3.   KPI MERGER.

     On December 8, 1993, the KPI Plan was confirmed by the Bankruptcy Court and the Merger of KPI into the Company became effective on December 21, 1993. Pursuant to the Merger, the Company received the collateral of 62 office buildings and thirteen parcels of land and related restructured mortgages, for the loans to KPI under the Restated Credit Agreement and the Land Credit Agreement in full satisfaction of these loans. In addition, in exchange for the remaining office buildings, land parcels, related restructured debt and other net assets of KPI, the Company issued 6,158,977 Shares, or approximately 35 percent of the Shares outstanding after the Merger, to certain unsecured creditors of KPI. The KPI common stock outstanding immediately prior to the Merger was converted into the right to receive one Warrant for every 50 shares of KPI common stock. Holders of certain securities law claims against KPI also received Warrants. A total of 644,000 Warrants were issued. Each Warrant gives the holder the right to purchase one Share at a price of $8.00 per share, such rights to be exercisable until June 30, 1999. The Warrants are subject to redemption at the option of the Company at prices currently ranging from $2.41 to $5.24 per Warrant.

     With the Merger, the Company acquired substantially all of the assets of KPI, free and clear of all liens, claims and encumbrances, except (i) encumbrances relating to certain secured indebtedness of KPI (aggregating $182.6 million) which was restructured under the KPI Plan and (ii) an option and right of first refusal held by TKPL on certain developed buildings and parcels of undeveloped land, which are located in TKPL office centers. KPI assets acquired by the Company in the Merger included a total of 93 buildings containing 3,848,130 net rentable square feet together with approximately 295 acres of unimproved land suitable for development, and 1,781,419 Shares held by KPI. As a result of the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger. In addition, immediately prior to the Merger KPI transferred all of its debt and equity interest in TKPL to a newly formed wholly owned subsidiary of the Company, Southeast Properties Holding Corporation, Inc., which became the managing general partner of TKPL.

     The accounting treatment for the Merger has been separated into two components: (i) the receipt by the Company of the collateral for the loans to KPI made pursuant to the Restated
Credit Agreement and the Land Credit Agreement (loans to KPI foreclosed in-substance), in full satisfaction of these loans; and
(ii) the acquisition by the Company of the remaining assets and restructured liabilities of KPI under the purchase method of accounting.

     At the date of the Merger, the KPI real estate assets securing the loans due from KPI and related restructured mortgage balances were recorded at their relative fair values. The remaining assets and treasury stock acquired and liabilities assumed in exchange for the Shares and Warrants issued were recorded at their relative fair values under the purchase method of accounting. The acquisition price for these net assets was established based upon the value of Shares ($8.25 per Share) and Warrants ($2.125 per Warrant) as of the consummation date of the Merger plus the direct acquisition costs totaling $4,281,000 incurred by the Company. Cost in excess of fair value of net assets acquired from KPI totalled $11,646,000 at December 31, 1993. During 1994, the fair value of the KPI assets acquired and liabilities assumed pursuant to the Merger was adjusted as follows: (1) assets acquired increased $2,250,000; (2) liabilities assumed increased $243,000; and (3) additional direct acquisition costs were incurred which totalled $344,000. With these adjustments, the total cost in excess of fair value of net assets acquired from KPI totalled $9,983,000 at December 31, 1994.

     For 1993, revenues and expenses of the assets and liabilities acquired from KPI are reflected in the Consolidated Statements of Operations for the 11 days from the date of the Merger, December
21, 1993, through December 31, 1993.

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


                                               UNAUDITED
                                            (in thousands)
                                            1993      1992
       Total Revenues                     $94,459   $91,933
       Total Expenses                      91,183    90,530
         Net Income                       $ 3,276   $ 1,403
       Earnings Per Common Share          $  0.19   $  0.08

4.   INVESTMENTS IN THE KOGER PARTNERSHIP, LTD.

     General. Pursuant to the Merger, Southeast Properties Holding Corporation, Inc. ("Southeast"), a wholly owned subsidiary of the Company, became the managing general partner of TKPL. Immediately prior to the Merger, KPI transferred all of its debt and equity interest in TKPL to Southeast. These interests included (1) 90,360 TKPL General and Limited Partnership Units (the "Units") and (2) a restructured unsecured note from TKPL with a principal amount of approximately $31 million. In light of the terms of the TKPL plan of reorganization (the TKPL Plan ) and its restructured debt, the Company has determined that these investments have no value.

     Basis of Accounting for the Investment in TKPL. Southeast has significant influence over TKPL's activities because it owns approximately 32 percent of TKPL's outstanding Units. However, Southeast does not control TKPL for accounting purposes and, accordingly, accounts for its investment using the equity method. No losses of TKPL are allocated to Southeast because Southeast is not obligated to fund losses of TKPL as stated in the Third Amended and Restated Agreement of Limited Partnership dated August 3, 1993.

     Duties to and Compensation from TKPL. Southeast, in its capacity as Managing General Partner, generally has responsibility for all aspects of TKPL's operations and receives as compensation for its services a management fee equal to nine percent of the gross rental revenues derived from the properties it manages for TKPL. All third-party leasing commissions incurred on TKPL buildings are the responsibility of the Company. During 1994, the
management fees earned were approximately $3,288,000.   From the
date of the Merger, December 21, 1993, through December 31, 1993, the management fees earned were approximately $89,000. In the event that certain benchmarks for retirement of indebtedness are not met, the TKPL Plan provides that an alternate general partner will assume responsibilities for operation and management of TKPL, and will initiate procedures to liquidate the assets of TKPL on an expedited basis. There is no assurance that necessary refinancing(s) and/or sale(s) can be achieved or that the alternate general partner will not assume control of TKPL.

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

                   Twelve Month
                 Periods following      Percentage of
                  August, 1993          Net Proceeds
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

     Summarized Financial Information. The condensed balance sheets of TKPL as of December 31, 1994 and 1993 and the condensed statements of operations for TKPL for the three years ended
December 31, 1994, are summarized below (in thousands).

 BALANCE SHEET DATA:
                                                 1994       1993
 Total Assets                                  $152,098   $157,239
 Liabilities                                   $193,276   $188,740
 Deficiency in Assets                           (41,178)   (31,501)
 Total Liabilities and Deficiency in Assets    $152,098   $157,239

 OPERATIONS DATA:

                                              1994       1993      1992
 Revenues                                  $  36,840  $ 35,753   $ 36,765
 Operating, Interest and Other Expenses      (34,298)  (34,089)   (31,957)
 Depreciation and Amortization               (12,219)  (13,457)   (15,201)
 Net Loss                                 $   (9,677) $(11,793)  $(10,393)

5.   MORTGAGES AND LOANS PAYABLE.

     During 1993, the Company's bank loans were modified and extended in connection with the Merger. These bank loans had an outstanding balance of $98,345,000 at December 31, 1994. Prior to the modification of the loans, the loans bore interest at rates equal to such banks' prime rates. These loans are collateralized by mortgages on certain operating properties. At December 31, 1994, $46,798,000 of these loans bore interest at 6.43 percent and have a final maturity date of December 21, 2000. This loan is collateralized by properties with a carrying value of $67,809,000. At December 31, 1994, $24,597,000 of these loans bore interest at
6.386 percent and have a final maturity date of December 21, 2000. This loan is collateralized by properties with a carrying value of
$42,168,000.   The interest rate on both of these bank loans will
be adjusted in December, 1996 to a rate equal to the sum of (i) the effective interest rate prevailing on four year U.S. Treasury Obligations, plus (ii) 210 basis points, subject to a maximum of 11 percent per annum. Monthly payments on these loans include principal amortization based on a 25 year amortization period. In addition, the Company will be required to make additional principal payments totalling $10 million by December, 1998. At December 31, 1994, one of these loans in the amount of $26,950,000 bore interest at the bank's prime rate plus one-half percent and has a maturity date of December 21, 1998, with an optional two year extension. Monthly payments on this loan include interest and fixed payments of principal which increase annually. This loan is collateralized by properties with a carrying value of $50,069,000 at December 31, 1994. On or before December 21, 1996, the Company will be required to repay not less than $5 million of principal of this indebtedness ($675,000 of which has been repaid through December 31, 1994).
Each of these lenders required affirmative and negative covenants and other agreements which may become burdensome to the Company.
In particular, all three bank lenders have required that, commencing on December 21, 1998, the Company maintain a total liabilities to net worth ratio of 1.0 to 1.0, that the Company maintain loan-to-value ratios determined on the basis of periodic appraisals of bank collateral and that, under certain circumstances, additional collateral be provided for indebtedness to such bank. At December 31, 1994, the total liabilities to net worth ratio of the Company was 1.19 to 1.0. In addition, each of these bank lenders have required other covenants generally similar to the provisions set forth in the KPI Plan with respect to the KPI restructured debt.

     At December 31, 1994, the Company had mortgages payable with an outstanding balance of $46,566,000 which is net of a $1,072,000 discount. Such mortgages are generally amortizing, bear interest at rates ranging from 8.5 percent to 10.125 percent, and are collateralized by office buildings with a carrying value of $84,834,000 at December 31, 1994.

     In connection with the Merger, the Company assumed approximately $182.6 million of restructured debt from KPI on December 21, 1993. Information with respect to such debt is as follows (in thousands):

                                         Outstanding Balance
     KPI Restructured Debt               12/21/93   12/31/94
     Senior Bank Mortgage Debt          $  83,992  $  83,893
     Junior Bank Mortgage Debt             11,354     10,278
     Insurance Company Mortgage Debt       60,787     59,390
     Other Mortgage Debt                   21,168     21,124
     Tax Notes                              5,040      4,148
     Mechanics' Liens                         287
                                         $182,628   $178,833

     Senior Bank Mortgage Debt, acquired in connection with the Merger, with outstanding balances of approximately $83.9 million will mature in December, 2003. Interest payments are due monthly based on a 6.62 percent interest rate with monthly amortization which began in December, 1994. The interest rate will adjust in April, 1998 to a rate equal to the sum of (i) the then prevailing interest rate on five year U.S. Treasury Obligations plus (ii) 210 basis points with a maximum rate of 10 percent.

     Junior Bank Mortgage Debt totalling approximately $10.3 million is secured by properties that also serve as collateral for Senior Bank Mortgage Debt. The Junior Bank Mortgage Debt matures in December, 2000 and accrues interest at the prime rate of the lender (8.5 percent at December 31, 1994). Accrued interest on Junior Bank Mortgage Debt must be paid no later than December, 1998. Monthly interest payments are required beginning in January, 1999. Accrued interest on this debt will be forgiven if the outstanding balance is paid in full prior to December, 1996. Interest accrued and forgiven will be reflected as an adjustment to interest expense in the year forgiven.

     Insurance Company Mortgage Debt with outstanding balances at December 31, 1994, of approximately $59.2 million were acquired in connection with the Merger. This indebtedness is non-recourse to the Company, but is secured by all former KPI properties on which
each lender held mortgages.   The contractual interest rates on
these loans currently range from 8 percent to 10 percent. These mortgages include provisions during the period ending December 21, 1996, that a portion of the interest earned, equal to 25 percent, 20 percent and 15 percent in, respectively, the first, second and third years, may be deferred at the option of the Company and added to principal, subject to a minimum interest payment rate of seven and one-half percent per annum. The interest rates will be reset on various dates, as defined. No reset interest rate may be less than eight percent per annum. However, if any interest reset rate would exceed ten percent per annum, the Company may elect to establish the interest reset rate at ten percent per annum, in which case the maturity of the indebtedness in question shall be the date on which a U.S. Treasury Obligation purchased on the interest reset date in question with an effective interest rate of 210 basis points below ten percent per annum would mature. In the absence of an election to fix any interest reset rate at ten percent per annum, all of such indebtedness matures on December 21, 2003. The loans begin principal amortization in 1997. Additional Insurance Company Mortgage Debt totalling $0.2 million which retained their existing balances and terms were also acquired from KPI in connection with the Merger. The interest rate on these loans is 8.5 percent.

     Other Mortgage Debt acquired in the Merger totals approximately $21.1 million and matures in June, 2001. Interest payments are due monthly based on the prime rate plus one percent with a minimum rate of 6.62 percent and a maximum rate of 10 percent.

     At December 31, 1994, approximately $4.1 million of Tax Notes were outstanding to taxing authorities and banks for 1991 taxes on certain properties acquired from KPI. The Tax Notes mature in December, 1999 and bear interest at 8.5 percent. The notes are interest only for two years and beginning in December, 1995 must be repaid in five equal annual installments of principal.

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

     The annual maturities of loans and mortgages payable, which are gross of $1,072,000 of unamortized discounts, as of December
31, 1994, are summarized as follows (dollars in thousands):

               Year Ending
               December 31,           Total
               1995                 $    5,186
               1996                      8,377
               1997                     14,804
               1998                     20,392
               1999                      7,990
               Subsequent Years        268,088
                 Total                $324,837

6.   LEASES.

     The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 1994, 94 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

     The Company's leases are operating leases and expire at various dates through 2004. Minimum future rental revenues from leases in effect at December 31, 1994, determined without regard to renewal options, are summarized as follows:


               Year Ending                          Amount
               December 31,                     (In thousands)
               1995                               $  78,369
               1996                                  55,281
               1997                                  37,558
               1998                                  23,067
               1999                                  12,721
               Subsequent Years                      38,690
                 Total                             $245,686

     The above minimum future rental income does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $2,172,000, $1,407,000 and $1,638,000 for the years 1994, 1993, and 1992, respectively.

     At December 31, 1994, annualized rental revenues totalled approximately $13,062,000 for the State of Florida, when all of its departments and agencies which lease space in the Company s buildings are combined.

7.   STOCK OPTIONS AND RIGHTS.

     1988 Stock Option Plan. The Company's Amended and Restated 1988 Stock Option Plan (the "1988 Plan") provides for the granting of options to purchase up to 500,000 shares of its common stock to key employees of the Company and its subsidiaries. The 1988 Plan provides that the options granted contain stock appreciation rights which may be exercised in lieu of the option. To exercise the option, payment of the option price is required before the option shares are delivered. Alternatively, the optionee may elect to receive shares equal in value to the difference between the aggregate fair market value of the shares exercised on the exercise date and the aggregate exercise price of those shares. With the consent of the Company's Compensation Committee, the optionee may also elect to exercise the option in part by receiving cash equal to the minimum amount required to be withheld for payroll tax purposes and the balance by receiving shares equal to the difference between the aggregate fair market value and the aggregate exercise price, less any cash received. All options originally granted under the 1988 Plan on August 25, 1988, at an exercise price of $20.00 per share have either been surrendered or forfeited.

     Pursuant to the 1988 Plan, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted options to purchase 286,250 shares on February 5, 1992 to the Company's officers at an exercise price of $5.125 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire seven years from the date of grant and are exercisable beginning one year from the date of grant at a cumulative annual rate of 20 percent of the shares covered by each option being fully exercisable five years after the date of grant. The grant of certain of these options was conditioned upon the surrender of previously granted and outstanding options to purchase 23,825 shares at an exercise price of $20.00 per share. On January 27, 1994, the Compensation Committee granted options to purchase 213,750 shares to certain employees at an exercise price of $7.625 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire seven years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. The grant of certain of these options was conditioned upon the surrender of previously granted and outstanding options to purchase 173,246 shares at an exercise price of $20.00 per share.

     1988 Stock Purchase Option Plan. As incentive compensation, on August 25, 1988, the Company granted a Stock Purchase Option to purchase up to 500,000 shares of its common stock to its former advisor, Koger Advisors, Inc. ("KA"), which were assigned to key employees of KA, KMI, KPI, and other affiliates of KA. The Stock Purchase Option provides that upon exercise of an option, the optionee may purchase shares for cash or may elect to receive shares equal in value to the excess of the fair market value of shares exercised over the exercise price. The shares became exercisable in March, 1990 and will expire June 29, 1995. Options to purchase shares under the Stock Purchase Option were assigned by KA to its respective key employees and those of its affiliates who are now employees of the Company.

     1993 Stock Option Plan. The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase up to 1,000,000 shares of its common stock to key employees of the Company and its affiliates. The 1993 Plan provides that the options granted contain stock appreciation rights which may be exercised in lieu of the option. To exercise the option, payment of the option price is required before the option shares are delivered. Alternatively, the optionee may elect to receive shares equal in value to the difference between the aggregate fair market value of the shares exercised on the exercise date and the aggregate exercise price of those shares. With the consent of the Compensation Committee, the optionee may also elect to exercise the option in part by receiving cash equal to the minimum amount required to be withheld for payroll tax purposes and the balance by receiving shares equal to the difference between the aggregate fair market value and the aggregate exercise price, less any cash received.

     Pursuant to the 1993 Plan, the Compensation Committee granted options to purchase 552,200 shares on January 27, 1994 to certain key employees at an exercise price of $7.625 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. In addition, the Compensation Committee granted options to purchase 207,332 shares on May 9, 1994 to certain key employees at an exercise price of $7.625 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire ten years from the date of grant with 115,000 shares fully exercisable six months from the date of the grant and 92,332 shares exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years from the date of grant. At December 31, 1994, options to purchase 759,532 shares pursuant to the 1993 Plan were outstanding which were at an exercise price of $7.625 per share.

     Summary of Options Granted. Information concerning the options granted is summarized below.

                                                      Options
                             Date of  Shares Under   Exercisable         Exercise Price
Plan                           Grant     Option      at 12/31/94      Per Share     Total
1988 Stock Option Plan       1/27/94     213,750            0           $7.625   $1,629,844
                             2/05/92     284,950      113,980            5.125    1,460,369
1993 Stock Option Plan       1/27/94     552,200            0           $7.625   $4,210,525
                             5/09/94     207,332      115,000            7.625    1,580,907
Stock Purchase Option        8/25/88     299,180      299,180           20.000   $5,983,600



     At December 31, 1994, there were 240,468 shares available for the granting of options under the 1993 Plan. Through December 31, 1994, options to purchase 1,300 shares had been exercised under the 1988 Plan.

     Shareholder Rights Plan. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's common stock and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 1994), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective December 21, 1993 for a certain shareholder and its affiliates, see Note 2 for further discussion of this amendment.

8.   STOCK INVESTMENT PLAN.

     The Company adopted a Monthly Stock Investment Plan (the "Plan") which provides for regular purchases of the Company's common stock by all employees and directors during 1994. The Plan provides for monthly payroll and directors fees deductions up to $1,700 per month with the Company making monthly contributions for the account of each participant as follows: (i) 25 percent of amounts up to $50; (ii) 20 percent of amounts between $50 and $100; and (iii) 15 percent of amounts between $100 and $1,700, which amounts are used by an unaffiliated Administrator to purchase shares from the Company. The Company has reserved a total of 200,000 shares for issuance under the Plan. The Company's contribution and the expenses incurred in administering the Plan totalled approximately $7,900 for 1994. Through December 31, 1994, 4,675 shares have been issued under the Plan.

9.    EMPLOYEE BENEFIT PLAN.

     During 1994, the Company adopted a 401(k) Plan, which permits contributions by employees. The Company's Board of Directors approved a Company contribution to the 401(k) Plan for 1994. This contribution is in the form of the Company's common stock and was made during February, 1995. The contribution totalled 122,441 shares which had a value of approximately $887,000 on December 31, 1994.

10.  DIVIDENDS.

     The Company paid no dividends during the three years ended December 31, 1994. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's taxable income as required by the Federal income tax laws.

     The terms of the secured debt of the Company provide that the Company will be subject to certain dividend limitations which, however, will not restrict the Company from paying the dividends required to maintain its qualifications as a REIT. In the event that the Company no longer qualifies as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of the Company s bank lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1995, 1996 and 1997, $11 million unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, $11 million regardless of impact on REIT status.

11.  FEDERAL INCOME TAXES.

     The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. The Company's taxable income/(loss) prior to the dividends paid deduction for the years ended December 31, 1994, 1993, and 1992 was approximately $(15,166,000), $(7,887,000), and $(13,329,000), respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss
carryforwards.   At December 31, 1994, the net tax basis of the
Company's assets and liabilities exceeded the net book basis of assets and liabilities in the amount of approximately $18,233,000.

     On the Company s 1993 Federal income tax return, the Company utilized approximately $5,094,000 of its 1992 net operating loss carryforward to eliminate any REIT taxable income for 1993. The Company s net operating loss carryforward available to offset REIT taxable income for 1994 totals approximately $8,449,000, which can be used to offset REIT taxable income through 2007. Pursuant to the Merger, the Company succeeded to KPI s net operating loss carryforward which, based upon KPI s final Federal income tax return, totals approximately $98,000,000. However, the portion of KPI s net operating loss carryforward which is usable each year by the Company is limited to approximately $7,900,000. The use of net operating loss carryforwards are limited for alternative minimum tax purposes. The Company paid approximately $104,000 of alternative minimum tax when its 1993 Federal income tax return was filed. For 1994, the Company recorded a provision for alternative minimum taxes of approximately $107,000.

     The Company's 1992 and 1993 Federal income tax returns are currently being examined by the Internal Revenue Service. The
Company does not believe that the results of this examination will materially affect its operations or its REIT status.

12.  LITIGATION.

     The Company, certain of its present and former officers and directors, and KPI and certain of its subsidiaries were parties to a class action filed in October, 1990 (the "Securities Action"). The Securities Action was settled effective December 31, 1994 (the
Settlement).   Under the Settlement, the Company paid, in
settlement of all claims against all defendants therein, the sum of $800,000 in cash plus 472,131 Warrants (the "Warrants") to purchase 472,131 shares of the Company's common stock (which Warrants were valued at $1.875 based on the closing price of the Warrants on December 31, 1994 which was the effective date of issuance of the Warrants). The Warrants are exercisable until June 30, 1999 at $8.00 per share and are subject to redemption at the option of the Company at prices currently ranging from $2.41 to $5.24 per Warrant. The Company has recorded a provision of $1,685,000 relating to the Settlement of the Securities Action.

     A derivative action against the Company in the District Court which commenced on October 29, 1990, has been resolved in favor of the Company. Various amended filings and counter-claims have been filed against the Company of which the Company does not believe that the outcome will materially affect its operations or financial position. Accordingly, no provision has been made in the consolidated financial statements for any liability that may result from this litigation.

     Under the terms of the merger agreement between the Company and KPI, the Company has agreed to indemnify the former non-officer directors of KPI other than Ira M. Koger (the "Indemnified Persons") in respect of amounts to which such Indemnified Person would be otherwise entitled to indemnification under Florida law, the articles of incorporation or the by-laws of KPI arising out of acts or omissions prior to September 25, 1991 (the "Indemnity"). Certain of the former non-officer directors of KPI are defendants in a Pension Plan class action suit. The
Company is not named in this suit. However, certain former non-officer directors of KPI may be Indemnified Persons. The obligations, if any, of the Company under such indemnification do not exceed (i) $1,000,000 in the aggregate and (ii) $200,000 per Indemnified Person and are subject to certain other conditions precedent. Based upon its investigation to date, the Company does not believe that this suit will give rise to any material liability to Indemnified Persons or to the Company. Accordingly, no provision has been made in the Consolidated Financial Statements for any liability that may result from the Indemnity.

13.  INTERIM FINANCIAL INFORMATION (UNAUDITED).

     Selected quarterly information for the two years in the period ended December 31, 1994, is presented below (in thousands except per share amounts):

                                               Net        Earnings
                      Rental     Total        Income     (Loss) Per
Quarters Ended      Revenues   Revenues      (Loss)     Common Share
March 31, 1993       $10,970    $11,030     $   951         $ .07
June 30, 1993         10,982     11,037         610           .05
September 30, 1993    11,212     11,265         (26)            -
December 31, 1993     12,944     13,074         917           .06
March 31, 1994        23,554     24,908       2,692           .15
June 30, 1994*        23,407     24,678      (1,075)         (.06)
September 30, 1994    23,781     25,494       1,432           .08
December 31, 1994     23,646     25,296       1,166           .07

*The results for the quarter ended June 30, 1994 were effected by the accrual for the settlement of the Securities Action and the provision for loss on two land parcels held for sale.

                                   KOGER EQUITY, INC. AND SUBSIDIARIES
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994
                                             (in thousands)


                                               COSTS CAPITALIZED
                                                   SUBSEQUENT
                                  INITIAL COST   TO ACQUISITION          TOTAL COST         (d)      (a)
                                        BLDGS &  IMPROVE CARRYING         BLDGS &  (b)(c)  ACCUM.   MORT-     DATE     DEPRECIABLE
CENTER                          LAND     IMPROV.   MENTS  COSTS    LAND   IMPROV.   TOTAL  DEPR.   GAGES    ACQUIRED       LIFE
OPERATING REAL ESTATE:
   ATLANTA CHAMBLEE          $ 13,177  $ 63,211  $ 4,109  $ 0  $ 13,177 $ 67,320 $ 80,497 $ 7,751 $ 33,877 1988 - 1993 4 - 40 YRS.
   ATLANTA GWINNETT                 0         3        0    0         0        3        3       0        0   1993      4 - 40 YRS.
   AUSTIN                       4,274    13,650      874    0     4,274   14,524   18,798     622    2,638 1990 - 1993 4 - 40 YRS.
   CHARLOTTE CARMEL               910     9,993        1    0       910    9,994   10,904     250    9,158   1993      4 - 40 YRS.
   CHARLOTTE EAST               5,788    25,078      932    0     5,788   26,010   31,798   1,828   14,753 1989 - 1993 4 - 40 YRS.
   EL PASO                      3,108    10,107    1,658    0     3,108   11,765   14,873   1,440    1,141 1990 - 1993 4 - 40 YRS.
   GREENSBORO SOUTH             6,391    38,700    2,282    0     6,391   40,982   47,373   3,574   22,835 1988 - 1993 4 - 40 YRS.
   GREENSBORO WENDOVER              0        11        0    0         0       11       11       2        0   1993      4 - 40 YRS.
   GREENVILLE                   3,833    16,104    1,215    0     3,833   17,319   21,152   1,992    7,167 1988 - 1993 4 - 40 YRS.
   JACKSONVILLE BAYMEADOWS      7,625    23,716      124    0     7,625   23,840   31,465     603   35,658   1993      4 - 40 YRS.
   JACKSONVILLE CENTRAL         6,915    35,321    3,129    0     6,915   38,450   45,365   3,947   13,222 1989 - 1993 4 - 40 YRS.
   MEMPHIS GERMANTOWN           3,518    21,821      885    0     3,518   22,706   26,224   2,572   13,389 1988 - 1993 4 - 40 YRS.
   MIAMI                        2,040     7,295        9    0     2,040    7,304    9,344     191    7,991   1993      4 - 40 YRS.
   NORFOLK WEST                   535     4,485       83    0       535    4,568    5,103     127    4,121   1993      4 - 40 YRS.
   ORLANDO CENTRAL              8,342    30,575    3,307    0     8,342   33,882   42,224   4,899   18,336 1988 - 1993 4 - 40 YRS.
   ORLANDO UNIVERSITY           2,900    12,218      352    0     2,900   12,570   15,470     885    9,722 1990 - 1993 4 - 40 YRS.
   RALEIGH CROSSROADS             820     5,994       26    0       820    6,020    6,840     154    4,943   1993      4 - 40 YRS.
   RICHMOND SOUTH                   0       105        0    0         0      105      105       7        0   1993      4 - 40 YRS.
   ST. PETERSBURG               6,657    29,525    2,132    0     6,657   31,657   38,314   3,290   20,472 1988 - 1993 4 - 40 YRS.
   SAN ANTONIO                  9,638    29,649    4,166    0     9,638   33,815   43,453   3,899    6,268 1990 - 1993 4 - 40 YRS.
   TALLAHASSEE A. P.            6,063    28,043    2,053    0     6,063   30,096   36,159   3,777   14,731 1988 - 1993 4 - 40 YRS.
   TALLAHASSEE C. C.            3,561    22,903      170    0     3,561   23,073   26,634   2,107   21,085 1988 - 1993 4 - 40 YRS.
   TULSA NORTH                  1,600     4,300      501    0     1,600    4,801    6,401     564        0   1990      4 - 40 YRS.
   TULSA SOUTH                  4,466    12,834      705    0     4,466   13,539   18,005   1,421    4,466 1990 - 1993 4 - 40 YRS.
         SUBTOTALS            102,161   445,641   28,713    0   102,161  474,354  576,515  45,902  265,973
    FURNITURE & EQUIPMENT                 1,197                            1,197    1,197     204                      4 - 7 YRS.
    IMPROVEMENTS IN PROGRESS                         525                     525      525
             TOTAL OPERATING
               REAL ESTATE   $102,161  $446,838  $29,238 $  0  $102,161 $476,076 $578,237 $46,106 $265,973


                                   KOGER EQUITY, INC. AND SUBSIDIARIES
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1994
                                             (in thousands)



                                              COSTS CAPITALIZED
                                                 SUBSEQUENT
                              INITIAL COST     TO ACQUISITION             TOTAL COST             (d)       (a)
                                      BLDGS & IMPROVE  CARRYING            BLDGS &  (b)(c)     ACCUM.    MORT-    DATE  DEPRECIABLE
CENTER                         LAND   IMPROV.   MENTS   COSTS     LAND     IMPROV.   TOTAL     DEPR .    GAGES  ACQUIRED    LIFE
UNIMPROVED LAND:
  ATLANTA GWINNETT         $  5,780  $     0  $     0  $  0     $  5,780 $      0  $  5,780   $   0   $      79    1993
  BIRMINGHAM                  1,200        0        0     0        1,200        0     1,200       0          32    1993
  CHARLOTTE CARMEL            3,250        0        0     0        3,250        0     3,250       0          71    1993
  CHARLOTTE EAST                468        0        0     0          468        0       468       0           8    1993
  COLUMBIA SPRING VALLEY        150        0        0     0          150        0       150       0           0    1993
  GREENSBORO WENDOVER         1,491        0        0     0        1,491        0     1,491       0           0    1993
  GREENVILLE                    949        0        0     0          949        0       949       0           0    1993
  JACKSONVILLE BAYMEADOWS     2,319        0        0     0        2,319        0     2,319       0          44    1993
  MEMPHIS GERMANTOWN          4,505        0        0     0        4,505        0     4,505       0           0    1993
  MIAMI                       2,970        0        0     0        2,970        0     2,970       0          61    1993
  NORFOLK WEST                2,265        0        0     0        2,265        0     2,265       0           6    1993
  ORLANDO UNIVERSITY          2,880        0        0     0        2,880        0     2,880       0          39    1993
  RALEIGH CROSSROADS          2,495        0        0     0        2,495        0     2,495       0          39    1993
  RICHMOND SOUTH              1,860        0        0     0        1,860        0     1,860       0           0    1993
  ST. PETERSBURG              1,000        0        0     0        1,000        0     1,000       0          28    1993
  SAN ANTONIO                 1,430        0        0     0        1,430        0     1,430       0          76    1993
  TULSA NORTH                 1,000        0        0     0        1,000        0     1,000       0           9    1993
     TOTAL UNIMPROVED LAND   36,012        0        0     0       36,012        0    36,012       0         492

            TOTAL          $138,173 $446,838  $29,238 $   0     $138,173 $476,076  $614,249 $46,106   $ 266,465


                                KOGER EQUITY, INC. AND SUBSIDIARIES
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1994
                                           (in thousands)



(a) At December 31, 1994, the outstanding balance of mortgages payable was $266,465. In addition, the Company has loans outstanding with variable interest rates which are collateralized by mortgages on pools of buildings. At December 31, 1994, the outstanding balance of these loans was $58,352.

(b) Aggregate cost basis for Federal income tax purposes was $645,810 at December 31, 1994.

(c) Reconciliation of total real estate carrying value for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                                 1994      1993      1992
          Balance at beginning of year         $606,806  $311,286  $308,293
            Acquisitions                            384   289,097        19
            Improvements                         11,083     6,423     2,974
            Provision for loss - 2 land parcels    (996)
            Sale of Memphis Kirby Gate land      (3,028)
          Balance at close of year             $614,249  $606,806  $311,286

     Acquisitions of land and buildings during 1993 were made pursuant to the Merger.

(d) Reconciliation of accumulated depreciation for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                                   1994      1993       1992
          Balance at beginning of year          $30,706   $22,300    $14,625
          Depreciation expense:
            Operating real estate                15,202     8,403      7,673
            Furniture and equipment                 198         3          2
          Balance at close of year              $46,106   $30,706    $22,300

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement
(the "1995 Proxy Statement") and is incorporated herein by reference.

     The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

S. D. Stoneburner. .   Chairman of the Board
Irvin H. Davis . . .   President, Chief Executive Officer and Director
Victor A. Hughes, Jr.  Senior Vice President, Chief Financial Officer and
                        Director
James L. Stephens  .   Treasurer and Chief Accounting Officer
James C. Teagle. . .   Senior Vice President of Finance
James M. Lawrence. .   Senior Vice President of Operations
W. Lawrence Jenkins.   Vice President of Administration and Corporate Secretary

     Mr. Stoneburner, age 76, was elected as Chairman of the Board of Directors of the Company on December 20, 1991, and has been a Director of the Company since June, 1988. He had also previously served the Company as President and Chief Financial Officer from June 22, 1988 through March 6, 1990.

     Mr. Davis, age 65, was elected President and Chief Executive Officer of the Company on December 11, 1991. He has served as a Director of the Company since August 15, 1991. He previously held the positions of President and Chief Executive Officer pro tempore of the Company from August 15, 1991 to December 10, 1991. Prior to that Mr. Davis served the Company as Senior Vice President and Asset Manager from August 1, 1991 to August 14, 1991 and as Senior Vice President/Asset Management from June, 1988 to February 1, 1991. Mr. Davis was a Senior Vice President of KPI from 1982 to 1988 and also served in that capacity from February, 1991 to August 1, 1991.

     Mr. Hughes, age 59, has been the Chief Financial Officer of the Company since March 31, 1991, Senior Vice President of the Company since May 20, 1991, and Assistant Secretary of the Company from March 11, 1991 through December 21, 1993. Mr. Hughes was elected to the Board of Directors of the Company on July 29, 1993. Mr. Hughes had previously held the position of Vice President of the Company from April 1, 1990 to March 11, 1991. Mr. Hughes was President of Koger Securities, Inc., a former wholly owned subsidiary of KPI, from 1982 to March, 1990.


     Mr. Stephens, age 37, has been the Treasurer and Chief Accounting Officer of the Company since March 31, 1991. He held the position of Assistant Secretary of the Company from May 20, 1991 through December 21, 1993. Mr. Stephens was the Accounting Manager of Koger Advisors, Inc. from December, 1990 to March, 1991. He was a Division Controller of KPI from March, 1989 to December, 1990.

     Mr. Teagle, age 53, has been the Senior Vice President of Finance of the Company since May 10, 1994. He had previously held the position of Vice President of the Company from December 21, 1993 to May 10, 1994. Mr. Teagle was a Vice President of KPI from July, 1973 to December 21, 1993.

     Mr. Lawrence, age 53, was the Senior Vice president of Operations of the Company from May 10, 1994 to January 31, 1995, at which time he resigned his position with the Company. He had previously held the position of Vice President of the Company from December 21, 1993 to May 10, 1994. Mr. Lawrence was a Senior Vice President of KPI from December, 1991 to December 21, 1993.

     Mr. Jenkins, age 51, has been the Corporate Secretary of the Company since December 21, 1993, and Vice President of the Company since May 10, 1994. Mr. Jenkins was a Vice President and Corporate Secretary of KPI from August, 1990 to December 21, 1993.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1994 all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 1995 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 1995 Proxy Statement. The beneficial ownership of Common Stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 1995 Proxy Statement.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to Item 1. "Business," 2. "Properties," 3. "Legal Proceedings," 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 1995 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

          (a)(1) See "Item 8 - Financial Statements and Supplementary
                 Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report. The financial statements for The Koger Partnership, Ltd.
                 are herein incorporated by reference as filed in its Form 10-K for the year ended December 31, 1994
                 (Commission File No. 0-8891).
             (2) The consolidated supplemental financial statement
                 schedules required by Regulation S-X are included on pages 51 through 53 in this Form.
          (b)    Reports on Form 8-K:
                 There were no reports on Form 8-K filed during the quarter ended December 31, 1994.
          (c)    The following exhibits are filed as part of this report:

              Exhibit
              Number     Description

              2 Agreement and Plan of Merger, dated as of December 21, 1993 between the Company and Koger Properties, Inc. Incorporated by reference to
                         Exhibit 2 of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
              3(a) Amended and Restated Articles of Incorporation of Koger Equity, Inc. Incorporated by reference to Exhibit IV of the 1993 Proxy Statement filed by the Registrant on June 30, 1993 (File No. 1-
                         9997).
              3(b) Koger Equity, Inc. By Laws, as Amended and Restated on May 5, 1992. Incorporated by reference to Exhibit 3 of the Form 10-Q filed by the Registrant for the quarter ended March 31, 1993 (File No. 1-9997).
              4(a) Common Stock Certificate of Koger Equity, Inc. See Exhibit 4(a) to Registration Statement on Form S-11 (Registration No. 33-22890) which
                         Exhibit is herein incorporated by reference.
              4(b)(1)(A) Koger Equity, Inc. Rights Agreement (the "Rights
                         Agreement") dated as of September 30, 1990 between the Company and Wachovia Bank and Trust Company, N.A. as Rights Agent ("Wachovia"). See
                         Exhibit 1 to a Registration Statement on Form 8-A, dated October 3, 1990, (File No. 1-9997) which Exhibit is herein incorporated by reference.
              4(b)(1)(B) First Amendment to the Rights Agreement, dated
                         as of March 22, 1993, between the Company and First Union National Bank of North Carolina, as Rights Agent ( First Union ), entered into for the purpose of replacing Wachovia. Incorporated by reference to





              Exhibit
              Number     Description
                         Exhibit 4(b)(4) of the Form 10-Q filed by the Registrant for the quarter ended March 31, 1993 (File No. 1-9997).
              4(b)(1)(C) Second Amendment to the Rights Agreement, dated as of December 21, 1993, between the Company and First Union. See Exhibit 5 to an Amendment on Form 8-A/A to a Registration Statement on Form 8-A, dated December 21, 1993, (File No. 1-9997) which Exhibit is herein incorporated by reference.
              4(b)(2) Form of Common Stock Purchase Rights Certificate (attached as Exhibit A to the Rights Agreement). Pursuant to the Rights Agreement, printed Common Stock Purchase Rights Certificates will not be mailed until the Distribution Date (as defined in the Rights Agreement).
              4(b)(3) Summary of Common Stock Purchase Rights (attached as Exhibit B to the Rights Agreement).
              4(c)(1) Warrant Agreement, dated as of December 21, 1993, between the Company and First Union (the "Warrant Agreement"). See Exhibit 2 to an Amendment on Form 8-A/A to a Registration Statement on Form 8-A, dated December 21, 1993, (File No. 1-9997) which Exhibit is herein incorporated by reference.
              4(c)(2) Form of a Common Share Purchase Warrant issued pursuant to the Warrant Agreement. See Exhibit 1 to an Amendment on Form 8-A/A to a Registration Statement on Form 8-A (File No. 1-
                         9997) dated December 21, 1993, which Exhibit is herein incorporated by reference.
              10(a)(1) Purchase Agreement among Koger Equity, Inc., Koger Properties, Inc., and The Koger Company. Incorporated by reference to Exhibit 10(a) of Form 10-K filed by the Registrant for the period ended December 31, 1988 (File No. 1-9997).
              10(a)(2) First Amendment to Purchase Agreement. Incorporated by reference to Exhibit 10(a)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1989 (File No. 1-9997).
              10(b)(1) Credit Agreement among Koger Equity, Inc., Koger Properties, Inc. and The Koger Company. Incorporated by reference to Exhibit 10(b) of Form 10-K filed by the Registrant for the period ended December 31, 1988 (File No. 1-9997).
              10(b)(2) First Amendment to Credit Agreement. Incorporated by reference to Exhibit 10(b)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1989 (File No. 1-9997).
              10(c) Advisory Agreement between Koger Equity, Inc. and Koger Advisors, Inc. Incorporated by reference to Exhibit 10(c) of Form 10-K filed by the Registrant for the period ended December 31, 1988 (File No. 1-9997).
              10(d)(1) Management Agreement between Koger Equity, Inc. and Koger Management, Inc. Incorporated by reference to Exhibit 10(d) of Form 10-K filed by the Registrant for the period ended December 31, 1988 (File No. 1-9997).


              Exhibit
              Number      Description
              10(d)(2)    Amended Schedule "A" to Management Agreement
                          between Koger Management, Inc. and Koger Equity,
                          Inc. Incorporated by reference to Exhibit 10(d)(2) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1989 (File No. 1-
                          9997).
              10(e)(1)(A) Koger Equity, Inc. 1988 Stock Option Plan.
                          Incorporated by reference to Exhibit 10(e)(2) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1989 (File No. 1-9997).
              10(e)(1)(B) Koger Equity, Inc. Amended and Restated 1988
                          Stock Option Plan.  Incorporated by reference to
                          Exhibit 10(e)(1)(A) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1992
                          (File No. 1-9997).
              10(e)(2)(A) Koger Equity, Inc. 1988 Stock Option
                          Agreement.  Incorporated by reference to Exhibit
                          10(e)(2) of Form 10-Q filed by the Registrant for the quarter ended March 31, 1989 (File No.
                          1-9997).
              10(e)(2)(B) Form of Stock Option Agreement pursuant to
                          Koger Equity, Inc. 1988 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10(e)(2)(A) of Form 10-Q filed by the registrant for the quarter ended June 30, 1992
                          (File No. 1-9997).
              10(e)(3)(A) Koger Equity, Inc. 1993 Stock Option Plan.
                          See Exhibit II to Registrant s Proxy Statement dated June 30, 1993 (File No. 1-9997) which is incorporated herein by reference.
              10(e)(3)(B) Form of Stock Option Agreement pursuant to
                          Koger Equity, Inc. 1993 Stock Option Plan.*
              10(f)(1)    Stock Purchase Option between Koger Equity,
                          Inc. and Koger Advisors, Inc. Incorporated by reference to Exhibit 10(f)(1) of Form 10-Q filed by the Registrant for the quarter ended
                          March 31, 1989 (File No. 1-9997).
              10(f)(2)    Koger Equity, Inc. Assignment of Stock
                          Purchase Agreement. Incorporated by reference to Exhibit 10(f)(2) of Form 10-Q filed by the Registrant for the quarter ended March 31, 1989 (File No. 1-9997).
              10(g)       Addendum Agreement between Koger Equity, Inc.
                          and Koger Properties, Inc. Incorporated by reference to Exhibit 10(g) of Form 10-K filed by the Registrant for the period ended
                          December 31, 1988 (File No. 1-9997).
              10(h)       Agreement between KPI and the Company, dated
                          September 30, 1990. Incorporated by reference to Exhibit 10(h) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1990 (File No. 1-9997).
              10(i)       Land Credit Agreement dated December 31, 1990
                          between Koger Properties, Inc. and the
                          Company.  Incorporated by reference to Exhibit
                          10(i) of Form 10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-
                          9997).
              10(j)       Second Amendment To Credit Agreement dated as
                          of March 30, 1990. Incorporated by reference to Exhibit 10(j)



              Exhibit
              Number      Description

                          of Form 10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-9997).
              10(k) Amended and Restated Credit Agreement dated December 31, 1990. Incorporated by reference to Exhibit 10(k) of Form 10-K filed by the Registrant for the year ended
                          December 31, 1990 (File No. 1-9997).
              10(l) Term Loan commitment with NCNB National Bank of Florida dated January 25, 1991.
                          Incorporated by reference to Exhibit 10(l) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
              10(l)(2) Agreement to extend NCNB Loan Maturity Date, dated February 4, 1992. Incorporated by reference to Exhibit 10(1)(2) of the Form 10-Q filed by the Registrant for the quarter ended September 30, 1992 (File No. 1-9997).
              10(l)(3) Agreement to Extend NCNB Loan Maturity Date, dated June 8, 1992. Incorporated by reference to Exhibit 10(1)(3) of the Form 10-Q filed by the Registrant for the quarter ended September 30, 1992 (File No. 1-9997).
              10(l)(4) Agreement to Extend NCNB Loan Maturity Date, dated September 30, 1992. Incorporated by reference to Exhibit 10(l)(4) of the Form 10-Q filed by the Registrant for the quarter ended September 30, 1992 (File No. 1-9997).
              10(l)(5)    Amendment to NCNB Loan Agreement, dated
                          January 28, 1993. Incorporated by reference to Exhibit 10(l)(5) of the Form 10-K filed by the Registrant for the year ended December 31, 1992 (File No. 1-9997).
              10(l)(6) Agreement to Extend NationsBank (NCNB) Loan Maturity Date, dated April 30, 1993. Incorporated by reference to Exhibit 10(l)(6) of the Form 10-Q filed by the Registrant for the quarter ended March 31, 1993 (File No. 1-
                          9997).
              10(l)(7) Commitment letter to Koger Equity, Inc. from NationsBank of Florida, N.A., to modify and extend mortgage loan, dated October 13, 1993. Incorporated by reference to Exhibit 10(l)(7) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-
                          9997).
              10(l)(8) Agreement to Extend NationsBank (NCNB) Loan Maturity Date, dated as of October 15, 1993. Incorporated by reference to Exhibit 10(l)(7) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-
                          9997).
              10(l)(9) Restated Loan Agreement between NationsBank of Florida, N.A., and Koger Equity, Inc., dated December 21, 1993. Incorporated by reference to Exhibit 10(1)(9) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
              10(m) Loan Agreement with Barnett Bank of Jacksonville, N.A. dated April 5, 1991. Incorporated by reference to Exhibit 10(m) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).



              Exhibit
              Number      Description

              10(m)(1) Commitment letter to Koger Equity, Inc., from Barnett Bank of Jacksonville, N.A., to modify and extend term loans, dated September 22, 1993. Incorporated by reference to Exhibit 10(m)(l) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-9997).
              10(m)(2) Consolidated Renewal Promissory Note between Barnett Bank of Jacksonville, N.A., and Koger Equity, Inc., dated December 21, 1993. Incorporated by reference to Exhibit 10(m)(2) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
              10(n)(1) Commitment Letter to Koger Equity, Inc. with First Union National Bank of Florida dated
                          April 19, 1991.  Incorporated by reference to
                          Exhibit 10(n)(1) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
              10(n)(2)    Amendment to commitment Letter to Koger
                          Equity, Inc. with First Union National Bank of Florida dated June 5, 1991. Incorporated by reference to Exhibit 10(n)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
              10(n)(3) Commitment Letter to Koger Equity of South Carolina, Inc. with First Union National Bank of Florida dated May 31, 1991. Incorporated by reference to Exhibit 10(n)(3) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
              10(n)(4) Commitment Letter to Koger Equity of South Carolina, Inc. with First Union National Bank of Florida dated May 31, 1991. Incorporated by reference to Exhibit 10(n)(4) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
              10(n)(5) Commitment Letter to Koger Equity of North Carolina, Inc. with First Union National Bank of Florida dated May 31, 1991. Incorporated by reference to Exhibit 10(n)(5) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
              10(n)(6) Amendment to Commitment Letter to Koger Equity of North Carolina, Inc. with First Union
                          National Bank of Florida dated June 5, 1991.
                          Incorporated by reference to Exhibit 10(n)(6) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
              10(n)(7) Loan Extension Agreement and Modification of Mortgage between Koger Equity, Inc., and First Union National Bank of Florida. Incorporated by reference to Exhibit 10(n)(7) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-9997).
              10(n)(8) Loan Extension Agreement and Modification of Mortgage and Assignment of Leases (and Consent of Guarantor) between Koger Equity of South Carolina, Inc., Koger Equity, Inc., and First Union National Bank of Florida. Incorporated by reference to Exhibit 10(n)(8) of Form 10-Q filed by the


              Exhibit
              Number      Description

                          Registrant for the quarter ended September 30,
                          1993 (File No. 1-9997).
              10(n)(9)    Loan Extension Agreement and Modification of
                          Deed of Trust (and Consent of Guarantor)
                          between Koger Equity of North Carolina, Inc.,
                          Koger Equity, Inc., and First Union National
                          Bank of Florida.  Incorporated by reference to
                          Exhibit 10(n)(9) of Form 10-Q filed by the
                          Registrant for the quarter ended September 30,
                          1993 (File No. 1-9997).
              10(n)(10)   Commitment letter to Koger Equity, Inc., with
                          First Union National Bank of Florida to
                          restructure loan, dated October 19, 1993.
                          Incorporated by reference to Exhibit 10(n)(10)
                          of Form 10-Q filed by the Registrant for the
                          quarter ended September 30, 1993 (File No.
                          1-9997).
              10(n)(11)   Consolidated Note between First Union National
                          Bank of Florida and Koger Equity, Inc., dated
                          December 21, 1993. Incorporated by reference to Exhibit 10(n)(11) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
              10(o)       Shareholders Agreement, dated August 9, 1993,
                          between the Company and TCW Special Credits, a California general partnership.
                          Incorporated by reference to Exhibit 10(o) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
              10(p)       Registration Rights Agreement, dated as of
                          August 9, 1993, between the company and TCW
                          Special Credits, a California general
                          partnership.  Incorporated by reference to
                          Exhibit 10(p) of Form 10-K filed by the
                          Registrant for the period ended December 31, 1993 (File No. 1-9997).
              10(q)(1)    Amended and Restated Management Agreement,
                          dated August 3, 1993, between The Koger
                          Partnership, Ltd. and Koger Properties, Inc.
                          Incorporated by reference to Exhibit 10(q)(1) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
             10(q)(2)     First Amendment to Amended and Restated
                          Management Agreement, dated December 21, 1993, between The Koger Partnership, Ltd. and Koger
                          Properties, Inc.  Incorporated by reference to
                          Exhibit 10(q)(2) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
              10(q)(3)    TKP Co-Management Agreement, dated as of
                          December 21, 1993, between The Koger
                          Partnership, Ltd. and the Company and
                          Southeast Properties Holding Corporation, Inc.
                          Incorporated by reference to Exhibit 10(q)(3) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
              10(q)(4)    Delegation of Duties Under TKP Co-Management
                          Agreement, dated as of December 21, 1993, between the Company and its wholly owned subsidiary, Koger Real Estate Services, Inc.
                          Incorporated by reference to Exhibit 10(q)(4) of Form 10-K


              Exhibit
              Number      Description

                          filed by the Registrant for the period ended
                          December 31, 1993 (File No. 1-9997).
              10(r)(1)    Incentive Fee Agreement, dated August 3, 1993,
                          between The Koger Partnership, Ltd. and Koger
                          Properties, Inc.Incorporated by reference to
                          Exhibit 10(r)(1) of Form 10-K filed by the
                          Registrant for the period ended
                          December 31, 1993 (File No. 1-9997).
              10(r)(2)    First Amendment to Incentive Fee Agreement,
                          dated December 21, 1993, between The Koger
                          Partnership, Ltd, and Koger Properties, Inc.
                          Incorporated by reference to Exhibit 10(r)(2)
                          of Form 10-K filed by the Registrant for the
                          period ended December 31, 1993 (File No. 1-9997).
              10(s)       Limited Recourse Guaranty and Security
                          Agreement, dated August 3, 1993, by The Koger
                          Partnership, Ltd. and Koger Properties, Inc.
                          in favor of the holders of the Basic
                          Ltd.  Incorporated by reference to Exhibit
                          10(s) of Form 10-K filed by the Registrant for
                          the period ended December 31, 1993 (File No.
                          1-9997).
              10(t)       Option and Purchase and Sale Agreement, dated
                          August 3, 1993, between The Koger Partnership,
                          Ltd. and Koger Properties, Inc.  Incorporated
                          by reference to Exhibit 10(t) of Form 10-K
                          filed by the Registrant for the period ended
                          December 31, 1993 (File No. 1-9997).
              10(u)       Subordination Agreement, dated as of August 3,
                          1993, executed and delivered by Koger
                          Properties, Inc.  Incorporated by reference to
                          Exhibit 10(u) of Form 10-K filed by the
                          Registrant for the period ended December 31,
                          1993 (File No. 1-9997).
              11          Earnings Per Share Computations.*
              21          Subsidiaries of the Registrant.*
              23          Independent Auditors' Consent.*
              27          Financial Data Schedule.*
              28(a)       Order Granting Debtor's Motion to Use Cash
                          Collateral entered in RE Chapter 11 of Koger
                          Properties, Inc. (Case No. 91-12294-8P1) by
                          United States Bankruptcy Court, Middle
                          District of Florida, Tampa Division.
                          Incorporated by reference to Exhibit 28 of Form 10-K filed by the Registrant for the year ended December 31, 1991 (File No. 1-9997).
              28(b)       First Amended and Restated Disclosure
                          Statement, dated as of March 1, 1993, pursuant to Section 1125 of the Bankruptcy Code to accompany First Amended and Restated Plan of
                          Reorganization dated as of March 1, 1993, for Koger Properties, Inc., proposed jointly by Koger Properties, Inc. and Koger Equity, Inc., including all exhibits thereto. Incorporated by reference to Exhibit 29 of Form 10-K filed by the Registrant for the year ended December
                          31, 1992 (File No. 1-9997).

  *Filed with this Report.

  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity,
 Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 KOGER EQUITY, INC.

 By:   IRVIN H. DAVIS
       Irvin H. Davis, President and
       Chief Executive Officer

 Date:  March 20, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                      Title                   Date

   IRVIN H. DAVIS        President, Chief Executive       March 20, 1995
  (Irvin H. Davis)       Officer and Director

   VICTOR A. HUGHES      Senior Vice President, Chief     March 20, 1995
  (Victor A. Hughes)     Financial Officer and Director

  JAMES L. STEPHENS      Treasurer and Chief Accounting   March 20, 1995
 (James L. Stephens)     Officer

   S. D. STONEBURNER     Chairman of the Board of         March 20, 1995
  (S. D. Stoneburner)    Directors and Director

   D. PIKE ALOIAN        Director                         March 20, 1995
  (D. Pike Aloian)

  BENJAMIN C. BISHOP     Director                         March 20, 1995
 (Benjamin C. Bishop)

                         Director
 (Charles E. Commander, III)

                         Director
 (David B. Hiley)

  G. CHRISTIAN LANTZSCH  Director                         March 20, 1995
 (G. Christian Lantzsch)

                         Director
 (Thomas K. Smith, Jr.)

   GEORGE F. STAUDTER    Director                         March 20, 1995
  (George F. Staudter)