Form 10-Q
period 1995-03-31
KOGER EQUITY INC
filed 1995-05-15
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           (Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES  EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995

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

  Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
          Class                               Outstanding at May 5, 1995
     Common Stock, $.01 par value                 17,739,057 shares

                     KOGER EQUITY, INC. AND SUBSIDIARIES

                                     INDEX
                                                                          Page
                                                                         Number
Part I. FINANCIAL INFORMATION

    Independent Accountants' Report...........................................2
 Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets
     March 31, 1995 and December 31, 1994.....................................3

    Condensed Consolidated Statements Of Operations
     for the Three Month Periods Ended
     March 31, 1995 and 1994..................................................4

    Condensed Consolidated Statement Of Changes in
     Shareholders' Equity for the Three Month Period
     Ended March 31,1995......................................................5

    Condensed Consolidated Statements Of Cash Flows
     for the Three Month Periods Ended March 31, 1995
     and 1994.................................................................6

    Notes to Condensed Consolidated Financial
     Statements for the Three Month Periods
     Ended March 31, 1995 and 1994............................................7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results Of Operations..................................10

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................14

Item 5. Other Information....................................................17

Item 6. Exhibits And Reports On Form 8-K.....................................19

Signatures...................................................................20

INDEPENDENT  ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville,  Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994, and the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE, LLP
Jacksonville, Florida
May 8, 1995


                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                      KOGER EQUITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                  MARCH 31,         DECEMBER 31,
                                                    1995                1994
ASSETS
Real Estate Investments:
     Operating properties:
          Land                                   $102,161              $102,161
          Buildings                               477,528               474,879
          Furniture and equipment                   1,306                 1,197
          Accumulated depreciation                (50,197)              (46,106)
               Operating properties - net         530,798               532,131
     Undeveloped land held for investment          33,054                33,054
     Undeveloped land held for sale, at lower
          of cost or market value                   2,958                 2,958
     Cash and temporary investments                25,543                23,315
     Accounts receivable, net of allowance for
          uncollectible rents of $334 and $362      3,527                 4,276
     Management fees and other receivables
          from TKPL                                 1,959                 1,851
     Cost in excess of fair value of net assets
          acquired from KPI, net of accumulated
          amortization of $855 and $688             9,138                 9,295
     Other assets                                   6,788                 6,926
               TOTAL ASSETS                      $613,765              $613,806
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Mortgages and loans payable                 $320,692              $323,765
     Accounts payable                               1,638                 2,823
     Accrued interest                               1,341                 1,047
     Accrued real estate taxes payable              2,260                   970
     Accrued liabilities - other                      249                 1,268
     Advance rents and security deposits            3,838                 3,332
          Total Liabilities                       330,018               333,205

Contingencies (Note 7)                                -                      -

Shareholders' Equity
Common stock                                          205                   205
Capital in excess of par value                    318,590               318,589
Warrants                                            2,251                 2,251
Accumulated dividends in excess of net income     (13,582)              (15,657)
Treasury stock, at cost                           (23,717)              (24,787)
Total Shareholders' Equity                        283,747               280,601
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY      $613,765              $613,806

See Notes to Condensed Consolidated Financial Statements.


                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - See Independent Accountants' Report)
                     (In thousands, except per share data)

                                                            Three Month Period
                                                              Ended March 31,
                                                          1995            1994
REVENUES
     Rental                                            $ 23,482       $ 23,073
     Other rental services                                  123            481
     Management fees ($1,006 and $785 from TKPL)          1,348          1,206
     Interest                                               365            148
     Gain on early retirement of debt                       128
          Total revenues                                 25,446         24,908

EXPENSES
     Property operations                                  9,709          9,378
     Mortgage and loan interest                           6,516          6,298
     Depreciation and amortization                        4,476          3,881
     General and administrative                           1,445          1,716
     Direct cost of management fees                         913            734
     Undeveloped land costs                                 162            201
     Loss on sale of assets                                   2              8
          Total expenses                                 23,223         22,216

INCOME BEFORE INCOME TAXES                                2,223          2,692
Income taxes                                                 19
NET INCOME                                              $ 2,204        $ 2,692

EARNINGS PER COMMON SHARE AND COMMON
     EQUIVALENT SHARE                                    $ 0.12         $ 0.15

WEIGHTED AVERAGE COMMON SHARES AND
     COMMON EQUIVALENT SHARES OUTSTANDING                17,747         17,597

See Notes to Condensed Consolidated Financial Statements.



                      KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
               (Unaudited - See Independent Accountants' Report)
                                 (In thousands)



                                                                 Accumulated                     Total
                                            Capital in           Dividends in                    Share-
                              Common Stock  Excess of            Excess of Net  Treasury Stock   holders'
                          Shares Par Value  Par Value  Warrants    Income       Shares   Costs   Equity

Balance, January 1, 1995  20,474 $205        $318,589    $2,251  $(15,657)      2,870 $(24,787) $280,601
Warrants Exercised                                  1                                                  1
401(K) Plan Contribution                                             (122)       (122)   1,010       888
Treasury Stock Reissued                                                (7)         (8)      60        53
Net Income                                                          2,204                          2,204
Balance, March 31, 1995   20,474 $205        $318,590    $2,251  $(13,582)      2,740 $(23,717) $283,747

See Notes to Condensed Consolidated Financial Statements.



                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited - See Independent Accountants' Report)
                                 (In thousands)
                                                            Three Month Period
                                                              Ended March 31,
                                                                1995      1994
OPERATING ACTIVITIES
     Net income                                              $ 2,204    $ 2,692
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                        4,476      3,881
          Accrued interest added to principal                    295        342
          Amortization of mortgage discounts                      44         52
          Gain on early debt repayment                          (128)
          Loss on sale of assets                                   2          8
          Increase (decrease) in accounts payable, accrued
               liabilities and other liabilities                 773       (732)
          Decrease in receivables and other assets               622         73
          Increase in receivable from TKPL                      (108)      (140)
               Net cash  provided by operating activities      8,180      6,176

INVESTING ACTIVITIES
     Tenant improvements to existing properties               (2,195)    (1,161)
     Building improvements to existing properties               (454)      (670)
     Deferred tenant costs                                      (139)       (51)
     Additions to furniture and equipment                       (109)       (30)
     Merger costs                                                          (109)
     Proceeds from sale of assets                                 62        403
     Cash acquired in purchase of assets from KPI                129          9
          Net cash used in investing activities               (2,706)    (1,609)

FINANCING ACTIVITIES
     Proceeds from sale of stock under Stock Investment Plan      53
     Proceeds from exercise of warrants and stock options          1
     Principal payments on mortgages and loans                (3,284)      (981)
     Financing costs                                             (16)        (6)
          Net cash used in financing activities               (3,246)      (987)

Net increase in cash and cash equivalents                      2,228      3,580
Cash and cash equivalents - beginning of period               23,315     18,566
Cash and cash equivalents - end of period                   $ 25,543   $ 22,146

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest               $  5,884   $  5,692
     Cash paid during the period for income taxes           $      4   $      0


See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 1995 AND 1994
               (Unaudited - See Independent Accountants' Report)

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

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1994, included in the Company's Form 10-K Annual Report for the year ended December 31, 1994. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date and is condensed.

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

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

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1994 and does not expect to have REIT taxable income during 1995, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $15,000 for alternative minimum tax during the quarter ended March 31, 1995. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level; however, under existing loan covenants the Company may be prohibited from paying dividends in excess of amounts required to maintain its status as a REIT, i.e. 95 percent of REIT taxable income. See Note 8, Dividends.

     4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the quarter ended March 31, 1995, the Company contributed 122,441 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 30, 1994. There were no material non-cash investing or financing transactions for the three month period ended March 31, 1994.

     5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

     6. MORTGAGES AND LOANS PAYABLE. At March 31, 1995, the Company had $320,692,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. During the quarter ended March 31, 1995, the Company fully repaid $2,167,000 of the outstanding balances of 12 tax notes assumed from KPI pursuant to the Merger.

     Annual maturities for mortgages and loans payable, which are gross of $1,029,000 of discounts, are as follows (in thousands):

     Year Ending December 31,
          1995               $  3,708
          1996                  7,980
          1997                 14,374
          1998                 20,220
          1999                  7,483
          Subsequent Years    267,956
               Total         $321,721

     In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

     7. LEGAL PROCEEDINGS. A derivative action against the Company in the U.S. District Court, Middle District of Florida, which commenced on October 29, 1990, has been resolved in favor of the Company. Various amended filings and counter-claims have been filed against the Company of which the Company does not believe that the outcome will materially affect its operations or financial position. Accordingly, no provision has been made in the consolidated financial statements for any liability that may result from this litigation.

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

     9. STOCK OPTIONS. Pursuant to the Company's Amended and Restated 1988 Stock Option Plan (the "1988 Plan"), the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted options to purchase 18,000 shares on February 21, 1995 to certain key employees at an exercise price of $7.50 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire seven years from the date of grant and are exercisable beginning one year from the date of grant at a cumulative annual rate of 20 percent of the shares covered by each option being fully exercisable five years after the date of grant. At March 31, 1995, options to purchase 493,725 shares pursuant to the 1988 Plan were outstanding, 284,950 shares of which were at an exercise price of $5.125 per share, 190,775 shares of which were at an exercise price of $7.625 per share and 18,000 shares of which were at an exercise price of $7.50 per share.

Pursuant to the Company's 1993 Stock Option Plan (the "1993 Plan"), the Compensation Committee granted options to purchase 279,800 shares on February 21, 1995 to certain key employees at an exercise price of $7.50 per share, which was the closing market price on the American Stock Exchange on the date of grant. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant.  At March 31, 1995,  options to
purchase 943,389 shares pursuant to the 1993 Plan were outstanding, 663,589 shares of which were at an exercise price of $7.625 per share and 279,800 shares of which were at an exercise price of $7.50 per share.

     10. SUBSEQUENT EVENT. During April, 1995, the Company acquired $21.5 million principal amount of TKPL New Secured Notes and $4.5 million principal amount of TKPL Converted Loan Notes for approximately $10.4 million in the aggregate. The Company obtained necessary modifications to its debt agreements which permitted the purchase of these debt instruments. The TKPL New Secured Notes and the TKPL Converted Loan Notes are collateralized by a pool of buildings owned by TKPL, mature during August, 2000 and accrue interest at 9 percent per annum. Following the full repayment of TKPL's reorganization financing, these notes will be repaid from the proceeds of an annual cash sweep mechanism and sales or refinancings of TKPL's office properties. Certain discounts will apply to early payments of principal in respect of these notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1994, Annual Report on Form 10-K.

     RESULTS OF OPERATIONS. Rental revenues totalled $23,482,000 for the quarter ended March 31, 1995, compared to $23,073,000 for the quarter ended March 31, 1994. The increase in rental revenues resulted primarily from the increase in the percentage leased rate in the Company's buildings. At March 31, 1995, the Company's buildings were on average 90 percent leased. At March 31, 1994, the Company's buildings were on average 89 percent leased. Other rental revenues declined $358,000 for the quarter ended March 31, 1995, compared to the same period last year, due to a reduction in these type of services requested by tenants in the Company's building.

     Management fee revenue totalled $1,348,000 for the quarter ended March 31, 1995, compared to $1,206,000 for the quarter ended March 31, 1994. This increase was due primarily to an increase in management fees earned from TKPL. On May 5, 1994, third party management contracts on two buildings terminated. Management fee revenue related to the management of these two buildings was approximately $61,000 for the quarter ended March 31, 1994.

     Interest revenues increased $217,000 for the quarter ended March 31, 1995, compared to the same period last year, due to (i) higher interest rates earned on the Company's temporary cash investments and (ii) the higher average balance of cash to invest.

     Property operating expenses include such charges as utilities, taxes, janitorial, maintenance and management costs. The amounts of property operating expenses and their percentages of rental revenues for the applicable periods are as follows:

                                                       Percent of
                                                       Total Rental
          Period                   Amount              Revenues
March 31, 1995 - Quarter           $9,709,000          41.1%
March 31, 1994 - Quarter           $9,378,000          39.8%

     Property operating expenses in 1995 were larger than 1994 primarily due to the increase in management cost for the Company's buildings. This increase resulted primarily from the payment of an incentive bonus during the quarter ended March 31, 1995. During 1994, this incentive bonus was paid during the quarter ended June 30, 1994.

     Interest expense increased by $218,000 during the quarter ended March 31, 1995, compared to the same period last year, primarily due to the increase in the interest rates on the Company's outstanding loans with variable interest rates. These loans bear interest at rates based upon such institutions' prime rates. The effect of increases in interest rates, on certain of the Company's debt, was partially offset by a reduction in the average balance of mortgages and loans payable for the quarter ended March 31, 1995, compared to the same period last year.

     Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 4 to 40 years. Depreciation expense increased $508,000 for the quarter ended March 31, 1995, compared to the same period last year, due to improvements made to the Company's existing properties during 1994. Amortization expense increased $87,000 for the quarter ended March 31, 1995, compared to the same period last year, due to amounts incurred for deferred tenant costs after March 31, 1994.

     General and administrative expenses for the quarters ended March 31, 1995 and 1994, totalled $1,445,000 and $1,716,000, respectively, which is 0.9 percent and 1.1 percent (annualized) of average invested assets. General and administrative expenses decreased primarily due to decreases in legal expenses and disbursement agent fees and expenses.

     Direct costs to generate management fees from TKPL and third party management contracts increased by $179,000 during the quarter ended March 31, 1995, compared to the same period last year. This increase resulted primarily from the payment of an incentive bonus during the quarter ended March 31, 1995. During 1994, this incentive bonus was paid during the quarter ended June 30, 1994.

     Net income decreased $488,000 during the three month period ended March 31, 1995 compared to the same period last year primarily due to the items detailed above.

                        LIQUIDITY AND CAPITAL RESOURCES.

     Operating Activities - The Company's primary internal sources of cash are the collection of rents and income from management fees with respect to properties managed for TKPL, Centoff Realty Company, Inc., and others. As a real estate investment trust (a "REIT") for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its taxable income. However, the Company currently expects that it will not be required to pay any dividends during 1995 to maintain its REIT status. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments through 1995.

     The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation provisions in existing leases. During the three months ended March 31, 1995, the Company generated approximately $8.2 million in net cash from operating activities.

     At March 31, 1995, leases representing approximately 24.5 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1995. This represents 889 leases for space in buildings located in 20 of the 21 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 1995, leases were renewed on approximately 70 percent of the Company's net rentable square feet which were scheduled to expire during the three month period. For those leases which renewed during the three months ended March 31, 1995, the average rental rate increased from $12.61 to $13.15. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1995 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods. During 1994 and 1995, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

     Governmental tenants (including the State of Florida and the United States Government) which account for approximately 22 percent of the Company's leased space at March 31, 1995, may be subject to budget reductions in times of recession and governmental austerity; therefore, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

     Investing Activities - At March 31, 1995, all of the Company's invested assets were in properties. Improvements to the Company's existing properties have been financed through internal operations. During the quarter ended March 31, 1995, the Company's expenditures for improvements to existing properties increased by $818,000 over the corresponding period of the prior year primarily due to increased leasing and renewal activity.

     During the quarter ended March 31, 1995, the Company sold various items of furnishings and equipment which it had acquired pursuant to the Merger for approximately $62,000, net of selling costs.

     The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

     Financing Activities - The Company has no open lines of credit, but has a cash balance at March 31, 1995 of $25,543,000. At March 31, 1995, the Company had 51 buildings which contain 1,387,130 net rentable square feet which are unencumbered. During the quarter ended March 31, 1995, the Company fully repaid $2,167,000 of the outstanding balances of 12 tax notes assumed from KPI pursuant to the Merger.

     Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $5.7 million over the next twelve months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and or preferred stock. However, due to existing market conditions, the Company has not been able to go forward with an equity offering on terms which it would consider satisfactory.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     A derivative action in the U.S. District Court, Middle District of Florida (the "District Court") was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the course of the Derivative Action, the plaintiffs therein further alleged Mr. Lobrano was liable to the Company for certain alleged acts of legal malpractice. During the pendency of the litigation a Special Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, was appointed to conduct an extensive investigation of the facts and circumstances surrounding the Derivative Action. Upon completion of its investigation, it was the conclusion of this committee that the ultimate best interest of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and realleged the cause of action against Stephen D. Lobrano ("Count II"); and a new cause of action against the members of the Special Litigation
Committee for alleged violation of fiduciary duties in conducting its investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special

Litigation Committee members should be dismissed, and (3) Count II should not be dismissed. The District Court adopted the Report and Recommendations of the United States Magistrate by order entered March 8, 1994. Subsequently, Mr. Lobrano filed his answer denying all of the material allegations of the Second Complaint, and raised affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm (the "Lobrano Defendants") also filed a counter claim against the Company (the "Counter Claim"), asserting that, in connection with the matters complained of in the Second Amended and Supplemental Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they had suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company moved to dismiss these claims, and moved in the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court") for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of the Counter-Claim against the Company was a violation of the confirmation order in the Chapter 11 Case (the "Confirmation Order"). On July 22, 1994, the Bankruptcy Court entered its order finding that the filing of the Counter-Claim was a violation of the Confirmation Order and in contempt of the Bankruptcy Court. The Counter-Claim was then subsequently dismissed. The Lobrano Defendants then filed an amended counter-claim (the "Amended Counter- Claim") against the Company asserting, among other things, that the Company, through its officers and directors, improperly shaped and influenced the Special Litigation Committee Report so that it contains inaccurate and false statements about the Lobrano Defendants which have, in turn, caused damage to the Lobrano Defendants. The Company moved to dismiss the Amended Counter-Claim on various grounds and renewed its motion that Mr. Lobrano, certain other members of his firm and their lawyers be held in contempt of the Confirmation Order by reason of the filing of the Amended Counter-Claim. On January 26, 1995, the Bankruptcy Court held that the filing of the Amended Counter-Claim violated the Confirmation Order, ordered that the Amended Counter-Claim be dismissed with prejudice on or before February 10, 1995, and imposed a fine of $500 per day on the Lobrano Defendants and their attorneys for each day thereafter that the Amended Counter-Claim remained pending. On February 2, 1995, the Amended Counter-Claim was dismissed with prejudice. The Company and the other parties to the Derivative

Action and related cross-claims and counterclaims have agreed on a settlement of all claims, subject to the preparation of mutually satisfactory documentation and the approval of the District Court. The Company does not believe that the outcome of this litigation will materially affect its operations or financial position.

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

Item 5. Other Information

     (a) The following table sets forth, with respect to the Company's centers at March 31, 1995, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                                            Average
                                        Net               Annual
                        Number        Rentable Percentage Rent Per
                          of           Square    Leased   Square
  Center              Buildings         Feet     (1)     Foot (2)
Atlanta Chamblee           22          947,920   93%     $13.86
Austin                     12          370,860   93%      13.93
Charlotte Carmel            1          109,600   91%      15.68
Charlotte East             11          468,820   86%      12.85
El Paso                    14          251,930   96%      12.63
Greensboro South           13          610,470   93%      13.23
Greenville                  8          290,560   88%      13.36
Jacksonville Baymeadows     4          468,000  100%      14.78
Jacksonville Central       32          677,540   88%      11.16
Memphis Germantown          3          258,400   92%      15.56
Miami                       1           96,800   98%      19.00
Norfolk West                1           59,680  100%      16.15
Orlando Central            22          565,220   90%      13.47
Orlando University          2          159,600   88%      15.03
Raleigh Crossroads          1           77,500   99%      15.93
San Antonio                26          788,670   79%      11.01
St. Petersburg             15          519,320   94%      12.55
Tallahassee Apal. Pkwy     14          408,500   91%      15.56
Tallahassee Cap. Circle     4          300,700  100%      17.41
Tulsa North                 2          103,520   88%      10.27
Tulsa South                11          372,760   79%       9.24

        TOTAL             219        7,906,370   90%     $13.38

     (1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

     (2) Rental rates are computed by dividing annual gross rental revenues for a center by the net rentable square feet applicable to such gross rental revenues.

(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1995 and calendar years 1996 through 2003, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on March 31, 1995 and on the terms of leases in effect as of March 31, 1995, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 70 percent of the Company's net rentable square feet which were scheduled to expire during the quarter ended March 31, 1995.


                                 Percentage of   Average                               Percentage
                                 Total Square    Annual Rent                           of Total
        Number of  Number of     Feet Leased     per Square      Total Annual        Annual Rents
        Leases     Square Feet   Represented by  Foot Under      Rents Under         Represented by
Period  Expiring   Expiring      Expiring Leases Expiring Leases Expiring Leases     Expiring Leases
  1995   889        1,671,704          23.4%       $14.05       $23,481,469                24.5%
  1996   679        1,343,905          18.8%        12.83        17,243,442                18.0%
  1997   495        1,356,958          18.9%        13.53        18,360,719                19.2%
  1998   270        1,395,612          19.5%        13.26        18,508,611                19.3%
  1999   124          629,666           8.8%        12.46         7,848,283                 8.2%
  2000    45          310,288           4.3%        14.50         4,500,319                 4.7%
  2001     6           74,711           1.0%        12.86           960,664                 1.0%
  2002     5          106,255           1.5%        12.72         1,351,689                 1.4%
  2003    11           76,301           1.1%        13.78         1,051,669                 1.1%
  OTHER    7          195,877           2.7%        12.95         2,536,244                 2.6%

 TOTAL 2,531        7,161,277         100.0%       $13.38       $95,843,109               100.0%

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits


               Exhibit
               Number        Description
               15            Letter re: Unaudited interim financial information.
               27            Financial Data Schedule.

          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

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




                              KOGER EQUITY, INC.
                              Registrant





                             [VICTOR A. HUGHES]
                              VICTOR A. HUGHES
                              SENIOR VICE PRESIDENT AND
                              CHIEF FINANCIAL OFFICER

Dated: May 10, 1995


                             [JAMES L. STEPHENS]
                              JAMES L. STEPHENS
                              TREASURER AND
                              CHIEF ACCOUNTING OFFICER