Form 10-Q
period 1995-06-30
KOGER EQUITY INC
filed 1995-08-14
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995

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

               Class                      Outstanding at August 4, 1995
   Common Stock, $.01 par value                  17,744,821 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                          Page
                                                                         Number
PART I.   FINANCIAL INFORMATION

         Independent Accountants' Report................................     2
Item 1.        Financial Statements:

         Condensed Consolidated Balance Sheets
            June 30, 1995 and December 31, 1994.........................     3

         Condensed Consolidated Statements of Operations
            for the Three Month and Six Month Periods Ended
            June 30, 1995 and 1994......................................     4

         Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Six Month Period
            Ended June 30, 1995.........................................     5

         Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 1995
            and 1994....................................................     6

         Notes to Condensed Consolidated Financial
            Statements for the Three and Six Month Periods
            Ended June 30, 1995 and 1994................................     7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    10

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    14

Item 4.  Submission of Matters to a Vote of Security Holders ...........    16

Item 5.  Other Information..............................................    17

Item 6.  Exhibits and Reports on Form 8-K...............................    19

Signatures..............................................................    20

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 1995, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994, the condensed consolidated statement of changes in shareholders' equity for the six month period ended June 30, 1995 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE  LLP
Jacksonville, Florida
August  9, 1995


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)
                                                                                       June 30,        December 31,
                                                                                         1995              1994
ASSETS                                                                                 --------        ------------
Real Estate Investments:
   Operating properties:
     Land                                                                            $  102,161       $  102,161
     Buildings                                                                          481,091          474,879
     Furniture and equipment                                                              1,389            1,197
     Accumulated depreciation                                                           (54,270)         (46,106)
                                                                                      ----------      -----------
       Operating properties - net                                                       530,371          532,131
   Undeveloped land held for investment                                                  33,054           33,054
   Undeveloped land held for sale, at lower of
     cost or market value                                                                 2,958            2,958
   Investment in TKPL mortgage notes                                                     10,689
Cash and temporary investments                                                           17,420           23,315
Accounts receivable, net of allowance for
   uncollectible rents of $332 and $362                                                   3,931            4,276
Management fees and other receivables from TKPL                                           2,773            1,851
Cost in excess of fair value of net assets acquired from
   KPI, net of accumulated amortization of $1,013 and $688                                8,952            9,295
Other assets                                                                              7,382            6,926
                                                                                     -----------      -----------
       TOTAL ASSETS                                                                  $  617,530       $  613,806
                                                                                     ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Mortgages and loans payable                                                       $  318,753       $  323,765
   Accounts payable                                                                       1,726            2,823
   Accrued interest                                                                       1,596            1,047
   Accrued real estate taxes payable                                                      4,561              970
   Accrued liabilities - other                                                              917            1,268
   Advance rents and security deposits                                                    4,151            3,332
                                                                                     -----------     ------------
       Total Liabilities                                                                331,704          333,205
                                                                                     -----------     ------------
Contingency (Note 8)                                                                      -                -
Shareholders' Equity
   Common stock                                                                             205              205
   Capital in excess of par value                                                       318,590          318,589
   Warrants                                                                               2,251            2,251
   Accumulated dividends in excess of net income                                        (11,560)         (15,657)
   Treasury stock, at cost                                                              (23,660)         (24,787)
                                                                                     -----------      -----------
       Total Shareholders' Equity                                                       285,826          280,601
                                                                                     -----------      -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  617,530       $  613,806
                                                                                     ===========      ===========
See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)


                                                                     Three Month Period         Six Month Period
                                                                       Ended June 30,            Ended June 30,
                                                                 ---------------------       ---------------------
                                                                   1995         1994           1995         1994
REVENUES                                                         --------     --------       --------     --------
  Rental                                                         $ 24,255     $ 23,190       $ 47,737     $ 46,263
  Other rental services                                               151          217            274          698
  Management fees ($875, $810,  $1,881 and
      $1,595 from TKPL)                                             1,406        1,038          2,754        2,244
  Interest                                                            294          233            659          381
  Gain on early retirement of debt                                     19                         147
                                                                 --------     --------       --------     --------
      Total                                                        26,125       24,678         51,571       49,586
                                                                 --------     --------       --------     --------
EXPENSES
  Property operations                                               9,840        9,836         19,549       19,214
  Mortgage and loan interest                                        6,567        6,502         13,083       12,800
  Depreciation and amortization                                     4,406        3,897          8,882        7,778
  General and administrative                                        2,175        1,492          3,620        3,208
  Provision for uncollectible rents                                                 54                          54
  Direct cost of management fees                                      935          728          1,848        1,462
  Undeveloped land costs                                              152          225            314          426
  Loss on sale of assets                                                1           53              3           61
  Settlement of litigation and related
     attorneys fees                                                              2,120                       2,120
  Provision for loss on land held for sale                                         846                         846
                                                                 --------     --------       --------     --------
     Total                                                         24,076       25,753         47,299       47,969
                                                                 --------     --------       --------     --------
INCOME (LOSS) BEFORE INCOME TAXES                                   2,049       (1,075)         4,272        1,617
Income taxes                                                           23                          42
                                                                 --------     --------       --------     --------
NET INCOME (LOSS)                                               $   2,026     $ (1,075)     $   4,230    $   1,617
                                                                 ========     ========       ========     ========
EARNINGS (LOSS) PER COMMON SHARE
   AND COMMON EQUIVALENT SHARE                                  $    0.11     $  (0.06)     $    0.24    $    0.09
                                                                 ========     ========       ========     ========
WEIGHTED AVERAGE COMMON
  SHARES AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                               17,841       17,597         17,794       17,597
                                                                 ========     ========       ========     ========

See Notes to Condensed Consolidated Financial Statements.


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)



                                                                            Accumulated                                 Total
                                                 Capital in                 Dividends in                                Share-
                                Common Stock      Excess of                 Excess of Net   Treasury Stock            holders'
                            Shares    Par Value   Par Value   Warrants         Income      Shares      Costs           Equity

Balance, January 1, 1995     20,474       $205   $318,589      $2,251        $(15,657)     2,870     $(24,787)       $280,601
Warrants Exercised                                      1                                                                   1
401(K) Plan Contribution                                                         (122)      (122)       1,010             888
Treasury Stock Reissued                                                           (11)       (14)         117             106
Net Income                                                                      4,230                                   4,230
                             ------       ----   --------      ------       ----------     -----     ---------       --------
Balance, June 30, 1995       20,474       $205   $318,590      $2,251       $ (11,560)     2,734     $(23,660)       $285,826
                             ======       ====   ========      ======       ==========     =====     =========       ========
See Notes to Condensed Consolidated Financial Statements.



                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                       Six Month Period
                                                                                        Ended June 30,
                                                                                 -------------------------
                                                                                   1995             1994
                                                                                 --------         --------
OPERATING ACTIVITIES
    Net income                                                                 $   4,230        $    1,617
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                               8,882             7,778
       Provision for litigation settlement                                                           2,000
       Provision for loss on land held for sale                                                        846
       Accrued interest added to principal                                           393               685
       Amortization of mortgage discounts                                             88               120
       Gain on early debt repayment                                                 (147)
       Loss on sale of assets                                                          3                61
       Provision for uncollectible rents                                                                54
       Increase in accounts payable, accrued
         liabilities and other liabilities                                         4,398             2,337
       Increase in receivables and other assets                                      (46)           (1,930)
       Increase in receivable from TKPL                                             (922)             (701)
                                                                                 --------         --------
         Net cash provided by operating activities                                16,879            12,867
                                                                                 --------         --------
INVESTING ACTIVITIES
     Purchase of TKPL mortgage notes                                             (10,689)
     Tenant improvements to existing properties                                   (4,605)           (2,869)
     Building improvements to existing properties                                 (1,607)           (1,435)
     Deferred tenant costs                                                          (644)             (230)
     Additions to furniture and equipment                                           (192)             (204)
     Merger costs                                                                                     (129)
     Proceeds from sale of assets                                                     61               459
     Cash acquired in purchase of assets from KPI                                    157             1,528
                                                                                 --------         --------
        Net cash used in investing activities                                    (17,519)           (2,880)
                                                                                 --------         --------

FINANCING ACTIVITIES
     Proceeds from sale of stock under Stock Investment Plan                         106
     Proceeds from exercise of warrants and stock options                              1                 3
     Principal payments on mortgages and loans                                    (5,346)           (3,353)
     Financing costs                                                                 (16)              (43)
                                                                                 --------         --------
       Net cash used in financing activities                                      (5,255)           (3,393)
                                                                                 --------         --------

Net increase (decrease) in cash and cash equivalents                              (5,895)            6,594
Cash and cash equivalents - beginning of period                                   23,315            18,566
                                                                                 --------         --------
Cash and cash equivalents - end of period                                      $  17,420        $   25,160
                                                                                 ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                                  $  12,004        $   11,465
                                                                                 ========         ========
     Cash paid during the period for income taxes                              $      39        $
                                                                                 ========         ========
See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1995 AND 1994
                (Unaudited - See Independent Accountants' Report)


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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1994 and does not expect to have REIT taxable income during 1995, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $30,000 for alternative minimum tax for the six month period ended June 30, 1995. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level; however, under existing loan covenants the Company may be prohibited from paying dividends in excess of amounts necessary to maintain its status as a REIT. See Note 9, Dividends.

     4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the six month period ended June 30, 1995, the Company contributed 122,441 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 30, 1994. There were no material non-cash investing or financing transactions for the six month period ended June 30, 1994.

     5. EARNINGS (LOSS) PER COMMON SHARE. Earnings (loss) per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

     6. INVESTMENT IN TKPL MORTGAGE NOTES. During April, 1995, the Company acquired $21.0 million principal amount of TKPL New Secured Notes and $4.5 million principal amount of TKPL Converted Loan Notes for approximately $10.7 million in the aggregate. During July, 1995, the Company acquired an additional $6.8 million principal amount of TKPL New Secured Notes for $6.8 million. The TKPL New Secured Notes and the TKPL Converted Loan Notes are collateralized by a pool of buildings owned by TKPL, mature during August, 2000 and accrue interest at 9 percent per annum. The Company's accounting for these notes is on the cost-recovery method. Cash received will be applied first against the recorded amount of these notes until it is reduced to zero. Further, receipts of cash will then be recognized as income. As of June, 30, 1995, no cash has been received on these notes, therefore, no interest revenue or discount amortization has been recognized in the Condensed Consolidated Statements of Operations. With the sale of substantially all of TKPL's operating properties on July 31, 1995, these notes will be repaid during the quarter ended September 30, 1995, subject to a 10 percent discount of the principal, due to the early repayment, as provided for in the TKPL Plan of Reorganization.

     7. MORTGAGES AND LOANS PAYABLE. At June 30, 1995, the Company had $318,753,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. During the six month period ended June 30, 1995, the Company fully repaid $3,023,000 of the outstanding balances of 17 tax notes assumed from KPI pursuant to the Merger.

Annual maturities for mortgages and loans payable, which are gross of $985,000 of discounts, are as follows (in thousands):

           Year Ending December 31,
                1995                                        $   2,424
                1996                                            7,823
                1997                                           14,204
                1998                                           20,035
                1999                                            7,381
                Subsequent Years                              267,871
                                                            ---------
                   Total                                    $ 319,738
                                                            =========

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

         8. LEGAL PROCEEDINGS. A derivative action against the Company in the U.S. District Court, Middle District of Florida, which commenced on October 29, 1990, has been resolved in favor of the Company. Various amended filings and counter-claims have been filed against the Company of which the Company does not believe that the outcome will materially affect its operations or financial position. Accordingly, no provision has been made in the consolidated financial statements for any liability that may result from this litigation.

         9. DIVIDENDS. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted if necessary to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. The terms of the secured debt of the Company provide that the Company will be subject to certain dividend limitations which, however, will not restrict the Company from paying the dividends required to maintain its qualification as a REIT. In the event that the Company no longer qualifies as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of the Company's bank lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1995, 1996 and 1997, $11 million unless imposition of the limit would cause loss of REIT status and
(b) in 1998 and 1999, $11 million regardless of impact on REIT status.

         10. STOCK OPTIONS AND RIGHTS. Pursuant to the Company's 1993 Stock Option Plan (the "1993 Plan"), the Compensation Committee of the Company's Board of Directors granted options to purchase 14,000 shares on May 15, 1995 to certain key employees at an exercise price of $8.125 per share, which was the closing market price on the American Stock Exchange on the date of grant. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. At June 30, 1995, options to purchase 957,389 shares pursuant to the 1993 Plan were outstanding, 663,589 shares of which were at an exercise price of $7.625 per share, 279,800 shares of which were at an exercise price of $7.50 per share and 14,000 shares of which were at an exercise price of $8.125 per share.

On June 29, 1995 all stock purchase options which had been granted during 1988 pursuant to the 1988 Stock Purchase Option Plan expired. None of the granted stock purchase options were exercised between the date of grant and the date of expiration.

     11. SUBSEQUENT EVENTS. On July 31, 1995, the Company sold three office buildings, containing 233,980 net rentable square feet, and two undeveloped land parcels, totalling approximately 44 acres, for $25,260,000. Proceeds from the sale were used in part to repay approximately $21.4 million of mortgage loans on the three buildings. On July 28, 1995, the Company acquired an additional $6.8 million principal amount of TKPL New Secured Notes for $6.8 million.

         On July 31, 1995, Southeast, as the managing general partner, closed the sale of 90 office buildings and related land of TKPL for an aggregate gross sales price of $152.5 million. The Company expects to receive approximately $31,260,000 in repayment for the TKPL mortgage notes which the Company purchased during 1995. In addition, management currently believes that the proceeds from the sale of TKPL's operating properties will be sufficient to repay approximately $14,000,000 of TKPL's subordinated note to Southeast.

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

RESULTS OF OPERATIONS. Rental revenues totalled $24,255,000 for the quarter ended June 30, 1995, compared to $23,190,000 for the quarter ended June 30, 1994. The increase in rental revenues resulted primarily from increases in the percentage leased rate and the average rental rate in the Company's buildings. At June 30, 1995, the Company's buildings were on average 90 percent leased with an average rental rate of $13.58. Rental revenues increased to $47,737,000 during the six month period ended June 30, 1995, compared to $46,263,000 during the same period last year, primarily for the same reasons mentioned above. Other rental revenues declined $66,000 and $424,000, respectively, for the three and six month periods ended June 30, 1995, compared to the same periods last year, due to the reduction in these type of services requested by tenants in the Company's buildings.

Management fee revenues totalled $1,406,000 for the quarter ended June 30, 1995, compared to $1,038,000 for the quarter ended June 30, 1994. This increase was due primarily to an increase in management fees earned from Centoff Realty Company, Inc. ("Centoff"). Management fee revenues increased to $2,754,000 during the six month period ended June 30, 1995, compared to $2,244,000 during the same period last year, primarily due to increases in the management fees earned from Centoff and TKPL. On May 5, 1994, third party management contracts on two buildings terminated due to a change of ownership for these buildings. Management fee revenue related to the management of these two buildings was approximately $79,000 for the six month period ended June 30, 1994.

Interest revenues increased $61,000 for the quarter ended June 30, 1995, compared to the same period last year, due to higher interest rates earned on the Company's temporary cash investments. Interest revenues increased $278,000 for the six month period ended

June 30, 1995, compared to the same period last year, due to (i) higher interest rates earned on the Company's temporary cash investments and (ii) the higher average balance of cash to invest.

Property operating expenses include such charges as utilities, taxes, janitorial, maintenance and management costs. The amounts of property operating expenses and their percentages of rental revenues for the applicable periods are as follows:

                                                                 % of Rental
                  Period                 Amount                    Revenues
         June 30, 1995 - Quarter        $ 9,840,000                   40.3%
         June 30, 1994 - Quarter          9,836,000                   42.0%
         June 30, 1995 - Six Months      19,549,000                   40.7%
         June 30, 1994 - Six Months      19,214,000                   40.9%

For the six month period ended June 30, 1995, property operating expenses increased $335,000 due primarily to the increase in management cost for the Company's buildings.

Interest expense increased by $65,000 and $283,000 respectively, during the three and six month periods ended June 30, 1995, compared to the same periods last year, primarily due to the increase in the interest rates on the Company's outstanding loans with variable interest rates. These loans bear interest at rates based upon such institutions' prime rates. The effect of increases in interest rates, on certain of the Company's debt, was partially offset by a reduction in the average balance of mortgages and loans payable for the three and six month periods ended June 30, 1995, compared to the same periods last year.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 4 to 40 years. Depreciation expense increased $491,000 and $999,000 respectively, for the three and six month periods ended June 30, 1995, compared to the same periods last year, due to improvements made to the Company's existing properties during 1994. Amortization expense increased $18,000 and $105,000 respectively, for the three and six month periods ended June 30, 1995, compared to the same periods last year, due primarily to amounts incurred for deferred tenant costs after June 30, 1994.

General and administrative expenses for the three month periods ended June 30, 1995 and 1994, totalled $2,175,000 and $1,492,000, respectively, which is 1.4 percent and 1.0 percent (annualized) of average invested assets. General and administrative expenses for the six month periods ended June 30, 1995 and 1994, totalled $3,620,000 and $3,208,000, respectively, which is 1.2 percent and 1.1 percent of average invested assets. General and administrative expenses increased primarily due to (i) increases in professional fees incurred, (ii) increases in the accrual for the Company's contribution to the 401(k) Plan, and
(iii) increases in the accrual for compensation expense related to stock appreciation rights granted in conjunction with stock options.

Direct costs of management contracts increased $207,000 and $386,000 respectively, for the three and six months periods ended June 30, 1995, compared to the same periods last year, due to increased costs associated with providing property management services for the TKPL and Centoff management contracts.

Net income totalled $2,026,000 for the quarter ended June 30, 1995, compared to net loss of $1,075,000 for the corresponding period of 1994. This improvement is due to (i) increases in rental revenues and (ii) no requirement for provisions related to litigation settlement and loss on land held for sale during the three months ended June 30, 1995. These items were partially offset by the increase in depreciation and amortization expense. Net income increased $2,613,000 during the six month period ended June 30, 1995, compared to the same period last year due to the same items detailed above.

On July 31, 1995, the Company sold three office buildings and two land parcels for $25,260,000. Proceeds from the sale were used in part to repay approximately $21.4 million of outstanding mortgage loans. The major revenues and expenses related to the buildings sold for the six month period ended June 30, 1995 are as follows:

         Rental revenues                     $1,929,000
         Property operations expense            798,000
         Mortgage and loan interest expense     757,000
         Depreciation expense                   233,000

LIQUIDITY AND CAPITAL RESOURCES.

         Operating Activities - The Company's primary internal sources of cash are the collection of rents and income from management fees with respect to properties managed for TKPL, Centoff Realty Company, Inc., and others. As a real estate investment trust (a "REIT") for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. However, the Company currently expects that it will not be required to pay any dividends during 1995 to maintain its REIT status. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments through 1995.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation provisions in existing leases. During the six months ended June 30, 1995, the Company generated approximately $16.9 million in net cash from operating activities.

At June 30, 1995, leases representing approximately 15.2 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1995. This represents 602 leases for space in buildings located in 20 of the 21 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 1995, leases were renewed on approximately 73 percent of the Company's net rentable square feet which were scheduled to expire during the six month period. For those leases which renewed during the six months ended June 30, 1995, the average rental rate increased from $13.77 to $14.19. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1995 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods. During 1994 and 1995, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 22.5 percent of the Company's leased space at June 30, 1995, may be subject to budget reductions in times of recession and governmental austerity; therefore, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

         Investing Activities - At June 30, 1995, the Company's invested assets were in properties and mortgage notes receivable from TKPL. Improvements to the Company's existing properties have been financed through internal operations. During the six month period ended June 30, 1995, the Company's expenditures for improvements to existing properties increased by $1,908,000 over the corresponding period of the prior year primarily due to increased leasing and renewal activity.

During April, 1995, the Company acquired $21.0 million principal amount of TKPL New Secured Notes and $4.5 million principal amount of TKPL Converted Loan Notes for approximately $10.7 million in the aggregate. During July, 1995, the Company acquired an additional $6.8 million principal amount of TKPL New Secured Notes for $6.8 million. The Company obtained necessary modifications to its debt agreements which permitted the purchase of these debt instruments. The TKPL New Secured Notes and the TKPL Converted Loan Notes are collateralized by a pool of buildings owned by TKPL, mature during August, 2000 and accrue interest at 9 percent per annum. With the sale of substantially all of TKPL's operating properties on July 31, 1995, these notes will be repaid during the quarter ended September 30, 1995.

During the six month period ended June 30, 1995, the Company sold various items of furnishings and equipment which it had acquired pursuant to the Merger for approximately $61,000 net of selling costs.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

         Financing Activities - The Company has no open lines of credit, but has a cash balance at June 30, 1995 of $17,420,000. During the six month period ended June 30, 1995, the Company fully repaid $3,023,000 of the outstanding balances of 17 tax notes assumed from KPI pursuant to the Merger.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.9 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and/or preferred stock. However, due to existing market conditions, the Company has not been able to go forward with an equity offering on terms which it would consider satisfactory.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace
F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the pendency of the litigation a Special Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, was appointed to conduct an extensive investigation of the facts and circumstances surrounding the Derivative Action. Upon completion of its investigation, it was the conclusion of this committee that the ultimate best interests of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); and alleged a new cause of action against Stephen D. Lobrano for legal malpractice ("Count II"); and a new cause of action against the members of the Special Litigation Committee for alleged violation of fiduciary duties in conducting their investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Second Amended and Supplemental Complaint and Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II against Mr. Lobrano should not be dismissed. The District Court adopted the Report and Recommendations of the United States Magistrate by order entered March 8, 1994. Subsequently, Mr. Lobrano filed his answer denying all of the material allegations of the Second Amended and Supplemental Complaint, and raised affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm (the "Lobrano Defendants") also filed a counter claim against the Company (the "Counter-Claim"), asserting that, in connection with the matters complained of in the Second Amended and Supplemental Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they had suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company moved to dismiss the Counter-Claim, and moved in the United States Bankruptcy Court for the Middle District (the "Bankruptcy Court") of Florida for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of the Counter-Claim against the Company was a violation of the confirmation order in the Chapter 11 Case (the "Confirmation Order"). On July 22, 1994, the Bankruptcy Court entered its order finding that the filing of the Counter-Claim was a violation of the Confirmation Order and in contempt of the Bankruptcy Court. The Counter-Claim was then subsequently dismissed. The Lobrano Defendants then filed an amended counter-claim (the "Amended CounterClaim") against the Company asserting, among other things, that the Company, through its officers and directors, improperly shaped and influenced the Special Litigation Committee Report so that it contains inaccurate and false statements about the Lobrano Defendants which have, in turn, caused damage to the Lobrano Defendants. The Company moved to dismiss the Amended Counter-Claim on various grounds and renewed its motion that Mr. Lobrano, certain members of his firm and their lawyers be held in contempt of the Confirmation Order by reason of the filing of the Amended Counter-Claim. On January 26, 1995, the Bankruptcy Court held that the filing of the Amended CounterClaim violated the Confirmation Order, ordered that the Amended Counter-Claim be dismissed with prejudice on or before February 10, 1995, and imposed a fine of $500 per day on the Lobrano Defendants and their attorneys for each day thereafter that the Amended Counter-Claim remained pending. On February 2, 1995, the Amended CounterClaim was dismissed with prejudice. The Company and the other parties to the Derivative Action and related cross-claims and counter-claims have agreed on a settlement of all claims and have submitted documentation thereof to the District Court, which must determine whether to approve this settlement after notice to stockholders of the Company. The Company does not believe that the outcome of this litigation will materially affect its operations or financial position.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Item 5.  Other Information
(a) The following table sets forth, with respect to the Company's centers at June 30, 1995, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                      Average
                                                          Net                                          Annual
                                     Number             Rentable           Percentage                 Rent Per
                                      of                 Square              Leased                    Square
    Center                         Buildings              Feet                 (1)                    Foot (2)
    ------                         ---------            --------           ----------                 --------
Atlanta Chamblee                       22                 947,920              94%                  $  14.20
Austin                                 12                 370,860              95%                     14.44
Charlotte Carmel                        1                 109,600              96%                     15.74
Charlotte East                         11                 468,820              84%                     12.56
El Paso                                14                 251,930              96%                     12.81
Greensboro South                       13                 610,470              92%                     13.27
Greenville                              8                 290,560              88%                     13.39
Jacksonville Baymeadows                 4                 468,000             100%                     14.81
Jacksonville Central                   32                 677,540              90%                     11.13
Memphis Germantown                      3                 258,400              93%                     16.44
Miami (3)                               1                  96,800              98%                     18.76
Norfolk West (3)                        1                  59,680              95%                     16.18
Orlando Central                        22                 565,220              90%                     13.64
Orlando University                      2                 159,600              82%                     16.19
Raleigh Crossroads (3)                  1                  77,500              99%                     15.93
San Antonio                            26                 788,670              76%                     11.18
St. Petersburg                         15                 519,320              92%                     12.58
Tallahassee Apal. Pkwy                 14                 408,500              91%                     15.50
Tallahassee Cap. Circle                 4                 300,700             100%                     17.59
Tulsa North                             2                 103,520              86%                     10.52
Tulsa South                            11                 372,760              81%                      9.35
                                      ---               ---------
   TOTAL                              219               7,906,370              90%                  $  13.58
                                      ===               =========              ===                  ========

(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing annual gross rental revenues for a center by the net rentable square feet applicable to such gross rental revenues.

(3)      These office buildings were sold on July 31, 1995.



(b) The following  schedule sets forth for all of the Company's office buildings
(i) the number of leases which will expire during the remainder of calender year
1995 and calendar years 1996 through 2003, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on June 30, 1995 and on the terms of leases in effect as of June 30, 1995, on the basis of then existing base rentals, and without regard to the exercise of options to renew.
Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 73 percent of the Company's net rentable square feet which were scheduled to expire during the six month period ended June 30, 1995.


                                        Percentage of           Average                                 Percentage
                                        Total Square          Annual Rent                                of Total
            Number of     Number of      Feet Leased           per Square         Total Annual         Annual Rents
             Leases     Square Feet     Represented by         Foot Under          Rents Under        Represented by
Period      Expiring      Expiring      Expiring Leases     Expiring Leases      Expiring Leases     Expiring Leases
------      ---------   -----------     ---------------     ---------------      ---------------     ---------------
1995            602       1,091,574          15.1%              $13.70             $ 14,956,056          15.2%
1996            851       1,675,699          23.1%               13.53               22,672,783          23.1%
1997            497       1,343,304          18.6%               13.63               18,315,514          18.6%
1998            335       1,506,821          20.8%               13.35               20,109,364          20.5%
1999            128         637,546           8.8%               12.78                8,147,497           8.3%
2000             71         441,530           6.1%               14.95                6,599,773           6.7%
2001             10         135,303           1.9%               14.16                1,915,610           2.0%
2002              6         107,758           1.5%               12.71                1,369,470           1.4%
2003             12          93,111           1.3%               15.03                1,399,914           1.4%
OTHER             9         202,680           2.8%               13.73                2,783,103           2.8%
              -----       ---------         ------                                  -----------         ------
   TOTAL      2,521       7,235,326         100.0%              $13.58              $98,269,084         100.0%
              =====       =========         ======              ======              ===========         ======

                                       18

Item 6.  Exhibits and Reports on Form 8-K

         (a)          Exhibits


                      Exhibit
                      Number Description
                      ------ -----------
                      10(v)  License Agreement, dated as of July 28, 1995,
                             between Koger Equity, Inc. and Koger Realty
                             Services, Inc.
                      15     Letter re: Unaudited interim financial information.
                      27     Financial Data Schedule.

         (b)          Reports on Form 8-K
                      On May 25, 1995, the Company filed a Form 8-K reporting under Item 5, Other Events, that The Koger Partnership, Ltd. (the "Partnership") of which Southeast Properties Holding Corporation, Inc., a subsidiary of the Company, is the managing general partner, entered into an agreement for the sale of all the properties of the Partnership and providing under
                      Item 7, Financial Statements and Exhibits, a copy of the press release announcing the agreement of sale of properties of the Partnership.

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

Dated: August 10, 1995


                               [JAMES L. STEPHENS]
                               JAMES L. STEPHENS
                               TREASURER AND
                               CHIEF ACCOUNTING OFFICER