Form 10-Q/A
period 1995-06-30
KOGER EQUITY INC
filed 1995-09-25
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A
         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995

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

Dated: September 25, 1995


                               [JAMES L. STEPHENS]
                               JAMES L. STEPHENS
                               TREASURER AND
                               CHIEF ACCOUNTING OFFICER