Form 10-Q
period 1995-09-30
KOGER EQUITY INC
filed 1995-11-13
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
         (Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to ___________

                          Commission File Number 1-9997

                               KOGER EQUITY, INC.
             (Exact name of registrant as specified in its charter)

             FLORIDA                           59-2898045
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)     Identification No.)


                     3986 BOULEVARD CENTER DRIVE, SUITE 101
                           JACKSONVILLE, FLORIDA                 32207
                  (Address of principal executive off          (Zip Code)

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

        Class                       Outstanding at November 6, 1995
    Common Stock, $.01 par value          17,750,515 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                          Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...............................    2

    Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994...................    3

            Condensed Consolidated Statements of Operations
               for the Three and Nine Month Periods Ended
               September 30, 1995 and 1994................................    4

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Nine Month Period
               Ended September 30, 1995...................................    5

            Condensed Consolidated Statements of Cash Flows
               for the Nine Month Periods Ended September 30, 1995
               and 1994...................................................    6

            Notes to Condensed Consolidated Financial
               Statements for the Three and Nine Month Periods
               Ended September 30, 1995 and 1994..........................    7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   10

PART II.    OTHER INFORMATION

    Item 1.  Legal Proceedings............................................   15

    Item 5.  Other Information............................................   18

    Item 6.  Exhibits and Reports on Form 8-K.............................   20

    Signatures    ........................................................   21

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 1995, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994, the condensed consolidated statement of changes in shareholders' equity for the nine month period ended September 30, 1995 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE  LLP
Jacksonville, Florida
November  3, 1995




                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)


                                                                   September 30,    December 31,
                                                                       1995           1994
                                                                    ---------      ---------
ASSETS
Real Estate Investments:
   Operating properties:
     Land                                                              $  98,727    $ 102,161
     Buildings                                                           466,435      474,879
     Furniture and equipment                                               1,459        1,197
     Accumulated depreciation                                            (57,952)     (46,106)
                                                                       ---------    ---------
       Operating properties - net                                        508,669      532,131
   Undeveloped land held for investment                                   26,931       33,054
   Undeveloped land held for sale, at lower of
     cost or market value                                                  3,350        2,958
Cash and temporary investments                                            18,881       23,315
Accounts receivable, net of allowance for
   uncollectible rents of $443 and $362                                    5,454        4,276
Management fees and other receivables from TKPL                            2,188        1,851
Cost in excess of fair value of net assets acquired from
   KPI, net of accumulated amortization of $315 and $688                   2,241        9,295
Other assets                                                               9,110        6,926
                                                                       ---------    ---------
       TOTAL ASSETS                                                    $ 576,824    $ 613,806
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Mortgages and loans payable                                         $ 255,975    $ 323,765
   Accounts payable                                                        2,088        2,823
   Accrued interest                                                          190        1,047
   Accrued real estate taxes payable                                       5,575          970
   Accrued liabilities - other                                             4,153        1,268
   Advance rents and security deposits                                     3,984        3,332
                                                                       ---------    ---------
       Total Liabilities                                                 271,965      333,205
                                                                       ---------    ---------

Contingency (Note 9)                                                        --           --
Shareholders' Equity
   Common stock                                                              205          205
   Capital in excess of par value                                        318,594      318,589
   Warrants                                                                2,251        2,251
   Retained earnings (Accumulated dividends in excess of net income)       7,426      (15,657)
   Treasury stock, at cost                                               (23,617)     (24,787)
                                                                       ---------    ---------
       Total Shareholders' Equity                                        304,859      280,601
                                                                       ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 576,824    $ 613,806
                                                                       =========    =========

See Notes to Condensed Consolidated Financial Statements.

                                        3

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)


                                                           Three Month Period  Nine Month Period
                                                           Ended September 30, Ended September 30,
                                                             1995      1994      1995      1994
REVENUES
   Rental                                                  $23,762   $23,426   $71,499   $69,689
   Other rental services                                       119       355       393     1,053
   Management fees ($320, $836, $2,201 and
      $2,431 from TKPL)                                      1,489     1,368     4,243     3,612
   Interest                                                 13,471       345    14,130       726
   Gain on TKPL note to Southeast                            5,988               5,988
   Gain on early retirement of debt                            739                 886
                                                           -------   -------   -------   -------
      Total                                                 45,568    25,494    97,139    75,080
                                                           -------   -------   -------   -------

EXPENSES
   Property operations                                      10,774    10,883    30,323    30,151
   Mortgage and loan interest                                5,610     6,548    18,693    19,348
   Depreciation and amortization                             4,906     4,201    13,788    11,979
   General and administrative                                2,142       850     5,762     4,058
   Direct cost of management fees                            1,040     1,087     2,888     2,549
   Provision for loss on land held for sale                    970       150       970       996
   Undeveloped land costs                                      130       125       444       551
   Loss on sale of assets                                      185         6       188        67
   Settlement of litigation and related costs                   83        24        83     2,144
   Other                                                       742                 742
                                                           -------   -------   -------   -------
      Total                                                 26,582    23,874    73,881    71,843
                                                           -------   -------   -------   -------

INCOME BEFORE INCOME TAXES                                  18,986     1,620    23,258     3,237
Income taxes                                                     3       188        45       188
                                                           -------   -------   -------   -------

NET INCOME                                                 $18,983   $ 1,432   $23,213   $ 3,049
                                                           =======   =======   =======   =======

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
      Primary                                              $  1.05   $  0.08   $  1.30   $  0.17
                                                           =======   =======   =======   =======
      Fully Diluted                                        $  1.04   $  0.08   $  1.29   $  0.17
                                                           =======   =======   =======   =======

WEIGHTED AVERAGE COMMON
  SHARES AND COMMON EQUIVALENT
  SHARES OUTSTANDING:
      Primary                                               18,157    17,978    17,916    17,726
                                                           =======   =======   =======   =======
      Fully Diluted                                         18,317    17,978    17,970    17,726
                                                           =======   =======   =======   =======

See Notes to Condensed Consolidated Financial Statements


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)



                                                                            Retained
                                                                            Earnings
                                                                          (Accumulated                     Total
                                    Common Stock  Capital in              Dividends in                     Share-
                                              Par    Excess of           Excess of Net Treasury  Stock    holders'
                                 Shares     Value    Par Value   Warrants   Income)    Shares     Cost     Equity
                                 ------    ------   ----------   --------- ----------  ------    ------    -------

Balance, January 1, 1995       20,474    $    205    $ 318,589    $2,251   $(15,657)   2,870   $(24,787)   $280,601
Warrants Exercised                                           2                                                    2
Stock Options Exercised             1                        3                                       (3)
401(K) Plan Contribution                                                       (122)    (122)     1,010         888
Treasury Stock Reissued                                                          (8)     (20)       163         155
Net Income                                                                   23,213                          23,213
                              -------     -------    ---------    ------   --------    -----   --------    --------
Balance, September 30, 1995    20,475    $    205    $ 318,594    $2,251   $  7,426    2,728   $(23,617)   $304,859
                              =======    ========    =========    ======   ========    =====   ========    ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                    Nine Month Period
                                                                   Ended September 30,
                                                                     1995        1994
                                                                   --------    --------
OPERATING ACTIVITIES
    Net income                                                    $ 23,213    $  3,049
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                13,788      11,979
       Provision for loss on land held for sale                        970         996
       Loss on sale of assets                                          188          67
       Provision for litigation settlements                             50       2,000
       Gain on TKPL unsecured note to Southeast                     (5,988)
       Gain on early debt repayment                                   (886)
       Accrued interest added to principal                             457       1,005
       Amortization of mortgage discounts                              131         169
       Provision for uncollectible rents                               125         109
       Increase in accounts payable, accrued
         liabilities and other liabilities                           7,387       3,192
       Increase in receivables and other assets                     (3,766)     (3,658)
       Increase in receivable from TKPL                               (337)       (830)
                                                                  --------    --------
         Net cash provided by operating activities                  35,332      18,078
                                                                  --------    --------
INVESTING ACTIVITIES
     Purchase of TKPL mortgage notes                               (18,192)
     Tenant improvements to existing properties                     (5,986)     (4,861)
     Building improvements to existing properties                   (3,467)     (2,926)
     Deferred tenant costs                                            (660)       (489)
     Additions to furniture and equipment                             (262)       (311)
     Merger costs                                                     (338)
     Proceeds from TKPL mortgage notes                              18,192
     Proceeds from TKPL unsecured note to Southeast                 12,400
     Proceeds from sale of assets                                   25,252         520
     Cash acquired in purchase of assets from KPI                      308       2,135
                                                                  --------    --------
            Net cash provided by (used in) investing activities     27,585      (6,270)
                                                                  --------    --------
FINANCING ACTIVITIES
     Proceeds from sale of stock under Stock Investment Plan           155
     Proceeds from exercise of warrants and stock options                2           8
     Principal payments on mortgages and loans                     (67,492)     (7,104)
     Financing costs                                                   (16)       (104)
                                                                  --------    --------
          Net cash used in financing activities                    (67,351)     (7,200)
                                                                  --------    --------
Net increase (decrease) in cash and cash equivalents                (4,434)      4,608
Cash and cash equivalents - beginning of period                     23,315      18,566
                                                                  --------    --------
Cash and cash equivalents - end of period                         $ 18,881    $ 23,174
                                                                  ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                     $ 18,909    $ 17,295
                                                                  ========    ========
     Cash paid during the period for income taxes                 $     42    $    188
                                                                  ========    ========

See Notes to Condensed Consolidated Financial Statements

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1995 AND 1994
                (Unaudited - See Independent Accountants' Report)

     1. BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc., its wholly-owned subsidiaries and Koger Realty Services, Inc. (the "Company"). All significant intercompany transactions have been eliminated. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1994, included in the Company's Form 10-K Annual Report for the year ended December 31, 1994. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the nine month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

During the quarter ended September 30, 1995, Koger Realty Services, Inc. ("KRSI") was incorporated for the purpose of providing leasing and property management services to owners of commercial office buildings. The Company has purchased all of the preferred stock of KRSI which represents approximately 95 percent of the economic benefits of this entity. The common stock of KRSI is owned by the officers and certain employees of KRSI, some of which are also officers of Koger Equity, Inc. KRSI is not a qualified real estate investment trust subsidiary under the Internal Revenue Code of 1986 (the "Code") and, therefore, will be subject to Federal income tax. For financial reporting, but not for tax, purposes, KRSI will be consolidated with the Company. Currently, KRSI provides leasing and property management services for 93 office buildings owned by Koala Realty Holding Company, Inc. ("Koala"), an investment entity for which J.P. Morgan Investment Management, Inc. acts as the investment manager.

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1994 and does not expect to have REIT taxable income during 1995, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $30,000 for alternative minimum tax for the nine month period ended September 30, 1995. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level; however, under existing loan covenants the Company may be prohibited from paying dividends in excess of amounts necessary to maintain its status as a REIT. See Note 10, Dividends.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the nine month period ended September 30, 1995, the Company contributed 122,441 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 30, 1994. There were no material non-cash investing or financing transactions for the nine month period ended September 30, 1994.

     5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

         6. INVESTMENT IN TKPL MORTGAGE NOTES. During April, 1995, the Company acquired $21.0 million principal amount of TKPL New Secured Notes and $4.5 million principal amount of TKPL Converted Loan Notes for approximately $10.7 million in the aggregate. During July, 1995, the Company acquired an additional $6.8 million principal amount of TKPL New Secured Notes for $6.8 million. The Company's accounting for these notes is on the cost-recovery method. During the quarter ended September 30, 1995, substantially all of TKPL's operating properties were sold and the Company's investments in the TKPL New Secured Notes and the TKPL Converted Loan Notes were retired by TKPL. Cash received was applied first against the recorded amount of these notes, including certain costs incurred to acquire these notes, until it was reduced to zero. Further receipts of cash, which totalled approximately $13,068,000, have been recognized as interest income.

         7. TKPL NOTE TO SOUTHEAST. Immediately prior to the Merger, KPI transferred its interest in a restructured unsecured note from TKPL, with a principal amount of approximately $31 million, to Southeast. At that time, the Company determined that the TKPL unsecured note had no value. This note was subordinated to substantially all other indebtedness of TKPL and has a contractual interest rate of 10 percent. No interest or principal payments were due on this note until all other debt of TKPL was repaid. With the sale of substantially all of TKPL's operating properties during the quarter ended September 30, 1995, all TKPL debt which was senior to this note was repaid and the Company has received $12.4 million in partial repayment of this note. The Company has recorded a gain on the TKPL note to Southeast of $5,988,000, which was calculated as follows:

         Proceeds from TKPL unsecured note to Southeast            $12,400,000
         Partial write-off of Cost in Excess of Fair Value of
              Net Assets Acquired from KPI                          (6,412,000)
                                                                   -------------
                   Gain on TKPL Note to Southeast                 $  5,988,000
                                                                    ============

         8. MORTGAGES AND LOANS PAYABLE. At September 30, 1995, the Company had $255,975,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. During the nine month period ended September 30, 1995, the Company fully repaid $3,958,000 of the outstanding balances of 22 tax notes assumed from KPI pursuant to the Merger. With the proceeds from the sale of three office buildings, the Company repaid approximately $21.4 million of mortgage loans during the quarter ended September 30, 1995. In addition, the Company repaid approximately $39.5 million of the outstanding balances of mortgages and loans payable during the quarter ended September 30, 1995. These early repayments resulted in the release of 37 buildings, containing 1,175,380 net rentable square feet, which had been collateral for these loans.

Annual maturities for mortgages and loans payable, which are gross of $941,000 of discounts, are as follows (in thousands):

         Year Ending December 31,
          1995                                      $       990
          1996                                            4,116
          1997                                           12,926
          1998                                           19,328
          1999                                            5,774
          Subsequent Years                              213,782
                                                       ---------
                Total                                  $256,916
                                                       =========

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

         9. LEGAL PROCEEDINGS. A derivative action against the Company in the U.S. District Court, Middle District of Florida (the "District Court"), which commenced on October 29, 1990, has been resolved in favor of the Company. Various amended filings and counterclaims have been filed against the Company of which the Company does not believe that the outcome will materially affect its operations or financial position. The Company and the other parties to this derivative action have agreed on a settlement of all claims and have submitted documentation thereof to the District Court, which must determine whether to approve the settlement after notice to stockholders of the Company. During the quarter ended September 30, 1995, the Company recorded a provision for settlement of this litigation which totalled $50,000.

     10. DIVIDENDS. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted if necessary to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws.

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

         11. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Company's Board of Directors has adopted a supplemental executive retirement plan (the "SERP"). The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company's 401(k) Plan. The document establishing the SERP, which became effective on June 28, 1995, was executed by the Company on August 18, 1995. The benefits are based on years of service and the employee's average annual base salary during the last three calendar years of employment. The Company does not plan to fund the SERP.

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

RESULTS OF OPERATIONS. On July 31, 1995, the Company sold three office buildings and two land parcels for $25,260,000. Proceeds from the sale were used in part to repay approximately $21.4 million of outstanding mortgage loans. The major revenues and expenses related to the buildings and land sold for the three and nine month periods ended September 30, 1995 are as follows:
                                                    Periods Ended
                                                  September 30, 1995
                                                  ------------------
                                               Three              Nine
                                               Months             Months
                                               ------             ------
   Rental revenues                            $311,000          $2,240,000
   Property operations expense                  87,000             885,000
   Mortgage and loan interest expense          788,000           1,545,000
   Depreciation expense                         39,000             272,000

Rental revenues totalled $23,762,000 for the quarter ended September 30, 1995, compared to $23,426,000 for the quarter ended September 30, 1994. The increase in rental revenues resulted primarily from increases in the percentage leased rate and the average rental rate in the Company's buildings. At September 30, 1995, the Company's buildings were on average 90 percent leased with an average rental rate of $13.58. Rental revenues increased to $71,499,000 during the nine month period ended September 30, 1995, compared to $69,689,000 during the same period last year, primarily for the same reasons mentioned above. Other rental revenues declined $236,000 and $660,000, respectively, for the three and nine month periods ended September 30, 1995, compared to the same periods last year, due to the reduction in these type of services requested by tenants in the Company's buildings.

Management fee revenues totalled $1,489,000 for the quarter ended September 30, 1995, compared to $1,368,000 for the quarter ended September 30, 1994. This increase was due primarily to (i) an increase in fees earned from the management of buildings sold by TKPL to Koala on August 1, 1995 and (ii) the management fees earned from the three buildings sold by the Company to Koala on the same date. Management fee revenues increased to $4,243,000 during the nine month period ended September 30, 1995, compared to $3,612,000 during the same period last year, primarily due to the same items detailed above. On May 5, 1994, third party management contracts on two buildings terminated due to a change of ownership for these buildings. Management fee revenue related to the management of these two buildings was approximately $110,000 for the nine month period ended September 30, 1994.

Interest revenues increased $13,126,000 for the quarter ended September 30, 1995, compared to the same period last year, due to (i) interest revenue associated with the TKPL mortgage notes ($13,068,000), (ii) higher interest rates earned on the Company's temporary cash investments and (iii) the higher average balance of cash to invest. Interest revenues increased $13,404,000 for the nine month period ended September 30, 1995, compared to the same period last year, due to (i) interest revenue associated with the TKPL mortgage notes ($13,068,000), (ii) higher interest rates earned on the Company's temporary cash investments and (iii) the higher average balance of cash to invest.

Property   operating   expenses  include  such  charges  as  utilities,   taxes,
janitorial, maintenance, provision for uncollectible rents and management costs. The amounts of property operating expenses and their percentages of total rental revenues for the applicable periods are as follows:
                                                              % of Rental
                   Period                      Amount          Revenues
         ----------------------------------- --------------   ----------
         September 30, 1995 - Quarter        $10,774,000       45.1%
         September 30, 1994 - Quarter        $10,883,000       45.8%
         September 30, 1995 - Nine Months    $30,323,000       42.2%
         September 30, 1994 - Nine Months    $30,151,000       42.6%

For the nine month period ended September 30, 1995, property operating expenses increased $172,000 due primarily to the increase in management cost for the Company's buildings.

Interest expense decreased by $938,000 and $655,000, respectively, during the three and nine month periods ended September 30, 1995, compared to the same periods last year, primarily due to (i) the reduction in the average balance of mortgages and loans payable and (ii) the forgiveness of accrued interest on certain debt due to early repayment ($1,362,000) which was partially offset by yield maintenance payments required due to early repayment of certain mortgages ($882,000). At September 30, 1995, the weighted average interest on the Company's outstanding debt was 7.7 percent.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 4 to 40 years. Depreciation expense increased $518,000 and $1,517,000, respectively, for the three and nine month periods ended September 30, 1995, compared to the same periods last year, due to improvements made to the Company's existing properties during 1994 and 1995. Amortization expense increased $187,000 and $292,000, respectively, for the three and nine month periods ended September 30, 1995, compared to the same periods last year, due primarily to amounts incurred for deferred tenant costs after September 30, 1994.

General and administrative expenses for the three month periods ended September 30, 1995 and 1994, totalled $2,142,000 and $850,000, respectively, which is 1.4 percent and 0.6 percent (annualized) of average invested assets. General and administrative expenses for the nine month periods ended September 30, 1995 and 1994, totalled $5,762,000 and $4,058,000, respectively, which is 1.3 percent and
0.9 percent of average invested assets. General and administrative expenses increased for the nine month period ended September 30, 1995, compared to the same period last year, primarily due to (i) increases in professional fees and payroll costs incurred, (ii) increases in the accrual for the Company's contribution to the 401(k) Plan ($343,000), (iii) the accrual for expense related to the SERP ($101,000), and (iv) increases in the accrual for compensation expense related to stock appreciation rights granted in conjunction with stock options ($778,000).

Direct costs of management contracts decreased $47,000 for the three month period ended September 30, 1995, compared to the same period last year, due to decreased costs associated with providing property management services for all management contracts. Direct costs of management contracts increased $339,000 for the nine month period ended September 30, 1995, compared to the same period last year, due to increased costs associated with providing property management services for the TKPL and Centoff Realty Company management contracts during the six month period ended June 30, 1995.

During the quarter ended September 30,1995, the Company recorded a provision for loss on land held for sale which totalled $970,000. This provision for loss is based upon a contract for the sale of a land parcel (approximately 8.1 acres) which is located adjacent to a center sold to Koala, which sale had not closed as of September 30, 1995. Contingent upon the assurances which can be received from the local government concerning the square footage of office buildings which can be constructed on this land parcel, the contract price ranges between $2,000,000 and $2,970,000.

During the quarter ended September 30, 1995, the Company recorded other expenses related to costs incurred for potential public and private offerings of equity securities which management has determined have no future value.

Net income totalled $18,983,000 for the quarter ended September 30, 1995, compared to net income of $1,432,000 for the corresponding period of 1994. This improvement is due to (i) the interest revenue associated with the Company's investment in the TKPL mortgage notes, (ii) the gain associated with the partial repayment of a TKPL note to Southeast, (iii) the gain on early repayment of certain debt, and (iv) the reduction in mortgage and loan interest. These items were partially offset by the increase in depreciation and amortization expense, general and administrative expense, and the provision for loss on land held for sale. Net income increased $20,164,000 during the nine month period ended September 30, 1995, compared to the same period last year. This improvement is due to (i) increases in rental revenues, (ii) the interest revenue associated with the Company's investment in the TKPL mortgage notes, (iii) the gain associated with the partial repayment of a TKPL note to Southeast, (iv) the gain on early repayment of certain debt, and (v) the reduction in mortgage and loan interest. These items were partially offset by the increase in depreciation and amortization expense and general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES.

         Operating Activities - The Company's primary internal sources of cash are the collection of rents and income from management fees with respect to properties managed for TKPL, Centoff Realty Company, Inc., and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carry forwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. However, the Company currently expects that it will not be required to pay any dividends during 1995 to maintain its REIT status. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments through 1995.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation provisions in existing leases. During the nine months ended September 30, 1995, the Company generated approximately $35.3 million in net cash from operating activities.

At September 30, 1995, leases representing approximately 7.7 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1995. This represents 352 leases for space in buildings located in 16 of the 18 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 1995, leases were renewed on approximately 70 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period. For those leases which renewed during the nine months ended September 30, 1995, the average rental rate increased from $13.68 to $14.51. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1995 and 1996 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods. During 1994 and 1995, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 23.2 percent of the Company's leased space at September 30, 1995, may be subject to budget reductions in times of recession and governmental austerity; therefore, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands or curtail their need for additional office space.

         Investing Activities - At September 30, 1995, the Company's invested assets were in properties. Improvements to the Company's existing properties have been financed through internal operations. During the nine month period ended September 30, 1995, the Company's expenditures for improvements to existing properties increased by $1,666,000 over the corresponding period of the prior year primarily due to increased leasing and renewal activity.

During April, 1995, the Company acquired $21.0 million principal amount of TKPL New Secured Notes and $4.5 million principal amount of TKPL Converted Loan Notes for approximately $10.7 million in the aggregate. During July, 1995, the Company acquired an additional $6.8 million principal amount of TKPL New Secured Notes for $6.8 million. The Company obtained necessary modifications to its debt agreements which permitted the purchase of these debt instruments. During the quarter ended September 30, 1995, the TKPL New Secured Notes and the TKPL Converted Loan Notes acquired by the Company were retired by TKPL.

During the three months ended September 30, 1995, Southeast received $12.4 million as partial repayment of the TKPL unsecured note acquired from KPI pursuant to the Merger.

During the nine month period ended September 30, 1995, the Company sold various items of furnishings and equipment which it had acquired pursuant to the Merger for approximately $78,000 net of selling costs. On July 31, 1995, the Company sold three office buildings, containing 233,980 net rentable square feet, and two undeveloped land parcels, totalling approximately 44 acres, for $25,260,000.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

         Financing Activities - The Company has no open lines of credit, but has a cash balance at September 30, 1995 of $18,881,000. During the nine month period ended September 30, 1995, the Company fully repaid $3,958,000 of the outstanding balances of 22 tax notes assumed from KPI pursuant to the Merger. With the proceeds from the sale of three office buildings, the Company repaid approximately $21.4 million of mortgage loans during the quarter ended September 30, 1995. In addition, the Company repaid approximately $39.5 million of the outstanding balances of mortgages and loans payable during the quarter ended September 30, 1995. These early repayments resulted in the release of 37 buildings, containing 1,175,380 net rentable square feet, which had been collateral for these loans. At September 30, 1995, the Company had 86 buildings, containing 2,516,230 net rentable square feet, which were unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.1 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and/or preferred stock. However, due to existing market conditions, the Company has not been able to go forward with an equity offering on terms which it would consider satisfactory.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         A derivative action in the District Court was commenced on October 29, 1990, by Howard Greenwald and Albert and Phyllis Schlesinger, shareholders of the Company, against the Company, KPI, all of the then current directors of the Company, including: Ira M. Koger, James B. Holderman, Allen R. Ransom, Wallace
F. E. Kienast, S. D. Stoneburner, Yank D. Coble, Jr., G. Christian Lantzsch, A. Paul Funkhouser and Stephen D. Lobrano, alleging breach of fiduciary duty by favoring KPI over the interest of the Company and failing to disclose or intentionally misleading the public as to the Company's cash flow, dividend and financing policies and status, and seeking damages therefor (the "Derivative Action"). During the pendency of the litigation a Special Litigation Committee, which was composed of outside independent members of the Company's Board of Directors, was appointed to conduct an extensive investigation of the facts and circumstances surrounding the Derivative Action. Upon completion of its investigation, it was the conclusion of this committee that the ultimate best interests of the Company and its shareholders would not be served in prosecuting this litigation. Subsequently, the Company moved that the Derivative Action be dismissed under the provisions of Florida law. Thereafter, the plaintiffs filed a Second Amended and Supplemental Complaint which realleged the original cause of action ("Count I"); alleged a new cause of action against Stephen D. Lobrano for legal malpractice ("Count II"); and alleged a new cause of action against the members of the Special Litigation Committee for violation of fiduciary duties in conducting their investigation ("Count III"). During 1993, the Company filed further motions seeking dismissal of the Second Amended and Supplemental Complaint. On January 27, 1994, the United States Magistrate issued his Report and Recommendation concerning the Second Amended and Supplemental Complaint and Derivative Action, which recommended that (1) Count I should be dismissed pursuant to the Special Litigation Committee Report, (2) Count III against the Special Litigation Committee members should be dismissed, and (3) Count II against Mr. Lobrano should not be dismissed. The District Court adopted the Report and Recommendations of the United States Magistrate by order entered March 8, 1994. Subsequently, Mr. Lobrano filed his answer denying all of the material allegations of the Second Amended and Supplemental Complaint, and raised affirmative defenses, including, without limitation, the defense that Mr. Lobrano was at all times acting under the direction of the officers and directors of KPI. Mr. Lobrano and his law firm (the "Lobrano Defendants") also filed a counter claim against the Company (the "Counter-Claim"), asserting that, in connection with the matters complained of in the Second Amended and Supplemental Complaint, Mr. Lobrano and his law firm acted under the direction and control of the officers and directors of KPI, that they had suffered out-of-pocket expenses and reputation damage to their business due to the directions of the officers and directors of KPI, and that they are entitled to contribution or indemnity from the Company, as the successor of KPI under the Merger consummated pursuant to the KPI Plan of Reorganization in its Chapter 11 Bankruptcy Case, in respect of such damages. They have brought similar cross claims against Ira M. Koger, Allen R. Ransom and Wallace F. E. Kienast, former officers and directors of KPI. The Company moved to dismiss the Counter-Claim, and moved in the United States Bankruptcy Court for the Middle District (the "Bankruptcy Court") of Florida for an order holding Mr. Lobrano, the other members of his firm and his lawyers in contempt on the grounds that any such claims against KPI were discharged in its Chapter 11 Case and that the filing of the Counter-Claim against the Company was a violation of the confirmation order in the Chapter 11 Case (the "Confirmation Order"). On July 22, 1994, the Bankruptcy Court entered its order finding that the filing of the Counter-Claim was a violation of the Confirmation Order and in contempt of the Bankruptcy Court. The Counter-Claim was then subsequently dismissed. The Lobrano Defendants then filed an amended counter-claim (the "Amended Counter-Claim") against the Company asserting, among other things, that the Company, through its officers and directors, improperly shaped and influenced the Special Litigation Committee Report so that it contains inaccurate and false statements about the Lobrano Defendants which have, in turn, caused damage to the Lobrano Defendants. The Company moved to dismiss the Amended Counter-Claim on various grounds and renewed its motion that Mr. Lobrano, certain members of his firm and their lawyers be held in contempt of the Confirmation Order by reason of the filing of the Amended Counter-Claim. On January 26, 1995, the Bankruptcy Court held that the filing of the Amended Counter-Claim violated the Confirmation Order, ordered that the Amended Counter-Claim be dismissed with prejudice on or before February 10, 1995, and imposed a fine of $500 per day on the Lobrano Defendants and their attorneys for each day thereafter that the Amended Counter-Claim remained pending. On February 2, 1995, the Amended Counter-Claim was dismissed with prejudice. The Company and the other parties to the Derivative Action and related cross- claims and counter-claims have agreed on a settlement of all claims and have submitted documentation thereof to the District Court, which must determine whether to approve this settlement after notice to stockholders of the Company, which notice has been sent to stockholders. Under the terms of this settlement, a fund in the amount of $100,000 will be created, of which $50,000 will be contributed by the Lobrano Defendants and $50,000 will be contributed by the Company. The Company does not believe that the outcome of this litigation will materially affect its operations or financial position.

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

Item 5.  Other Information

(a) The following table sets forth, with respect to the Company's centers at September 30, 1995, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                     Average
                                                           Net                                       Annual
                                      Number             Rentable           Percentage              Rent Per
                                        of                Square              Leased                 Square
    Center                          Buildings              Feet                (1)                  Foot (2)
   -------                          ---------           ----------          ---------               --------

Atlanta Chamblee                        22                947,920               95%                   $14.26
Austin                                  12                370,860               93%                    14.97
Charlotte Carmel                         1                109,600              100%                    15.83
Charlotte East                          11                468,820               75%                    12.69
El Paso                                 14                251,930               97%                    12.97
Greensboro South                        13                610,470               88%                    13.25
Greenville                               8                290,560               88%                    13.46
Jacksonville Baymeadows                  4                468,000               99%                    15.60
Jacksonville Central                    32                677,540               93%                    11.47
Memphis Germantown                       3                258,400               97%                    16.74
Orlando Central                         22                565,220               90%                    13.45
Orlando University                       2                159,600               87%                    16.37
San Antonio                             26                788,670               78%                    11.39
St. Petersburg                          15                519,320               94%                    12.58
Tallahassee Apal. Pkwy                  14                408,500               93%                    15.57
Tallahassee Cap. Circle                  4                300,700              100%                    17.66
Tulsa North                              2                103,520               89%                    10.56
Tulsa South                             11                372,760               82%                     9.41
                                     -----             ----------

   TOTAL                               216              7,672,390               90%                   $13.58
                                      ====              =========              ====                   ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing annualized gross rental revenues for a center by the net rentable square feet applicable to such gross rental revenues.

(b) The following  schedule sets forth for all of the Company's office buildings
(i) the number of leases which will expire during the remainder of calender year 1995 and calendar years 1996 through 2003, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on September 30, 1995 and on the terms of leases in effect as of September 30, 1995, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 70 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period ended September 30, 1995.


                                        Percentage of          Average                               Percentage
                                        Total Square         Annual Rent                            of Total
          Number of       Number of      Feet Leased         per Square          Total Annual        Annual Rents
           Leases       Square Feet     Represented by       Foot Under           Rents Under        Represented by
Period    Expiring       Expiring      Expiring Leases     Expiring Leases      Expiring Leases     Expiring Leases
------    ---------  --------------    ---------------     ---------------      ---------------     ---------------
1995            352         567,581           8.2%              $12.80            $   7,265,471           7.7%
1996            967       1,663,975          24.0%               13.42               22,331,719          23.7%
1997            516       1,358,191          19.6%               13.63               18,517,698          19.7%
1998            394       1,615,429          23.3%               13.65               22,052,285          23.5%
1999            132         658,072           9.5%               12.80                8,423,875           9.0%
2000             85         517,513           7.5%               15.44                7,992,631           8.5%
2001             12         143,656           2.1%               13.63                1,958,278           2.1%
2002              6         121,728           1.8%               13.60                1,655,390           1.8%
2003             10          72,195           1.0%               13.79                  995,463           1.0%
OTHER             9         204,680           3.0%               13.68                2,800,023           3.0%
           --------     -----------       --------                                -------------       --------

   TOTAL  2,483           6,923,020         100.0%              $13.58              $93,992,833         100.0%
         ======          ==========         ======              ======              ===========         ======

Item 6.  Exhibits and Reports on Form 8-K

             (a)          Exhibits


                          Exhibit
                          Number        Description
                          10(w)         Supplemental         Executive
                                        Retirement  Plan,  dated as of
                                        August   18,    1995   to   be
                                        effective as of June 28, 1995.
                          15            Letter re: Unaudited interim financial
                                        information.
                          27            Financial Data Schedule.

             (b)          Reports on Form 8-K
                          On August 1, 1995, the Company filed a Form 8-K reporting under Item 5, Other Events, that The Koger Partnership, Ltd. (the "Partnership") of which Southeast Properties Holding Corporation, Inc., a subsidiary of the Company, is the managing general partner, closed the sale of 90 of its 92 buildings and related land and providing under Item 7, Financial Statements and Exhibits, a copy of the press release announcing the sale of these properties of the Partnership.

                          On August 21, 1995, the Company filed a Form 8-K reporting under Item 5, Other Events, that the Company had amended its By-Laws and providing under Item 7, Financial Statements and Exhibits, a copy of Koger Equity, Inc. By-Laws, as Amended and Restated, dated August 21, 1995.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   KOGER EQUITY, INC.
                                   Registrant





                                  [VICTOR A. HUGHES]
                                  VICTOR A. HUGHES
                                  PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER

Dated: November 9, 1995


                                  [JAMES L. STEPHENS]
                                  JAMES L. STEPHENS
                                  TREASURER AND
                                  CHIEF ACCOUNTING OFFICER