Form 10-K
period 1995-12-31
KOGER EQUITY INC
filed 1996-03-15
CIK 835664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from ____________ to ____________

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

       Registrant's telephone number, including area code: (904) 398-3403

               Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Exchange on Which Registered
Common Stock, Par Value $.01                   American Stock Exchange
Warrants to Purchase Shares of Common Stock    American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1996 was approximately $205,066,000.

The number of shares of registrant's Common Stock outstanding on February 28, 1996 was 17,831,834.

                       Documents Incorporated by Reference
The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 1996 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

ITEM NO.                              DESCRIPTION                       PAGE NO.


PART I
    1.  BUSINESS......................................................      1

    2.  PROPERTIES....................................................      4

    3.  LEGAL PROCEEDINGS.............................................     10

    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     11

PART II
    5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..........................................     11

    6.  SELECTED FINANCIAL DATA.......................................     12

    7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................     13

    8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     29

    9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................     54

PART III
    10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............     54

    11. EXECUTIVE COMPENSATION........................................     55

    12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT........................................     55

    13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................     55

PART IV
    14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K......................................     56

        SIGNATURES....................................................     61

                                     PART I

Item 1.       BUSINESS

General

         Koger Equity, Inc., a Florida corporation ("KE"), is currently engaged in the ownership, operation and management of commercial suburban office buildings for the production of income. As of December 31, 1995, KE owned 216 buildings located in 13 metropolitan areas throughout the southeastern and southwestern United States. KE acquired a total of 126 buildings from Koger Properties, Inc., a Florida corporation ("KPI"), or its subsidiaries through 1990. In connection with a Chapter 11 bankruptcy case filed on behalf of KPI, KPI merged with and into KE on December 21, 1993 (the "Merger"). As a result of the Merger, KE acquired an additional 93 buildings, three of which were sold during 1995 (as described below). Since the Merger, KE has been totally self-administered and self-managed.

         As part of the Merger, KPI transferred to Southeast Properties Holding Corporation, a Florida corporation and a wholly-owned subsidiary of KE ("Southeast"), all of KPI's debt and equity interests in The Koger Partnership, Ltd., a Florida limited partnership ("TKPL"), which had also been the subject of a Chapter 11 bankruptcy case. At the time of the Merger, TKPL owned 92 suburban office buildings located in five metropolitan areas. Following the Merger, such buildings were managed by KE, as delegee of Southeast, pursuant to a management agreement between TKPL and Southeast. On July 31, 1995, TKPL sold its 92 buildings and parcels of related land to Koala Miami Realty Holding, Inc., Koala Norfolk Realty Holding, Inc., Koala Raleigh Realty Holding, Inc., Koala Richmond Realty Holding, Inc., and Koala Tampa Realty Holding, Inc. (collectively, "Koala"), all of which are wholly owned by a co-mingled pension trust for which Morgan Guaranty Trust Company of New York is the trustee and J.P. Morgan Investment Management Inc. is the investment manager. Simultaneously with the sale by TKPL of its properties, KE sold to certain Koala entities three buildings and related parcels of land for an aggregate purchase price of $25.26 million. Koala continues to hold an option to purchase from KE two additional parcels of land in Miami, Florida.

         In addition to managing its own properties, KE, through certain related entities, provides property management services to third parties. In conjunction with Koger Real Estate Services, Inc., a Florida corporation and a wholly-owned subsidiary of KE ("KRES"), KE manages 20 office buildings owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York. More significantly, Koger Realty Services, Inc., a Delaware corporation and an entity in which KE has a significant economic interest ("KRSI"), manages 95 buildings owned by Koala. KRSI was incorporated during 1995 to, among other things, provide leasing and property management services to owners of commercial office buildings. KE has purchased all of the preferred stock of KRSI, which preferred stock represents at least 95% of the economic value of KRSI. Such preferred stock is non-voting but is convertible into voting common stock. Accordingly, KE has consolidated KRSI in the 1995 financial statements (KE, Southeast, KRES and KRSI are hereafter referred to as the "Company").

         During 1995 (prior to the sale by TKPL of its properties), KE acquired $32.3 million in aggregate principal amount (subject to provisions permitting prepayment at a discount) of promissory notes issued by TKPL to third parties (the "TKPL Notes") for an aggregate purchase price of approximately $18.2 million. To permit the acquisition of the TKPL Notes, KE obtained certain modifications to the loan agreements governing KE's indebtedness. During the quarter ended September 30, 1995, TKPL retired the TKPL Notes. KE recorded approximately $13.1 million of interest revenue on the TKPL Notes in 1995.

         KE operates in a manner so as to qualify as a real estate investment trust (a "REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code" ). As a REIT, KE will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. KE distributes at least 95 percent of its annual REIT taxable income (which term is used herein as defined and modified in the Code) to its shareholders. To qualify as a REIT, a corporation must meet certain substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive and real estate sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) less than 30 percent of its gross income must be derived from the sale or other disposition of certain items, including certain real property held for less than four years; (d) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets consist principally (at least 75 percent by value) of real estate assets, cash and cash equivalents and that its holdings of securities are adequately diversified; (e) each year, it must distribute at least 95 percent of its REIT taxable income; and (f) at no time during the second half of any calendar year may KE be "closely held" (i.e. have more than 50 percent in value of its outstanding stock owned, directly, indirectly or constructively, by not more than five individuals). The constructive ownership rules, among other things, treat the shareholders of a corporation as owning proportionately any stock in another corporation owned by the first corporation. Management fee revenue does not qualify as real estate or passive income for purposes of determining whether KE has met the REIT requirements that at least 95 percent of KE's gross income be derived from certain real estate and passive sources and that at least 75 percent of its gross income be derived from certain real estate sources. Accordingly, in the event KE derives income in excess of five percent from management and other "non-real estate" and "non-passive" activities, KE would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation. KRSI is not a qualified REIT subsidiary under the Code and, therefore, is taxed as a regular corporation and will be subject to federal income tax on its taxable income. Amounts distributed by KRSI to KE in respect of the preferred stock of KRSI owned by KE will generally be treated as dividends and, accordingly, will be included in KE's passive income.

         No single tenant occupies 10 percent or more of the net rentable area of the Company's buildings or contributes 10 percent or more of the Company's rental revenues, except for a major governmental tenant (the State of Florida, when all of its departments and agencies which lease space in the Company's buildings are combined) which accounted for an aggregate of 11.9 percent of the Company's total net rentable square feet leased and 14.1 percent of the Company's total annualized rental revenues as of December 31, 1995. Some of the Company's principal tenants are the State of Florida, the United States of America, Blue Cross and Blue Shield of Florida, Aetna Life Insurance Company, Lumbermen Mutual Casualty Company, the State of Texas, Travelers Insurance Company, General Motors Acceptance Corporation, USAA Federal Savings Bank, and BellSouth Communications, Inc. Governmental tenants (including the State of Florida and the United States of America), which account for 22.7 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

Competition

         The Company competes in the leasing of office space with a considerable number of other realty concerns, both local and national, some of which have greater resources than the Company. Through its ownership and management of suburban office parks, the Company seeks to attract tenants by offering office space convenient to residential areas and away from the congestion and attendant traffic problems of the downtown business districts. In recent years both local and national concerns have built competing office parks and single buildings in suburban areas in which the Company's centers are located. In addition, the Company competes for tenants with large high-rise office buildings generally located in the downtown business districts of these metropolitan areas. Although competition from other lessors of office space varies from city to city, the Company has been able to attain and maintain what it considers satisfactory occupancy levels at satisfactory rental rates. However, higher vacancy levels in metropolitan areas in which the Company's properties are located have had an adverse affect on the Company's ability to increase its rental rates while maintaining satisfactory occupancy levels.

Investment Policies

         Based on its improved financial structure and results as of the end of 1995, the Company believes that it is in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise and unimproved land available for development. Therefore, the Company has committed to a plan to enhance shareholder value by refinancing indebtedness and increasing growth. The Company intends to refinance or restructure its existing indebtedness to eliminate certain restrictive covenants which limit the Company's ability to grow through development and acquisitions. In addition, the Company intends to establish a new bank revolving credit facility which would be available to finance growth opportunities. The plan also contemplates the possible use by the Company of its existing inventory of 228 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or land for development in other markets in the Southeast and Southwest that the Company considers favorable.

         The investment policies of KE may be changed by KE's directors at any time without notice to, or a vote of, security holders. Although, KE has no current policy which limits the percentage of its assets which may be invested in any one type of investment or the geographic areas in which KE may acquire properties, KE intends to continue to operate so as to qualify for tax treatment as a REIT. Although it has no current plans to do so, KE may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. KE also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities; however, it does not intend to become an investment company regulated under the Investment Company Act of 1940.

         For the year ended December 31, 1995, all of the Company's rental revenues were derived from the buildings purchased from KPI or buildings acquired pursuant to the Merger. The Company's 1995 interest revenues were derived from temporary cash investments and KE's investment in the TKPL Notes.

Employees

         In connection with its current real estate operations and property management agreements, the Company has a combined financial, administrative, leasing, and center maintenance staff of 270 employees. A resident general manager is responsible for the leasing and operations of all buildings in a center or city. The Company has approximately 114 employees who perform maintenance activities.

Item 2.       PROPERTIES

General

         As of December 31, 1995, the Company owned 216 office buildings located in 18 office centers (each a "Koger Center") in the 13 metropolitan areas of Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Greenville, South Carolina; Memphis, Tennessee; and Austin, El Paso, and San Antonio, Texas. The Koger Centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Koger Centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

         Leases on the Company's buildings vary between net leases (under which the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (under which the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 1995, the Company's buildings were on average 91 percent leased and the average annual rent per net rentable square foot leased was $13.72. The buildings are occupied by numerous tenants, many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

         New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its gross leases. As of December 31, 1995, approximately 34 percent of the Company's annualized gross rental revenues was derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increase); approximately 59 percent of such revenues was derived from leases containing escalation provisions based upon real estate tax and operating expense increases; and approximately 7 percent of such revenues was derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

         The Company owns approximately 228 acres of unimproved land (224 acres of which are suitable for development) located in the metropolitan areas of Birmingham, Alabama; Jacksonville, Miami, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Columbia and Greenville, South Carolina; Memphis, Tennessee; Austin and San Antonio, Texas; and Richmond, Virginia. Each of these parcels of land has been partially or wholly developed with streets and/or utilities.

Title to Property

         No examinations of title to real properties have been made for the purpose of this report. However, the Company obtained title insurance on each property acquired by it prior to the Merger at the time of such acquisition. Although no additional title insurance was obtained in respect of the properties acquired from KPI pursuant to the Merger, the Company succeeded to KPI's existing title policies on such properties. The Company believes that all of the real estate described herein as owned by the Company is owned in fee simple without encumbrances, except for the leases and mortgages described in this report and other encumbrances which do not substantially interfere with the use of the properties or have a material adverse effect upon their values.

Property Location and Other Information

         The following table sets forth information relating to the properties owned by the Company as of December 31, 1995.

                                                Average                      Land
                                  Number        Age of         Net         Improved    Unimproved
                                    of         Buildings     Rentable     with Bldgs.     Land
Koger Center                    Buildings    (in Years)(1)    Sq. Ft.     (In Acres)   (In Acres)
------------                    ---------    -------------   --------     -----------  ----------
Atlanta Chamblee                    22             15        947,920         76.2        2.5
Atlanta Gwinnett                                                                        31.0
Austin                              12             15        370,860         29.6        1.8
Birmingham                                                                              30.0
Charlotte Carmel                     1              4        109,600          7.6       27.0
Charlotte East                      11             15        468,820         39.9        3.9
Columbia Spring Valley                                                                   1.0
El Paso                             14             23        251,930         19.6
Greensboro South                    13             13        610,470         46.0
Greensboro Wendover                                                                     18.5
Greenville                           8             13        290,560         24.7        4.5
Jacksonville Baymeadows              4              5        467,860         34.6       13.3
Jacksonville Central                32             23        677,680         48.4        0.4
Memphis Germantown                   3              7        258,400         18.4       16.2
Miami                                                                                    8.1
Orlando Central                     22             24        565,220         46.0
Orlando University                   2              7        159,600         11.6       15.5
Richmond South                                                                          23.0
San Antonio                         26             18        788,670         63.5        7.2
St. Petersburg                      15             15        519,320         64.4       11.0
Tallahassee Apalachee Pkwy          14             19        408,500         33.7
Tallahassee Capital Circle           4              6        300,700         23.3
Tulsa North                          2             14        103,520          9.1       13.4
Tulsa South                         11             17        372,760         26.9
                                   ---                     ---------        -----      -----
    Total                          216                     7,672,390        623.5      228.3
                                   ===                     =========        =====      =====

    Average                                        15
                                                   ==

(1) The age of each building was weighted by the net rentable square feet for such building to determine the weighted average age of (a) the buildings in each Koger Center and (b) all buildings owned by the Company.

Percent Leased and Average Rental Rates

         The following table sets forth, with respect to each Koger Center, the number of buildings, number of leases, net rentable square feet, percent leased, and the average annual rent per net rentable square foot leased, in each case as of December 31, 1995.

                                                                     Net                                Average
                                      Number           Number      Rentable                             Annual
                                       of                of         Square          Percent            Rent Per
Koger Center                        Buildings          Leases        Feet          Leased (1)        Square Foot(2)
------------                        ---------          ------      --------        ----------        --------------
Atlanta Chamblee                        22               182        947,920           96%               $14.42
Austin                                  12               187        370,860           88%                15.43
Charlotte Carmel                         1                19        109,600          100%                15.78
Charlotte East                          11               194        468,820           71%                12.88
El Paso                                 14               197        251,930           98%                13.21
Greensboro South                        13               182        610,470           90%                13.34
Greenville                               8               157        290,560           94%                13.79
Jacksonville Baymeadows                  4                32        467,860           99%                15.62
Jacksonville Central                    32               264        677,680           93%                11.60
Memphis Germantown                       3                55        258,400           99%                16.82
Orlando Central                         22               186        565,220           86%                13.95
Orlando University                       2                47        159,600           90%                15.99
San Antonio                             26               314        788,670           84%                11.49
St. Petersburg                          15               184        519,320           93%                12.58
Tallahassee Apalachee Pkwy              14                99        408,500           94%                15.69
Tallahassee Capital Circle               4                10        300,700          100%                17.66
Tulsa North                              2                33        103,520           79%                10.75
Tulsa South                             11               165        372,760           85%                 9.75
                                       ---             -----      ---------
    Total                              216             2,507      7,672,390
                                       ===             =====      =========

                                                                                      91%               $13.72
                                                                                      ===               ======

(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in a building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized rents for a Koger Center as of December 31, 1995 by (b) the net rentable square feet applicable to such total annualized rents.

Lease Expirations on the Company's Properties

         The following schedule sets forth with respect to all of the Company's office buildings (a) the number of leases which will expire in calendar years 1996 through 2004, (b) the total net rentable area in square feet covered by such leases, (c) the percentage of total net rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annual rental represented by such leases, and (f) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on December 31, 1995 and on the terms of leases in effect as of December 31, 1995, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 67 percent and 61 percent of the Company's net rentable square feet which were scheduled to expire during 1995 and 1994, respectively.


                                             Percentage of       Average                                Percentage
                                             Total Square        Annual Rent                            of Total
              Number of      Number of       Feet Leased         per Square         Total Annual        Annual Rents
              Leases         Square Feet     Represented by      Foot Under         Rents Under         Represented by
Period        Expiring       Expiring        Expiring Leases     Expiring Leases    Expiring Leases     Expiring Leases
------        ---------      -----------     ---------------     ---------------    ---------------     ---------------
1996           1,214           1,955,695         28.0%               $13.61             $26,616,124          27.8%
1997             531           1,359,859         19.5%                13.84              18,824,227          19.6%
1998             467           1,719,488         24.6%                13.49              23,189,091          24.2%
1999             141             685,496          9.8%                12.99               8,905,517           9.3%
2000             103             608,067          8.7%                14.98               9,109,422           9.5%
2001              24             232,027          3.3%                14.73               3,418,096           3.6%
2002               6             121,161          1.8%                13.63               1,651,822           1.7%
2003              10              74,023          1.1%                13.76               1,018,762           1.1%
2004               2              22,794          0.3%                10.71                 244,168           0.3%
Other              9             203,306          2.9%                13.88               2,822,674           2.9%
               -----           ---------        ------                                  -----------         ------
   Total       2,507           6,981,916        100.0%               $13.72             $95,799,903         100.0%
               =====           =========        ======               ======             ===========         ======

Building Improvements, Tenant Improvements and Deferred Tenant Costs on the Company's Properties

         The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 1995. The information set forth below is not necessarily indicative of future expenditures for these items.


               Number           Building Improvements           Tenant Improvements             Deferred Tenant Costs
              of Office                       Per Net Sq.                     Per Net Sq.                     Per Net Sq.
Year          Buildings        Total          Ft. Owned       Total           Ft. Owned        Total          Ft. Owned
1993(1)           126          $1,680,000         $0.41       $4,534,000          $1.12       $   598,000         $0.15
1994              219           3,749,000          0.47        7,334,000           0.93         1,112,000          0.14
1995(2)           216           2,991,000          0.39        8,592,000           1.12         1,060,000          0.14


(1) Excludes the 93 buildings acquired on December 21, 1993 pursuant to the Merger.
(2) Excludes the three buildings sold on July 31, 1995.

Fixed Rate Indebtedness on the Company's Properties

         The following table sets forth with respect to each Koger Center the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Koger Center as of December 31, 1995.

                                           Weighted
                             Mortgage      Average
                             Loan          Interest
Koger Center                 Balance       Rate
------------                 --------      --------
Atlanta Chamblee             $ 27,542      7.79%
Austin                          1,642      9.46%
Charlotte Carmel                8,912      6.62%
Charlotte East                 13,972      8.15%
El Paso                         1,072      9.00%
Greensboro South               21,953      8.73%
Greenville                      7,029      6.40%
Jacksonville Baymeadows        34,293      6.62%
Jacksonville Central           12,699      6.71%
Memphis Germantown             13,244      8.57%
Orlando Central                17,001      8.06%
Orlando University              9,426      6.53%
San Antonio                     5,571      7.78%
St. Petersburg                 19,723      7.82%
Tallahassee Apalachee Pkwy     14,325      6.54%
Tallahassee Capital Circle     20,710      8.04%
Tulsa South                     4,416      9.98%
                             --------      -----
     Total                   $233,530      7.81%

         For additional information concerning certain interest rate reset provisions and reset dates for these loans see Note 5, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

Indebtedness with Variable Interest Rates

         In addition to the fixed rate indebtedness described above, as of December 31, 1995, the Company had outstanding an aggregate principal amount of $22,276,000 of indebtedness having variable interest rates and encumbering the Company's properties. This indebtedness bears interest at rates based upon the applicable lender's prime rate. The following table sets forth information with respect to this indebtedness (dollars in thousands):


                                                                                           Approximate        Approximate
                             Balance          Weighted Avg.             Maximum            Average            Wtg Avg Int
 Year Ended                  at End           Int Rate at               Amount             Amount             Rate During
 December 31                 of Period        End of Period             Outstanding        Outstanding        the Period(1)
 -----------                 ---------        -------------             -----------        -----------        -------------
     1995                     $22,276            9.5%                   $ 58,352            $47,945              8.4%
     1994                      58,352            9.1%                     59,028             58,718              7.9%
     1993                      58,861            6.6%                     98,262             95,110              6.2%


(1) The approximate weighted average interest rates during the periods were computed by dividing the interest costs for the year by the average balance outstanding during the year.

         As of December 31, 1995, $1,152,000 of this indebtedness matures in December, 2000 and accrues interest at the prime rate of the applicable lender. Accrued interest on this indebtedness must be paid no later than December, 1998 and monthly interest payments are required beginning in January, 1999. The accrued interest on this indebtedness is forgiven if this indebtedness is paid in full prior to December, 1996. This indebtedness is secured by properties that also serve as collateral for certain fixed rate indebtedness assumed by the Company from KPI pursuant to the Merger.

         As of December 31, 1995, $21,124,000 of this indebtedness matures in 2001 and accrues interest at a rate equal to the sum of (a) the prime rate of NationsBank of Florida, N.A. plus (b) one percent, with a minimum rate of 6.62 percent and a maximum rate of 10 percent. Interest only payments are due on a monthly basis. This indebtedness is collateralized by properties with a carrying value of approximately $24,772,000 as of December 31, 1995.

Management Agreement

         Prior to the Merger, Koger Management, Inc., a Florida corporation and a subsidiary of KPI ("KMI"), was responsible for the leasing, operation, maintenance and management of each of the Company's properties. The Company paid KMI a management fee equal to five percent of the gross rental receipts collected on the property managed for the Company by KMI. For the year ended December 31, 1993, the Company incurred management fee expense to KMI of $2,184,000. With the Merger, the Company assumed all of the leasing and other management responsibilities for its properties, including the properties acquired in the Merger.

Item 3.       LEGAL PROCEEDINGS

         None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         KE's common stock is listed on the American Stock Exchange. The high and low closing sales prices for the periods indicated in the table below were:


                                                                         Years
-----------------------------------------------------------------------------------------------------------------------
                                        1995                              1994                              1993
                                 ------------------                -------------------               ------------------
Quarter Ended                     High         Low                  High          Low                 High         Low
-------------                    ------       -----                ------        -----               ------       -----
March 31                        $ 7 7/8      $6 3/4               $ 8 1/2       $6 1/2               $9 3/8      $4 3/8
June 30                           9           6 3/4                 9 5/8        6 3/8                8 1/2       7 1/8
September 30                     10 1/8       8 5/8                10 1/2        8 1/4                9           7 1/8
December 31                      10 5/8       9 1/8                 8 7/8        6 7/8                9 1/4       7 3/4


         KE intends that any dividend paid in respect of its common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that at least 95 percent of KE's REIT taxable income for such taxable year be distributed. KE did not declare or pay any dividends during the three years ended December 31, 1995.

         The terms of KE's secured debt subject KE to certain dividend limitations. However, such limitations will not restrict KE from paying the dividends required during 1996 to maintain its qualification as a REIT. In the event that KE ceases to qualify as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of KE's bank lenders have required that, until KE has raised an additional $50 million of equity, the following limitations on dividends will be applied: (a) in 1996 and 1997, a maximum of $11 million, unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, a maximum of $11 million, regardless of the impact on REIT status.

         On February 28, 1996, there were approximately 1,107 shareholders of record and the closing price of KE's common stock on the American Stock Exchange was $11.50.

Item 6.       SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.

                                                          (In thousands except per share and property data)
                                                          -------------------------------------------------
Income Information                                   1995          1994          1993*         1992         1991
                                                   --------     ---------      --------      --------     --------
Rental revenues and other rental services          $ 95,443     $  94,388      $ 46,108      $ 45,957     $ 45,393
Interest revenues                                    14,440         1,062           206           231        7,099
Total revenues                                      127,698       100,376        46,406        46,188       52,492
Property operating expenses                          40,830        39,711        21,034        19,579       18,541
Mortgage and loan interest                           23,708        25,872        11,471        11,530       13,065
Depreciation and amortization                        19,110        16,728         8,958         8,089        7,484
Net income (loss)                                    28,990         4,215         2,452           933       (5,949)
Earnings (loss) per common share-primary               1.61           .24           .18           .07         (.43)
Dividends per share                                    -             -              -             -            .77

Weighted average shares outstanding                  18,011        17,719        13,352        13,220       13,750

Balance Sheet Information
Operating properties (before depreciation)         $571,438      $578,237      $566,770      $311,286     $308,293
Undeveloped land                                     30,281        36,012        40,036             0            0
Loans to Koger Properties, Inc.
    foreclosed in-substance                               0             0             0        94,889       99,484
Total assets                                        579,382       613,806       615,089       396,841      399,241
Mortgages and loans payable                         254,909       323,765       330,625       155,362      158,805
Shareholders' equity                                310,697       280,601       275,450       235,514      234,581

Other Information
Funds from operations (1)                           $37,294     $  23,884     $  11,410     $  11,004    $  18,235
Income before interest, taxes,
    depreciation and amortization                   $72,128     $  47,042     $  22,881     $  20,552    $  14,600
Number of buildings (at end of  period)                 216           219           219           126          126
Percent leased (at end of period)                        91%           90%           88%           88%          91%


* On December 21, 1993, KPI was merged with and into the Company.
(1) The Company believes that Funds from Operations is one measure of the performance of an equity REIT. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Funds from Operations is calculated as follows (in thousands):


                                                     1995          1994          1993        1992           1991
                                                   -------       --------      --------    ---------      ---------
  Net income (loss)                                $28,990       $  4,215      $  2,452    $     933      $ (5,949)
    Depreciation and amortization                   19,110         16,728         8,958        8,089         7,484
    Litigation settlement                              176          1,902
    Provision for loss on land held for sale           970            996
    Loss on sale of assets                             255             43
    Gain on TKPL note to Southeast                 (11,288)
    Gain on early retirement of debt                  (919)
    Provision for losses on loans to KPI                                                       1,982        16,700
                                                   -------        -------       -------      -------       -------
    Funds from Operations                          $37,294        $23,884       $11,410      $11,004       $18,235
                                                   =======        =======       =======      =======       =======

    The 1995 calculated Funds from Operations includes $13,066 of interest revenue associated with the TKPL mortgage notes which KE acquired during 1995. These mortgage notes were retired by TKPL during 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements (the
"Consolidated Financial Statements") appearing elsewhere in this report. Historical results and percentage relationships in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position. The Consolidated Financial Statements include the accounts of KE, Southeast, KRES and KRSI (collectively, the "Company").

GENERAL

         The Company has prepared, and is responsible for, the accompanying Consolidated Financial Statements and the related consolidated financial information included in this report. Such Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles and include amounts determined using management's best judgments and estimates of the expected effects of events and transactions that are being accounted for currently.

         The Company's independent auditors, Deloitte & Touche LLP, have audited the accompanying Consolidated Financial Statements. The objective of their audit, conducted in accordance with generally accepted auditing standards, was to express an opinion on the fairness of presentation, in all material respects, of the Company's consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. They evaluated the Company's internal control structure to the extent considered necessary by them to determine the audit procedures required to support their report on the consolidated financial statements and not to provide assurance on such structure.

         The Company maintains accounting and other control systems which management believes provide reasonable assurance that the Company's assets are safeguarded and that the Company's books and records reflect the authorized transactions of the Company, although there are inherent limitations in any internal control structure, as well as cost versus benefit considerations. The Audit Committee of KE's Board of Directors, which is composed exclusively of directors who are not officers of KE, directs matters relating to audit functions, annually appoints the auditors subject to ratification of KE's Board of Directors, reviews the auditors' independence, reviews the scope and results of the annual audit, and periodically reviews the adequacy of the Company's internal control structure.

RECENT DEVELOPMENTS

         During 1995, KE acquired $32.3 million in aggregate principal amount (subject to provisions permitting prepayment at a discount) of TKPL Notes for an aggregate purchase price of approximately $18.2 million. To permit the acquisition of the TKPL Notes, KE obtained certain modifications to the loan agreements governing KE's indebtedness. During the quarter ended September 30, 1995, TKPL retired the TKPL Notes. KE recorded $13,066,000 of interest revenue on the TKPL Notes in 1995.

         In addition, during 1995, Southeast received approximately $17.7 million as a partial repayment of an unsecured note, issued by TKPL to KPI (and subsequently transferred by KPI to Southeast in connection with the Merger) in an original principal amount of approximately $31 million. This TKPL unsecured note had been valued and carried on the books of the Company at $0. A gain of $11,288,000 was recorded on this repayment, which was net of a write-off of unamortized cost in excess of fair value of net assets acquired from KPI of $6,412,000.

RESULTS OF OPERATIONS

         Rental Revenues. For 1995, rental revenues increased $1,733,000 from the year ended December 31, 1994. This increase resulted primarily from increases in the percent leased rate and the average rental rate in the Company's buildings, which increases were partially offset by the sale of three buildings (containing 233,980 net rentable square feet) on July 31, 1995. During 1995, the Company earned $2,228,000 in rental revenues from these three buildings through the date of sale. Rental revenues increased $47,205,000 from the year ended December 31, 1993 to the year ended December 31, 1994. This increase resulted primarily from the rental revenues of the 93 buildings acquired by the Company pursuant to the Merger (approximately $46,560,000). As of December 31, 1995, the Company's buildings were on average 91 percent leased. As of December 31, 1994 and 1993, the buildings owned by the Company were on average 90 and 88 percent leased, respectively.

         Management Fee Revenues. Management fee revenues increased by $682,000 for 1995 as compared to 1994. This increase was due primarily to (a) an increase in the fees earned under the management contract with Centoff, (b) an increase in the fees earned under the management contract with Koala for the period following Koala's purchase of TKPL's office buildings and (c) the management fees earned for the management of the three buildings sold by the Company to certain Koala entities on July 31, 1995. On May 5, 1994, third party management contracts on two buildings terminated due to a change of ownership of such buildings. Management fee revenue related to the management of such buildings totalled approximately $106,000 during 1994. The Company earned $4,926,000 and $92,000 of management fees from TKPL and third party management contracts, which it assumed from KPI, during 1994 and 1993, respectively.

         Interest Revenues. For 1995, interest revenues increased $13,378,000 from the year ended December 31, 1994. This increase was due to (i) the interest revenue associated with the TKPL Notes ($13,066,000), (ii) the higher interest rates earned on the Company's temporary cash investments and (iii) the higher average balance of temporary cash investments. Interest revenues increased $856,000 for 1994 as compared to 1993. This increase was due to (i) higher interest rates earned on the Company's temporary cash investments and (ii) the higher average balance of temporary cash investments.

         Expenses. Property operating expenses include such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents, and management cost. During 1995, property operating expenses increased by $1,119,000 or 2.8 percent, compared to 1994, primarily due to the increase in management cost for the Company's buildings. This increase in management cost was primarily due to the accrued compensation expense ($876,000) related to stock appreciation rights granted in conjunction with stock options. During 1994, property operating expenses increased by $18,677,000 or 89 percent, compared to 1993, primarily due to the operating expenses of the 93 buildings acquired by the Company pursuant to the Merger (approximately $18,722,000). For 1995, property operating expenses as a percentage of total rental revenues were 42.8 percent. For 1994 and 1993, property operating expenses as a percentage of total rental revenues were 42.1 percent and 45.6 percent, respectively. In 1994, the decrease in operating expenses as a percentage of total rental revenues was primarily due to the fact that the 93 buildings acquired by the Company pursuant to the Merger were generally newer and, therefore, had lower operating expenses as a percentage of total rental revenues than the 126 buildings which the Company owned prior to the Merger.

         Interest expense decreased by $2,164,000 during 1995 compared to 1994, primarily due to (i) the reduction in the average balance of mortgages and loans payable and (ii) the forgiveness of accrued interest on certain debt due to early repayment ($1,362,000), which forgiveness was partially offset by yield maintenance payments required due to early repayment of certain mortgages ($882,000). Interest expense increased by $14,401,000 during 1994 compared to 1993 primarily due to the interest expense on the restructured debt of KPI assumed pursuant to the Merger. During 1995, 1994, and 1993, the weighted average interest rate on the Company's variable rate loans was 8.4 percent, 7.9 percent, and 6.2 percent, respectively. The Company's average outstanding amount under such loans during 1995, 1994, and 1993 was $47,945,000, $58,718,000, and
$95,110,000 respectively.

         Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 1995, depreciation expense increased $2,230,000 or 14.5 percent compared to the prior year, due to improvements made to the properties owned by the Company during 1995 and 1994. For 1994, depreciation expense increased $6,993,000 or 83 percent compared to the prior year, due to (i) the acquisition by the Company of 93 buildings pursuant to the Merger and (ii) improvements made to the properties owned by the Company during 1994 and 1993.

         Amortization expense increased by $152,000 during 1995 compared to 1994, due to amounts incurred during 1995 for deferred tenant costs. For 1994, amortization expense increased $777,000 compared to the prior year, due to amounts incurred for deferred tenant costs and due to having a full year of amortization of cost in excess of the fair value of assets acquired by the Company in the Merger.

         General and administrative  expenses were 1.2 percent, 1.0 percent, and
0.6 percent of average invested assets for 1995, 1994 and 1993, respectively. For 1995, general and administrative expenses increased $1,193,000 compared to the prior year, primarily due to (i) increases in the accrual for compensation expense related to stock appreciation rights granted in conjunction with stock options ($423,000), (ii) the accrual for expense related to the Supplemental Executive Retirement Plan adopted during 1995 ($184,000), and (iii) increases in compensation costs. For 1994, general and administrative expenses increased $3,955,000 compared to the prior year, primarily due to the increased general and administrative functions performed by the Company following the Merger.

         During 1994, the Company settled a pending class action proceeding (the "Securities Action"). The Company recorded a provision of $1,685,000 relating to the settlement of the Securities Action and incurred additional costs related to such settlement which totalled $217,000.

         During 1995, the Company recorded a provision for loss on land held for sale which totalled $970,000. This provision for loss was based upon a contract for the sale of a land parcel (approximately 8.1 acres) which is located adjacent to an office center sold to Koala. Contingent upon the assurances which can be received from the local government concerning the square footage of office buildings which can be constructed on this land parcel, the contract price ranges between $2,000,000 and $2,970,000. In 1994, the Company recorded a provision for loss on land held for sale which totalled $996,000. This provision for loss was based upon contracts for the sale of two land parcels (approximately 53 acres). The sale of one of these land parcels (approximately 23 acres) was consummated during 1994, while the contract for the sale of the other land parcel expired.

         Management periodically reviews its investment in properties for evidence of other than temporary impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 1995, 1994 or 1993.

         Direct costs of management contracts increased by $874,000 for 1995, compared to 1994, due to increased costs to provide services required under the management contracts with Centoff and Koala. The primary cause of the increased cost was the increase in the accrual for compensation expense related to stock appreciation rights which have been granted to certain employees who provide these management services. During 1994 and 1993, the Company incurred $3,649,000 and $56,000, respectively, in direct costs to generate management fees from TKPL and third party management contracts which the Company assumed from KPI pursuant to the Merger.

         Real estate taxes and other costs related to the Company's unimproved land decreased $155,000 during 1995, compared to 1994, due to (i) the sale of a parcel of unimproved land (approximately 23 acres) during October, 1994 ($77,000) and (ii) the sale of two parcels of unimproved land (approximately 44 acres) on July 31, 1995 ($22,000). During 1994 and 1993, real estate taxes and other costs related to the unimproved land acquired pursuant to the Merger totalled $667,000 and $24,000, respectively.

         Operating Results. Net income totalled $28,990,000, $4,215,000 and $2,452,000 for 1995, 1994 and 1993, respectively. For 1995, net income increased $24,775,000 over the prior year due to (i) the interest revenue associated with KE's investment in the TKPL Notes, (ii) the gain associated with the partial repayment of a note owing from TKPL to Southeast, (iii) the reduction in mortgage and loan interest, (iv) the increase in rental revenues, and (v) the gain on early retirement of debt. For 1994, net income increased over the prior year primarily due to the positive effect on the period of the acquisition by the Company of the 93 buildings pursuant to the Merger, which was partially offset by the costs related to the litigation settlement and the provision recorded for the loss on two land parcels held for sale.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. During the year ended December 31, 1995, the Company generated approximately $43.9 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Koala, TKPL, Centoff, and others. As a REIT, KE is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, KE has paid out dividends in amounts at least equal to its REIT taxable income. KE believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required, if any, to maintain REIT status through 1996.

         The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation provisions. As of December 31, 1995, approximately 93 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

         As of December 31, 1995, leases representing approximately 27.8 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 1996. This represents 1,214 leases for space in buildings located in all of the 18 Koger Centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 67 percent, 61 percent and 74 percent of the Company's net rentable square feet which were scheduled to expire during 1995, 1994 and 1993, respectively. For those leases which renewed during 1995, the average rental rate increased from $13.60 to $14.48. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant amount of leases which will expire during 1996 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods. The Company's percent leased rate has increased from 88 percent on December 31, 1993 to 91 percent on December 31, 1995. During 1994 and 1995, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

         Governmental tenants (including the State of Florida and the United States of America) which accounted for 22.7 percent of the Company's leased space as of December 31, 1995, may be subject to budget reductions in times of recession and governmental austerity measures.

Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

         At the beginning of 1995, the Company had management contracts for the management of 113 commercial office properties. On March 31, 1995, a management agreement to manage 20 commercial office buildings owned by Centoff was automatically extended to March 31, 1996. This management agreement provides that, so long as no default has occurred, the management agreement will be automatically extended from year to year until such time as the management agreement is terminated. The Company earned fees of $1,791,000 from this management agreement during 1995. Another agreement to manage one commercial office building has been extended to June 30, 1996. During 1995, the Company earned management fees of $121,000 for the management of this building. With the sale of TKPL's 92 buildings to Koala, Southeast's management agreement with TKPL ended. However, KRSI has entered into a management agreement with Koala to manage for five years the 95 buildings which Koala purchased from TKPL and the Company.

         Investing Activities. At December 31, 1995, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During 1995, the Company's expenditures for improvements to existing properties increased by $3,288,000 over the prior year, primarily due to the $2,663,000 which the Company expended for energy management improvements to its buildings. During 1995, the Company did not purchase any buildings.

         During 1995, KE acquired $32.3 million in aggregate principal amount of TKPL Notes for an aggregate purchase price of approximately $18.2 million. To permit the acquisition of the TKPL Notes, KE obtained certain modifications to the loan agreements governing KE's indebtedness. During the quarter ended September 30, 1995, TKPL retired the TKPL Notes. KE recorded approximately $13.1 million of interest revenue on the TKPL Notes in 1995.

         During 1995, Southeast received $17.7 million as partial repayment of an unsecured note issued by TKPL to KPI (and subsequently transferred by KPI to Southeast in connection with the Merger) in an original principal amount of approximately $31 million.

         During 1995, the Company sold to Koala three office buildings (containing 233,980 net rentable square feet), two undeveloped land parcels (totalling approximately 44 acres), and certain other assets for approximately $25,268,000, net of selling costs.

         The terms of the restructured indebtedness of KPI assumed by the Company pursuant to the Merger and the terms of the Company's other indebtedness require that a substantial portion of any debt or equity offering effected by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company. The loan agreements governing the Company's indebtedness contain provisions requiring the Company to use the first $50 million of proceeds from any equity offering to pay down certain portions of such indebtedness. To the extent that the equity offering proceeds exceed $50 million, one half of the excess proceeds must be used to pay down certain portions of such indebtedness, with the remainder being available for use at the Company's discretion. In addition, the Company's bank loans contain certain principal prepayment obligations in addition to normal principal repayment. Two of these bank loans require that the Company make additional principal payments totalling $10 million by December, 1998. So long as these provisions remain in effect, it is unlikely that the Company will have financial resources available to complete any significant additional development or purchases of income-producing properties, even if the Company determined that such purchases were otherwise available.

         Based on its improved financial structure and results as of the end of 1995, the Company believes that it is in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise and unimproved land available for development. Therefore, the Company has committed to a plan to enhance shareholder value by refinancing indebtedness and increasing growth. The Company intends to refinance or restructure its existing indebtedness to eliminate certain restrictive covenants which limit the Company's ability to grow through development and acquisitions. In addition, the Company intends to establish a new bank revolving credit facility which would be available to finance growth opportunities. The plan also contemplates the possible use by the Company of its existing inventory of 228 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or land for development in other markets in the Southeast and Southwest that the Company considers favorable. The Company also intends to spend an additional $1.6 million for energy management improvements to existing properties during 1996.

         Financing Activities. Historically, the Company's primary external sources of cash have been bank borrowings, mortgage financings, and public offerings of equity securities. The proceeds of these financings were used by the Company to acquire buildings from KPI. The Company has no open lines of credit, but had cash and temporary cash investments which totalled $25,650,000 at December 31, 1995.

         In December, 1993, in connection with the Merger and the resolution of KPI's Chapter 11 bankruptcy case, the Company entered into agreements with its major bank lenders which provided for revised terms and conditions, including extended maturity dates and modified interest rates and amortization schedules. With respect to approximately $70 million of secured bank indebtedness, the maturity of such indebtedness was extended to December 21, 2000. Through December 1996, the interest rate is fixed at 6.43 percent per annum for approximately $45.9 million and at 6.386 percent per annum for approximately $24.1 million. During the remaining four years of the term, the interest rate will be set at a rate equal to the sum of (a) the effective interest rate prevailing on December 21, 1996 for U.S. Treasury obligations having a term to maturity of four years, plus (b) 210 basis points, subject to a maximum of 11 percent per annum. Amortization with respect to this indebtedness is based on equal monthly installments over a 25 year amortization period. The Company will be required to make additional principal payments totalling approximately $10 million on December 21, 1998, although the Company's obligation to do so would be reduced to the extent that it had made prepayments in respect of secured indebtedness to such lenders out of equity proceeds during the first three years after the Merger. These lenders have required that, until the Company has raised an aggregate of $50 million of equity, the following limitations on dividends will be applied: (i) in 1996 and 1997, a maximum of $11,000,000, unless imposition of the limit would cause loss of REIT status and (ii) in 1998 and 1999, a maximum of $11,000,000, regardless of impact on REIT status.

         In addition, each of these lenders required affirmative and negative covenants and other agreements which may become burdensome to the Company. In particular, each bank lender has required that, commencing on December 21, 1998, the Company maintain a total liabilities to net worth ratio of 1.0 to 1.0, that the Company maintain loan-to-value ratios determined on the basis of periodic appraisals of bank collateral and that, under certain circumstances, additional collateral be provided for indebtedness to such bank. At December 31, 1995, the total liabilities to net worth ratio of the Company was 0.9 to 1.0. In addition, each such bank lender has required other covenants generally similar to the provisions set forth in the loan agreements governing the restructured debt of KPI. These other covenants include reporting requirements, provisions limiting the amount of annual dividends, limitations regarding additional debt, and limitations on general and administrative expenses. In addition, the Company is also required to maintain certain financial ratios.

         With the consummation of the Merger, the Company assumed approximately $182.6 million of restructured debt of KPI. At December 31, 1995, the outstanding balance of such debt was approximately $139.2 million. For additional information concerning terms, interest rates, and maturity dates of the restructured debt of KPI, see the "Mortgages and Loans Payable" footnote in the notes to the Consolidated Financial Statements.

         Based upon interest rates in effect on December 31, 1995 and assuming only scheduled principal payments for 1995, management expects total interest expense for 1996 to decrease to approximately $19.5 million. However, the high degree of leverage of the Company, when compared to other REITs, may result in the impairment of its ability to obtain additional financing, to make acquisitions, and to take advantage of significant business opportunities that may arise, including activities which require significant funding. This high degree of leverage may also increase the vulnerability of the Company to adverse general economic and industry conditions and to increased competitive pressures, especially rental pressures from less highly leveraged competitors. During 1995, the Company fully repaid $3,958,000 of the outstanding balances of 22 tax notes assumed by the Company from KPI pursuant to the Merger. With the proceeds from the sale of three office buildings, the Company repaid approximately $21.4 million of mortgage loans during 1995. In addition, the Company repaid approximately $39.5 million of the outstanding balances of mortgages and loans payable during 1995. These early repayments resulted in the release from mortgages of 37 buildings (containing 1,175,380 net rentable square feet) which had been collateral for such loans. At December 31, 1995, the Company had 86 buildings (containing 2,516,230 net rentable square feet) which were unencumbered.

         Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.1 million over the next twelve months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998.

         In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the long term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Moreover, under the terms of the Company's existing secured debt, the Company will be required to utilize the first $50 million of any proceeds from the sale of equity securities, as well as half of such proceeds in excess of $50 million, to reduce secured indebtedness. The prepayments generally will be made pro rata among the holders of secured indebtedness and will not generally relieve the Company of the obligation to meet maturities on the remaining secured indebtedness. Unfavorable conditions in the financial markets, the high degree of leverage of the Company, restrictive covenants contained in its debt instruments and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. On August 22, 1994, KE filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common stock and/or preferred stock. However, due to market conditions, KE has not yet issued any equity under such registration statement. During 1995, the Company wrote off $745,000 of certain costs incurred for potential public and private offerings of equity securities which management determined had no future value.

         In addition, in the event KE is unable to generate sufficient funds both to meet principal payments in respect of its indebtedness and to satisfy distribution requirements of 95 percent of annual REIT taxable income to its shareholders, KE may be unable to qualify as a REIT. In such an event, KE (i) will incur federal income taxes and perhaps penalties, (ii) if KE is then paying dividends, may be required to decrease any dividend payments to its shareholders, and (iii) the market price of KE's common stock may decrease. KE would also be prohibited from requalifing as a REIT for five years.

IMPACT OF INFLATION

         The Company may experience increases in its expenses as a result of inflation; however, the amount of such increases cannot be accurately determined. The Company attempts to pass on inflationary cost increases through escalation clauses which are included in most leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, property taxes) above expected levels, at a time when it may not be possible to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates. As of December 31, 1995, 93 percent of the Company's annualized rentals were subject to leases having annual escalation clauses as described under "Properties" above. As of December 31, 1994 and 1993, 94 percent of the Company's annualized rentals were subject to leases having annual escalation clauses.

         The interest rate on approximately $22.3 million of the Company's debt is floating. Interest rates on the Company's remaining debt are subject to reset at various dates through December 21, 2003, based upon then-current interest rates for U.S. Treasury obligations. Therefore, the interest rates payable from time to time on this debt will reflect changes in underlying market rates of interest, and thus be subject to the effects of inflation.

         Historically, inflation has often caused increases in the value of income-producing real estate through higher rentals. The Company, however, can provide no assurance that inflation will increase the value of its properties in the future, and, in fact, the rate of inflation over recent years has been considerably below that which obtained previously.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the new "safe harbor" provisions of the Act.

         This Annual Report on Form 10-K contains forward-looking statements, together with related data and projections, about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged involves changing and competitive markets and a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual performance and financial results to differ materially from any results which might be projected, forecast, estimated or budgeted by the Company.

Real Estate Financing Risks

         Existing Debt. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $254.9 million, all of which is secured by certain of the Company's properties. Approximately $129.3 million of such debt will mature before 2001, with most of the balance maturing through 2003. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

         Restrictions on Incurrence of Additional Debt. The existing debt of the Company contains provisions restricting the Company's ability to incur any significant new debt and requiring major portions of new financings, including equity proceeds, to be applied to the reduction of existing debt. While the Company's policy is to continue to reduce its existing debt, these restrictions could limit the Company's ability to develop its existing land and otherwise take advantage of favorable real estate opportunities.

         Risk of Rising Interest Rates and Variable Rate Debt. The Company currently has $22.3 million in variable rate debt. The Company may incur other variable rate debt in the future. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders.

Existing Leverage; No Limitation on Debt

         As of December 31, 1995, the debt to total market capitalization ratio of the Company was approximately 57%. The Company's policy is to seek to reduce this ratio over time to approximately 35%. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company.
Accordingly, the Board of Directors could alter or eliminate this policy or decide to borrow on a case-by-case or other basis, thereby increasing the Company's debt to total market capitalization ratio. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and (b) could increase the risk of default on the Company's debt.

         For purposes of establishing and evaluating its debt policy, the Company measures its leverage by reference to the total market capitalization of the Company rather than by reference to the book value of its assets. The Company has used total market capitalization because it believes that the book value of its assets (which to a large extent is comprised of the depreciated value of real property, the Company's primary tangible asset) does not accurately reflect its ability to borrow and to meet debt service requirements. The market capitalization of the Company, however, is more variable than book value, and does not necessarily reflect the fair market value of the underlying assets of the Company at all times. The Company also considers factors other than its market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of its properties upon refinancing and the ability of particular properties, and the Company as a whole, to generate cash flow to cover expected debt service.

Geographic Concentration

         The Company's revenues and the value of its properties may be affected by a number of factors, including the regional and local economic climates of the metropolitan areas in which the Company's buildings are located (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and regional and local real estate conditions in such areas (such as oversupply of, or reduced demand for, office and other competing commercial properties). All of the Company's properties are located in the southeastern and southwestern United States. The Company's performance and its ability to make distributions to its shareholders are, therefore, dependent on economic conditions in these market areas. The Company's historical growth has occurred during periods when the economy in the southeastern United States has out-performed the national economy. There can be no assurance as to the continued growth of the economy in the southeastern United States or the future growth rate of the Company.

Renewal of Leases and Reletting of Space

         The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may be not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 28.0% and 19.5% of the total net rentable square feet leased in the Company's buildings will expire in 1996 and 1997, respectively. The Company has established annual reserves for renovation and reletting expenses, which take into consideration its view of both the current and expected business conditions in the southeastern and southwestern United States, but no assurance can be given that these reserves will be sufficient to cover such expenses. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, then the Company's cash flow and its ability to make expected distributions to its shareholders may be adversely affected.

Real Estate Investment Risks

         General Risks. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Company's properties do not generate revenues sufficient to meet operating expenses, including current levels of debt service, tenant improvements, leasing commissions and other capital expenditures, the Company may have to borrow additional amounts to cover fixed costs and the Company's cash flow and its ability to make distributions to its shareholders will be adversely affected. The Company must obtain external financing to meet future debt maturities.

         The Company's net revenues and the value of its properties may be adversely affected by a number of factors, including the national, regional and local economic climates; regional and local real estate conditions; the perceptions of prospective tenants as to the attractiveness of the property; the ability of the Company to provide adequate management, maintenance and insurance; and increased operating costs (including real estate taxes and utilities). In addition, real estate values and income from properties are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

         Illiquidity of Real Estate. Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits the Company's ability to sell certain properties held for fewer than four years, which may affect the Company's ability to sell its properties.

     Competition. Numerous office buildings compete with the Company's buildings in attracting tenants to lease space. Some of these competing buildings are newer, better located or better capitalized than some of the Company's buildings. Moreover, the Company believes that
                                       24
major national or regional commercial property developers will continue to seek development opportunities in the southeastern and southwestern United States. These developers may have greater financial resources than the Company. The number of competitive commercial properties in a particular area could have a material adverse effect on the Company's ability to lease space in its buildings or at newly developed or acquired properties and the rents charged.

         Changes in Laws. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, such increases may adversely affect the Company's cash flow and its ability to make distributions to its shareholders. The Company's properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act (the "ADA") and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that its properties are currently in compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company and could have an adverse effect on the Company's cash flow and expected distributions.

         Uninsured Loss. The Company presently carries comprehensive liability, fire, flood (where appropriate), extended coverage and rental loss insurance with respect to its properties, with policy specifications and insured limits customary for similar properties. There are, however, certain types of losses (such as from wars) that may be either uninsurable or not economically insurable. Should an uninsured loss or a loss exceeding policy limits occur, the Company could lose both its capital invested in, and anticipated profits from, one or more of its properties.

         Bankruptcy and Financial Condition of Tenants. At any time, a tenant of the Company's buildings may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby cause a reduction in the cash flow available for distribution by the Company. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in its failure to make rental payments when due. If a tenant's lease is not affirmed following bankruptcy or if a tenant's financial condition weakens, the Company's income may be adversely affected.

         Americans with Disabilities Act Compliance. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements relating to access and use by disabled persons. These requirements became effective in 1992. Compliance with the requirements of the ADA could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although the Company believes that its properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse effect on the Company, if required changes involve a greater expenditure than the Company currently anticipates, the Company's ability to make distributions to its shareholders could be adversely affected.

         Risks Involved in Property Ownership Through Partnership and Joint Ventures. Although the Company owns fee simple interests in its properties, in the future the Company could, if then permitted by the covenants in its loan agreements and its financial position, participate with other entities in property ownership through partnerships or joint ventures. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in property ownership, including the possibility that (a) the Company's partners or co-venturers might become bankrupt, (b) such partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with the business interests or goals of the Company, and (c) such partners or co-venturers may be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives, including the Company's policy to maintain its qualification as a REIT. The Company will, however, seek to maintain sufficient control of such participants or joint ventures to permit the Company's business objectives to be achieved. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

         Impact of Inflation. The Company may experience increases in its expenses, including debt service, as a result of inflation. The Company attempts to pass on inflationary cost increases through escalation clauses which are included in most of its leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, property taxes) above expected levels at a time when it may not be possible for the Company to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates.

         Although inflation has historically often caused increases in the value of income-producing real estate through higher rentals, the Company can provide no assurance that inflation will increase the value of its properties in the future and, in fact, the rate of inflation over recent years has been considerably below that which obtained previously.

Risk of Development, Construction and Acquisition Activities

         Within the constraints of the terms of its current loan agreements and its policy to reduce its leverage over time, the Company may in the future develop and construct office buildings, particularly on its undeveloped land. Risks associated with the Company's development and construction activities, including activities relating to its undeveloped land, may include: abandonment of development opportunities; construction costs of a property exceeding original estimates and possibly making the property uneconomical; insufficient occupancy rates and rents at a newly completed property to make the property profitable; unavailability of financing on favorable terms for development of a property; and the failure to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land- use, building, occupancy and other required governmental permits and authorizations.

         The Company might in the future also acquire office buildings. Acquisitions of office buildings entail risks that investments will fail to perform in accordance with expectations. Estimates of the cost of improvements to bring an acquired building up to standards established for the market position intended for such building may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment.

         The Company anticipates that any future developments and acquisitions would be financed through a combination of equity investments and secured or unsecured financing. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

Changes in Policies Without Stockholder Approval

         The investment, financing, borrowing and distribution policies of the Company, as well as its policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by the Board of Directors. Although the Board of Directors has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of the shareholders of the Company. A change in these policies could adversely affect the financial condition or results of operations of the Company or the market price of the Common Stock.

Limitations of REIT Status on Business of Subsidiaries

         Certain requirements for REIT qualification may in the future limit the Company's ability to increase fee development, management and leasing operations conducted, and related services offered, by the Company's subsidiaries without jeopardizing the Company's qualification as a REIT.

Adverse Consequences of Failure to Qualify as a REIT

         The Company believes it has operated so as to qualify as a REIT under the Internal Revenue Code since its inception in 1988. Although management of the Company intends that the Company continue to operate so as to qualify as a REIT, no assurance can be given that the Company will remain qualified as a REIT. Qualification as a REIT involves the application and satisfaction of highly technical and complex Code requirements for which there are only limited judicial and administrative interpretations. Uncertainty in the application of such requirements, as well as circumstances not entirely within the Company's control, may affect the Company's ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. The Company, however, is not aware of any pending tax legislation that would adversely affect the Company's ability to operate as a REIT.

Possible Environmental Liabilities

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew, or caused the presence, of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Any person who arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs that it incurs in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

         Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACM") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACM and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACM. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs. All ACM in the Company's buildings has been found to be in good condition and non-friable, and should not present a risk as long as it continues to be properly managed.

         The Company's environmental assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of the Company's properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

Effect of Market Interest Rates on Price of Common Stock

         One of the factors that will influence the market price of the Common Stock in public markets will be the annual dividend yield on the share price reflected by dividend distributions by the Company. An increase in market interest rates could reduce cash available for distribution by the Company to its shareholders and, accordingly, adversely affect the market price of the Common Stock.

Additional Information

         For additional disclosure of risk factors to which the Company is subject, see the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                       PAGE NO.

Independent Auditors' Report........................................         30

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1995
        and 1994....................................................         31

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 1995...........................................         32

     Consolidated Statements of Changes in
        Shareholders' Equity for Each of the Three
        Years in the Period Ended December 31, 1995.................         33

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 1995...........................................         34

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 1995...........................................         35

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 1995.................         50

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 1995........................         51

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Jacksonville, Florida
March 4, 1996



                       KOGER EQUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 31, 1995 AND 1994 (In
                          Thousands Except Share Data)

                                                                                 1995              1994
                                                                               --------          --------
ASSETS
Real Estate Investments:
   Operating properties:
     Land                                                                      $ 98,727          $102,161
     Buildings                                                                  471,145           474,879
     Furniture and equipment                                                      1,566             1,197
     Accumulated depreciation                                                   (62,885)          (46,106)
                                                                               --------          --------
       Operating properties - net                                               508,553           532,131
   Undeveloped land held for investment                                          21,150            33,054
   Undeveloped land held for sale, at lower
     of cost or market value                                                      9,131             2,958
Cash and temporary investments                                                   25,650            23,315
Accounts receivable, net of allowance for uncollectible
   rents of $391 and $362                                                         5,260             4,276
Management fees and other receivables from TKPL                                                     1,851
Cost in excess of fair value of net assets acquired from KPI,
   net of accumulated amortization of $345 and $688                               2,211             9,295
Other assets                                                                      7,427             6,926
                                                                               --------          --------
      TOTAL ASSETS                                                             $579,382          $613,806
                                                                               ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Mortgages and loans payable                                                 $254,909          $323,765
   Accounts payable                                                               2,641             2,823
   Accrued interest                                                                 206             1,047
   Accrued real estate taxes payable                                              2,222               970
   Accrued liabilities - other                                                    5,133             1,268
   Advance rents and security deposits                                            3,574             3,332
                                                                               --------          --------
     Total Liabilities                                                          268,685           333,205
                                                                               --------          --------

Commitments and Contingencies (Notes 2, 11 and 12)                                    -               -
Shareholders' Equity
   Preferred stock, $.01 par value; 50,000,000  shares
     authorized; issued: none
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued: 20,476,705 and 20,474,019 shares;
       outstanding: 17,753,677 and 17,604,295 shares                                205               205
   Capital in excess of par value                                               318,609           318,589
   Warrants; outstanding 1,114,217 and 1,114,889                                  2,250             2,251
   Retained earnings (Accumulated dividends in excess
     of net income)                                                              13,210           (15,657)
   Treasury stock, at cost; 2,723,028 and 2,869,724 shares                      (23,577)          (24,787)
                                                                               --------          --------
     Total Shareholders' Equity                                                 310,697           280,601
                                                                               --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $579,382          $613,806
                                                                               ========          ========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1995
                      (In Thousands Except Per Share Data)



                                                                            1995             1994              1993
                                                                        --------         --------           -------
Revenues
  Rental                                                                $ 94,865         $ 93,132           $45,927
  Other rental services                                                      578            1,256               181
  Management fees ($1,685, $3,288  and $89 from TKPL)                      5,608            4,926                92
  Interest ($13,066 from TKPL in 1995)                                    14,440            1,062               206
  Gain on TKPL note to Southeast                                          11,288
  Gain on early retirement of debt                                           919
                                                                        --------         --------           -------
     Total revenues                                                      127,698          100,376            46,406
                                                                        --------         --------           -------

Expenses
  Property operations                                                     40,830           39,711            18,850
  Management fee to Koger Management, Inc.                                                                    2,184
  Mortgage and loan interest                                              23,708           25,872            11,471
  Depreciation and amortization                                           19,110           16,728             8,958
  General and administrative                                               7,559            6,366             2,411
  Direct cost of management fees                                           4,523            3,649                56
  Settlement of litigation and related costs                                 176            1,902
  Provision for loss on land held for sale                                   970              996
  Undeveloped land costs                                                     512              667                24
  Loss on sale of assets                                                     255               43
  Write-off of deferred offering costs                                       745
                                                                        --------         --------           -------
      Total expenses                                                      98,388           95,934            43,954
                                                                        --------         --------           -------

Income Before Income Taxes                                                29,310            4,442             2,452
Income taxes                                                                 320              227
                                                                        --------         --------           -------

Net Income                                                              $ 28,990        $   4,215          $  2,452
                                                                        ========         ========           =======

Earnings Per Common Share and Common
  Equivalent Share:
   Primary                                                           $      1.61      $      0.24         $    0.18
                                                                        ========         ========           =======
   Fully Diluted                                                     $      1.60      $      0.24         $    0.18
                                                                        ========         ========           =======

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1995
                                 (In Thousands)




                                                                                        Retained Earnings
                                                        Capital                         (Accumulated                    Total
                                   Common Stock         in Excess                       Dividends                       Share-
                               Shares        Par        of Par                          in Excess of  Treasury          holders'
                               Issued        Value      Value         Warrants          Net  Income)  Stock             Equity
                                ------       ----       --------      --------           ---------    ---------         --------
BALANCE,
  DECEMBER 31, 1992             14,313       $143       $267,824                         $(22,324)    $(10,129)         $235,514

Common stock issued              6,159         62         50,750                                                          50,812
Treasury stock acquired                                                                                (14,696)          (14,696)
Warrants issued                                                        $1,368                                              1,368
Net income                                                                                  2,452                          2,452
                                ------       ----       --------      --------           ---------    ---------         --------

BALANCE,
  DECEMBER 31, 1993             20,472        205        318,574        1,368             (19,872)     (24,825)          275,450

Treasury stock reissued                                       (3)                                           38               35
Warrants issued                                                           885                                                885
Warrants exercised                   1                        12           (2)                                                10
Options exercised                    1                         6                                                               6
Net income                                                                                  4,215                          4,215
                                ------       ----       --------      --------           ---------    ---------         --------

BALANCE,
  DECEMBER 31, 1994             20,474        205        318,589        2,251             (15,657)     (24,787)          280,601

Treasury stock reissued                                                                      (123)       1,217             1,094
Warrants exercised                   1                         7           (1)                                                 6
Options exercised                    1                         7                                            (7)
Stock appreciation
  rights exercised                   1                         6                                                               6
Net income                                                                                 28,990                         28,990
                                ------       ----       --------      --------           ---------    ---------         --------

BALANCE,
  DECEMBER 31, 1995             20,477       $205       $318,609       $2,250           $  13,210     $(23,577)         $310,697
                                ======       ====       ========       ======           =========     =========         ========







See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1995
                                 (In Thousands)

                                                                         1995           1994           1993
                                                                       --------       --------       --------
Operating Activities
    Net income                                                         $ 28,990       $  4,215       $  2,452
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                      19,110         16,728          8,958
      Gain on TKPL note to Southeast                                    (11,288)
      Warrants issued - litigation settlement                                              885
      Provision for loss on land held for sale                              970            996
      Loss on sale of assets                                                255             43
      Gain on early debt repayment                                         (919)
      Provision for uncollectible rents                                     172            212            343
      Accrued interest added to principal                                   496          1,336             38
      Amortization of mortgage discounts                                    175            219            267
      Changes in assets and liabilities, net of
         effects from purchase of assets from KPI:
         Increase (decrease) in accounts payable,
            accrued liabilities and other liabilities                     5,126             35           (104)
         Increase in payable to KPI                                                                     1,287
         Increase in receivables and other assets                        (1,062)        (3,176)        (1,316)
         Decrease (increase) in receivable from TKPL                      1,851         (1,217)
                                                                       --------       --------       --------
      Net cash provided by operating activities                          43,876         20,276         11,925
                                                                       --------       --------       --------
Investing Activities
   Purchase of TKPL mortgage notes                                      (18,195)
   Proceeds from TKPL mortgage notes                                     18,195
   Proceeds from sale of assets                                          25,268          3,499
   Proceeds from TKPL note to Southeast                                  17,105
   Tenant improvements to existing properties                            (8,644)        (7,334)        (4,662)
   Building improvements to existing properties                          (3,064)        (3,749)        (1,761)
   Energy management improvements                                        (2,663)
   Deferred tenant costs                                                 (1,085)        (1,112)          (598)
   Additions to furniture and equipment                                    (353)          (383)
   Merger costs                                                                           (344)        (4,221)
   Cash acquired in purchase of assets from KPI                             307          2,316         15,596
   Payments received on loans to KPI - Cash
      Collateral Order                                                                                  1,392
                                                                       --------       --------       --------
      Net cash provided by (used in) investing activities                26,871         (7,107)         5,746
                                                                       --------       --------       --------
Financing Activities
   Principal payments on mortgages and loans                            (68,608)        (8,267)        (7,670)
   Proceeds from exercise of warrants and stock options                       6             16              1
   Proceeds from sale of stock under Stock Investment Plan                  206             35
   Financing costs                                                          (16)          (204)          (719)
                                                                       --------       --------       --------
      Net cash used in financing activities                             (68,412)        (8,420)        (8,388)
                                                                       --------       --------       --------
Net increase in cash and cash equivalents                                 2,335          4,749          9,283
Cash and cash equivalents - beginning of year                            23,315         18,566          9,283
                                                                       --------       --------       --------
Cash and cash equivalents - end of year                                 $25,650        $23,315        $18,566
                                                                       ========       ========       ========


See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Organization. Koger Equity, Inc. ("KE") was incorporated in Florida on June 21, 1988. Koger Properties, Inc. ("KPI") had maintained a 20 percent interest in KE through June 28, 1991. On June 29, 1991, KE repurchased 1,081,081 shares of its common stock from KPI, which reduced KPI's percentage ownership to
13.5 percent of KE's issued and outstanding shares. On December 21, 1993, KPI was merged with and into KE (the "Merger"). The Merger was part of a plan of reorganization (the "KPI Plan") in a Chapter 11 bankruptcy case (the "KPI Chapter 11 Case") filed on behalf of KPI.

         Principles of Consolidation. The consolidated financial statements include the accounts of KE, its wholly owned subsidiaries and Koger Realty Services, Inc. (the "Company"). KE owns all of the preferred stock of Koger Realty Services, Inc. which represents approximately 95 percent of the economic benefits of this entity. All material intercompany accounts have been eliminated in consolidation.

         Real Estate Investments. Operating properties, furniture and equipment, and undeveloped land held for investment are stated at cost less accumulated depreciation. Undeveloped land held for sale is carried at the lower of cost or market value.

         Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value that is deemed to be other than temporary, the properties and related goodwill will be reduced to their net realizable value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties which may have suffered an impairment in value. Management prepares estimates of future cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 1995, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

         Depreciation and Amortization. The Company uses the straight-line method for depreciation and amortization. Acquisition costs and building and tenant improvements are depreciated over the periods benefitted by the expenditures which range from 3 to 40 years. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases. Deferred financing charges are amortized over the terms of the related agreements. Cost in excess of fair value of net assets acquired pursuant to the Merger is being amortized over 15 years.

         Revenue Recognition. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rent revenues under leases which provide for material varying rents over their terms. For 1995 and 1994, the recognition of rental revenues on this basis for applicable leases increased rental revenues by $80,000 and $512,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. Interest income is recognized on the accrual basis on interest-earning investments. Interest for which payment was due, based upon the contractual provisions of loans to KPI under a Restated Credit Agreement and a Land Credit Agreement between the Company and KPI, after KPI filed a petition under Chapter 11 of the United States Bankruptcy Code in September 1991 and through December 21, 1993, was not accrued.

         Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). Accordingly, the Company distributes at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income in 1995, 1994 or 1993, no distributions to shareholders were made. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Koger Realty Services, Inc. ("KRSI") is not a qualified REIT subsidiary under the Internal Revenue Code of 1986 (the "Code"). Although, KRSI is consolidated with the Company for financial reporting purposes, this entity is subject to Federal income tax and will file separate Federal and state income tax returns.

         Earnings Per Common Share. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

      Year                     Primary                         Fully Diluted
      ----                   ----------                        -------------
      1995                   18,011,076                         18,091,029
      1994                   17,718,757                         17,718,757
      1993                   13,351,525                         13,351,525

         Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (cash and short-term investments, accounts receivable, management fees and other receivables from The Koger Partnership, Ltd. ("TKPL"), accounts payable, and mortgages and loans payable) is a reasonable estimate of fair value of these instruments.

         Statements of Cash Flows. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows.

         During 1993, KPI was merged with and into the Company. Pursuant to the Merger, the Company received the collateral for loans to KPI, which were accounted for as foreclosed in-substance, in full satisfaction of those loans. As of December 21, 1993, the loans to KPI foreclosed in-substance had a carrying value of approximately $93,498,000 which was management's best estimate of the fair value of the collateral received ($121,743,000) less the mortgage debt related to such collateral ($28,245,000) which was assumed by the Company.

         In addition, the Company acquired the remaining assets and liabilities of KPI by issuing 6,158,977 shares of the Company's common stock (the "Shares") and warrants to purchase 644,000 Shares (the "Warrants"). The following represents the fair value of the KPI assets acquired and liabilities assumed by the Company pursuant to the Merger in exchange for the Company's Shares and Warrants (in thousands).

    Fair value of assets and treasury stock
         acquired, including cash of $15,596                         $215,855
    Fair value of common stock and warrants
         issued and direct merger costs                               (56,461)
                                                                     ---------
    Fair value of liabilities assumed                                $159,394
                                                                     ========

         During 1994, the fair value of the KPI assets acquired and liabilities assumed pursuant to the Merger was adjusted as follows: (1) assets acquired increased $2,250,000; (2) liabilities assumed increased $243,000; and (3) additional direct merger costs were incurred which totalled $344,000. During 1995, the fair value of KPI assets acquired and liabilities assumed pursuant to the Merger was adjusted as follows: (1) assets acquired increased $169,000; and
(2) liabilities assumed increased $1,000. In addition, $6,412,000 of the unamortized cost in excess of fair value of net assets acquired from KPI was written off and offset against proceeds received by Southeast from the TKPL unsecured note. This write-off was based on management's analysis of the remaining value of the intangible assets based on the liquidation of TKPL and the partial repayment of the TKPL unsecured note.

         During 1995, the Company contributed 122,441 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 30, 1994. In addition, TKPL assigned $595,000 of its net assets to Southeast as payment on the unsecured note to Southeast during 1995.

         For 1995, 1994, and 1993, total interest payments were $23,823,000, $23,525,000 and $12,421,000, respectively, for the Company. For 1995 and 1994, payments for income taxes totalled $387,000 and $227,000 respectively. There were no payments for income taxes during 1993.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

         New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is effective for the Company for the year ending December 31, 1996. The Company does not believe adoption of SFAS 121 will have a material effect on the financial statements of the Company.

         In October 1995, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows companies to continue to measure cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies that elect to continue with the accounting under APB 25 must provide certain pro forma disclosures of net income, as if SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for the Company for transactions entered into in 1996. The Company is currently evaluating its alternatives under SFAS 123, however, its impact on operating results when initially adopted is not expected to be material.

     Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform with 1995 presentation.

2.       TRANSACTIONS WITH RELATED PARTIES.

         General. The Company was incorporated for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings developed by KPI. On September 25, 1991, KPI and TKPL, a Florida limited partnership of which KPI was the managing general partner, filed petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 10, 1993, TKPL completed the establishment of a $4.5 million reorganization financing facility which represented the fulfillment and the final condition to TKPL's emergence from bankruptcy and, as a result, the plan of reorganization for the TKPL Chapter 11 Case became effective as of June 1, 1993. On December 21, 1993, KPI was merged with and into the Company.

         Management Agreement. Prior to the Merger, Koger Management, Inc. ("KMI") was responsible for the leasing, operation, maintenance, and management of each of the Company's properties. The management fee was five percent of the gross rental receipts collected on the property managed for the Company by KMI. For the year ended December 31, 1993, the Company incurred management fee expenses to KMI of $2,184,000 for property management services. The Management Agreement expired on December 31, 1991, but was extended on a month-to-month basis through the date of the Merger. With the Merger, the Company assumed all of the leasing and other management responsibilities for its properties including those acquired in the Merger.

         Other. A director of the Company is a Senior Vice President of an affiliate of a shareholder who along with certain of its affiliates owned approximately 18.8 percent of the outstanding Shares of the Company at December 31, 1995. The Company has entered into an agreement with this shareholder to register shares owned by the shareholder and its affiliates pursuant to the registration requirements of the Securities Act of 1933 in up to five public offerings and include these Shares in an unlimited number of public offerings which may be made on behalf of the Company or others for a period of eight years following December 21, 1993. All expenses, except for brokerage discount, of any of these offerings will be borne by the Company.

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

3.       KPI MERGER.

         The Merger became effective on December 21, 1993. The accounting treatment for the Merger was separated into two components: (i) the receipt by the Company of the collateral for loans to KPI made pursuant to a Restated Credit Agreement and a Land Credit Agreement (loans to KPI foreclosed in-substance), in full satisfaction of these loans; and (ii) the acquisition by the Company of the remaining assets and restructured liabilities of KPI under the purchase method of accounting.

         Unpaid interest (amounting to $30.3 million from the date of KPI's Chapter 11 Case to December 20, 1993) on loans to KPI foreclosed in-substance made prior to KPI's Chapter 11 Case, has not been recognized in the accompanying consolidated financial statements of the Company. Therefore, interest earned in 1993 of approximately $12 million was not recognized as interest revenue in 1993.

         For 1993, revenues and expenses of the assets and liabilities acquired from KPI are reflected in the Consolidated Statements of Operations for the 11 days from the date of the Merger, December 21, 1993, through December 31, 1993.

4.       INVESTMENTS IN THE KOGER PARTNERSHIP, LTD.

         General. Pursuant to the Merger, Southeast Properties Holding Corporation, Inc. ("Southeast"), a wholly owned subsidiary of the Company, became the managing general partner of TKPL. Immediately prior to the Merger, KPI transferred all of its debt and equity interest in TKPL to Southeast. These interests included (1) 90,360 TKPL General and Limited Partnership Units (the "Units") and (2) a restructured unsecured note from TKPL with a principal amount of approximately $31 million. In light of the terms of the TKPL plan of reorganization (the "TKPL Plan") and its restructured debt, the Company determined that at the time of the Merger these investments had no value. During 1995, TKPL sold all of its operating properties. The net proceeds from the sale were sufficient to repay in full all secured debt and accrued interest of TKPL with the remaining excess sales proceeds and available cash of TKPL used to pay Southeast for amounts owed on subordinate debt and accrued interest. During 1995, TKPL repaid $17.7 million of the subordinate debt to Southeast. On December 4, 1995, the Bankruptcy Court in the TKPL Chapter 11 Case entered an order authorizing and directing Southeast to take all necessary and advisable action to wind up TKPL's affairs and to terminate its existence as a partnership. On December 26, 1995, TKPL was dissolved. The Company recorded a gain on the recovery of the TKPL note to Southeast of $11,288,000, which was calculated as follows:

   Proceeds from TKPL unsecured note to Southeast               $17,700,000
   Partial Write-off of Cost in Excess of Fair Value of
     Net Assets Acquired from KPI                                (6,412,000)
                                                                -----------
       Gain on TKPL Note to Southeast                           $11,288,000
                                                                ===========

         Basis of Accounting for the Investment in TKPL. Southeast had significant influence over TKPL's activities because it owned approximately 32 percent of TKPL's outstanding Units. However, Southeast did not control TKPL for accounting purposes and, accordingly, accounted for its investment using the equity method. No losses of TKPL were allocated to Southeast because Southeast was not obligated to fund losses of TKPL as stated in the Third Amended and Restated Agreement of Limited Partnership dated August 3, 1993.

         Duties to and Compensation from TKPL. Southeast, in its capacity as Managing General Partner, generally had responsibility for all aspects of TKPL's operations and received as compensation for its services a management fee equal to nine percent of the gross rental revenues derived from the properties it managed for TKPL. All third-party leasing commissions incurred on TKPL buildings were the responsibility of the Company. During 1995 and 1994, the management fees earned were approximately $1,685,000 and $3,288,000, respectively. From the date of the Merger, December 21, 1993, through December 31, 1993, the management fees earned were approximately $89,000. During the fourth quarter of 1995, approximately $500,000 of management fees from TKPL previously recorded were written off because collection of these fees could have potentially affected the Company's REIT status.

         Purchase of TKPL Mortgage Notes. During 1995, the Company acquired $27.8 million principal amount of TKPL New Secured Notes and $4.5 million principal amount of TKPL Converted Loan Notes for approximately $18.2 million in the aggregate. During the quarter ended September 30, 1995, the TKPL New Secured Notes and the TKPL Converted Loan Notes were retired by TKPL. The Company recorded $13,066,000 of interest revenue related to these notes during 1995 which represented repayment proceeds on the notes in excess of the Company's cost basis. These excess proceeds were recorded as an interest yield adjustment on the notes.

5.       MORTGAGES AND LOANS PAYABLE.

         During 1993, the Company's existing bank loans were modified and extended in connection with the Merger. These bank loans had an outstanding balance of $70,040,000 at December 31, 1995. Prior to the modification of the loans, the loans bore interest at rates equal to such banks' prime rates. These loans are collateralized by mortgages on certain operating properties. At December 31, 1995, one of these loans in the amount of $45,945,000 bore interest at 6.43 percent and has a final maturity date of December 21, 2000. This loan is collateralized by properties with a carrying value of approximately $67,146,000. At December 31, 1995, the other bank loan in the amount of $24,095,000 bore interest at 6.386 percent and has a final maturity date of December 21, 2000. This loan is collateralized by properties with a carrying value of approximately $42,117,000. The interest rate on both of these bank loans will be adjusted in December, 1996 to a rate equal to the sum of (i) the effective interest rate prevailing on four year U.S. Treasury obligations, plus (ii) 210 basis points, subject to a maximum of 11 percent per annum. Monthly payments on these loans include principal amortization based on a 25 year amortization period. In addition, the Company will be required to make additional principal payments totalling $10 million by December, 1998. Each of these lenders required affirmative and negative covenants and other agreements which may become burdensome to the Company. In particular, both bank lenders have required that, commencing on December 21, 1998, the Company maintain a total liabilities to net worth ratio of 1.0 to 1.0, that the Company maintain loan-to-value ratios determined on the basis of periodic appraisals of bank collateral and that, under certain circumstances, additional collateral be provided for indebtedness to such bank. At December 31, 1995, the total liabilities to net worth ratio of the Company was 0.9 to 1.0. In addition, both of these bank lenders have required other covenants generally similar to the provisions set forth in the KPI Plan with respect to the KPI restructured debt.

         At December 31, 1995, the Company had mortgages payable with an outstanding balance of $45,666,000 which is net of a $897,000 discount. Such mortgages are generally amortizing, bear interest at rates ranging from 8.5 percent to 10.125 percent, and are collateralized by office buildings with a carrying value of approximately $84,589,000 at December 31, 1995.

         Senior Bank Mortgage Debt with outstanding balances of approximately $74,898,000 will mature in December, 2003. Interest payments are due monthly based on a 6.62 percent interest rate with monthly amortization which began in December, 1994. The interest rate will adjust in April, 1998 to a rate equal to the sum of (i) the then prevailing interest rate on five year U.S. Treasury obligations plus (ii) 210 basis points with a maximum rate of 10 percent. These loans are collateralized by properties with a carrying value of approximately $76,619,000 at December 31, 1995.

         Junior Bank Mortgage Debt totalling approximately $1,152,000 is secured by properties that also serve as collateral for Senior Bank Mortgage Debt. The Junior Bank Mortgage Debt matures in December, 2000 and accrues interest at the prime rate of the lender (8.75 percent at December 31, 1995). Accrued interest on Junior Bank Mortgage Debt must be paid no later than December, 1998. Monthly interest payments are required beginning in January, 1999. Accrued interest on this debt will be forgiven if the outstanding balance is paid in full prior to December, 1996. Interest accrued and forgiven will be reflected as an adjustment to interest expense in the year forgiven.

         Insurance Company Mortgage Debt with outstanding balances at December 31, 1995 of approximately $41,838,000 are non-recourse to the Company, but are secured by all properties on which each lender holds mortgages. The contractual interest rates on these loans currently range from 8 percent to 10 percent. These mortgages include provisions during the period ending December 21, 1996, that a portion of the interest earned, equal to 25 percent, 20 percent and 15 percent in, respectively, the first, second and third years, may be deferred at the option of the Company and added to principal, subject to a minimum interest payment rate of seven and one-half percent per annum. During 1995, the Company elected to discontinue the deferral of interest on these loans with certain lenders. The interest rates will be reset on various dates, as defined. No reset interest rate may be less than eight percent per annum. However, if any interest reset rate would exceed ten percent per annum, the Company may elect to establish the interest reset rate at ten percent per annum, in which case the maturity of the indebtedness in question shall be the date on which a U.S. Treasury obligation purchased on the interest reset date in question with an effective interest rate of 210 basis points below ten percent per annum would mature. In the absence of an election to fix any interest reset rate at ten percent per annum, all of such indebtedness matures on December 21, 2003. The loans begin principal amortization in 1997 and are collateralized by properties with a carrying value of approximately $60,173,000 at December 31, 1995. Additional Insurance Company Mortgage Debt totalling $191,000 which retained their existing balances and terms were also acquired from KPI in connection with the Merger. The interest rate on these loans is 8.5 percent. These loans are collateralized by properties with a carrying value of approximately $970,000 at December 31, 1995.

         Other Mortgage Debt totals approximately $21,124,000 and matures in June, 2001. Interest payments are due monthly based on the prime rate plus one percent with a minimum rate of 6.62 percent and a maximum rate of 10 percent. These loans are collateralized by properties with a carrying value of approximately $24,772,000 at December 31, 1995.

         The Company's restructured debt contains provisions requiring the Company to use the first $50 million of proceeds from any equity offering to pay down certain debt. To the extent that equity offering proceeds exceed $50 million, one half of the excess must be used to pay down debt with the remainder being available for use at the Company's discretion. In addition to reporting and other requirements, the restructured debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings to $5 million, and limiting general and administrative expense. The Company is also required to maintain certain financial ratios.

         The annual maturities of loans and mortgages payable, which are gross of $897,000 of unamortized discounts, as of December 31, 1995, are summarized as follows:

               Year Ending                              Amount
             December 31,                           (In thousands)
             -------------                          --------------
             1996                                         $4,082
             1997                                         12,937
             1998                                         19,355
             1999                                          5,751
             2000                                         87,181
             Subsequent Years                            126,500
                                                        --------
               Total                                    $255,806
                                                        ========

6.       LEASES.

         The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 1995, 93 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

         The Company's leases are operating leases and expire at various dates through 2005. Minimum future rental revenues from leases in effect at December 31, 1995, determined without regard to renewal options, are summarized as follows:

          Year Ending                             Amount
          December 31,                          (In  thousands)
          ------------                          ---------------
          1996                                     $   81,196
          1997                                         60,755
          1998                                         40,224
          1999                                         22,380
          2000                                         14,207
          Subsequent Years                             37,847
                                                     --------
            Total                                    $256.609
                                                     ========

         The above minimum future rental income does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $1,792,000, $2,172,000 and $1,407,000 for the years 1995, 1994, and 1993, respectively.

         At December 31, 1995, annualized rental revenues totalled approximately $13,503,000 for the State of Florida, when all of its departments and agencies which lease space in the Company's buildings were combined.

7.       STOCK OPTIONS AND RIGHTS.

         1988 Stock Option Plan. The Company's Amended and Restated 1988 Stock Option Plan (the "1988 Plan") provides for the granting of options to purchase up to 500,000 shares of its common stock to key employees of the Company and its subsidiaries. The 1988 Plan provides that the options granted contain stock appreciation rights which may be exercised in lieu of the option. To exercise the option, payment of the option price is required before the option shares are delivered. Alternatively, the optionee may elect to receive shares equal in value to the difference between the aggregate fair market value of the shares exercised on the exercise date and the aggregate exercise price of those shares. With the consent of the Company's Compensation Committee, the optionee may also elect to exercise the option in part by having withheld cash equal to the minimum amount required to be withheld for payroll tax purposes and the balance by receiving shares equal to the difference between the aggregate fair market value and the aggregate exercise price, less any cash received. All options originally granted under the 1988 Plan on August 25, 1988, at an exercise price of $20.00 per share have either been surrendered or forfeited.

         Pursuant to the 1988 Plan, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted options to purchase 213,750 shares on January 27, 1994 to certain employees at an exercise price of $7.625 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire seven years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. The grant of certain of these options was conditioned upon the surrender of previously granted and outstanding options to purchase 173,246 shares at an exercise price of $20.00 per share. On February 21, 1995, the Compensation Committee granted options to purchase 18,000 shares to certain key employees at an exercise price of $7.50 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire seven years from the date of the grant and are exercisable beginning one year from the date of grant at a cumulative annual rate of 20 percent of the shares covered by each option being fully exercisable five years after the date of grant.

         1993 Stock Option Plan. The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase up to 1,000,000 shares of its common stock to key employees of the Company and its affiliates. The 1993 Plan provides that the options granted contain stock appreciation rights which may be exercised in lieu of the option. To exercise the option, payment of the option price is required before the option shares are delivered. Alternatively, the optionee may elect to receive shares equal in value to the difference between the aggregate fair market value of the shares exercised on the exercise date and the aggregate exercise price of those shares. With the consent of the Compensation Committee, the optionee may also elect to exercise the option in part by having withheld cash equal to the minimum amount required to be withheld for payroll tax purposes and the balance by receiving shares equal to the difference between the aggregate fair market value and the aggregate exercise price, less any cash received.

         Pursuant to the 1993 Plan, the Compensation Committee granted options to purchase 552,200 shares on January 27, 1994 to certain key employees at an exercise price of $7.625 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. In addition, the Compensation Committee granted options to purchase 207,332 shares on May 9, 1994 to certain key employees at an exercise price of $7.625 per share, which was the closing market price on the American Stock Exchange on the date of the grant. These options expire ten years from the date of grant with 115,000 shares fully exercisable six months from the date of the grant and 92,332 shares exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years from the date of grant. On February 21, 1995, the Compensation Committee granted options to purchase 279,800 shares to certain key employees at an exercise price of $7.50 per share, which was the closing market price on the American Stock Exchange on the date of grant. These options expire ten years from the date of grant and are exercisable beginning one year from the date of grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant. On May 15, 1995, the Compensation Committee granted options to purchase 14,000 shares to certain key employees at an exercise price of $8.125 per share, which was the closing market price on the American Stock Exchange on the date of grant. These options expire ten years from the date of grant and are exercisable beginning one year from the date of grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant.

          Summary of Options Granted. Information as of December 31, 1995 concerning the options granted is summarized below.

                                                   Remaining              Options
                                Date of           Shares Under          Exercisable              Exercise Price
Plan                             Grant              Option              at 12/31/95        Per Share          Total
                                -------              -------              -------           ------       ----------
1988 Stock Option Plan          2/05/92              283,496              168,996           $5.125       $1,452,917
                                1/27/94              162,900               31,927            7.625        1,242,113
                                2/21/95               10,000                    0            7.500           75,000

1993 Stock Option Plan          1/27/94              388,000               75,040           $7.625       $2,958,500
                                5/09/94              177,666              127,533            7.625        1,354,703
                                2/21/95              215,800                    0            7.500        1,618,500
                                5/15/95               14,000                    0            8.125          113,750


         At December 31, 1995, there were 40,034 shares available for granting of options under the 1988 Plan and 201,334 shares available for the granting of options under the 1993 Plan. Through December 31, 1995, options to purchase 2,754 shares had been exercised under the 1988 Plan and 4,016 stock appreciation rights had been exercised to acquire 560 shares under the 1988 Plan and the 1993 Plan.

         Warrants. The Company had 1,114,217 and 1,114,889 Warrants outstanding on December 31, 1995 and 1994, respectively. Each Warrant gives the holder the right to purchase one Share at a price of $8.00 per share, such rights to be exercisable until June 30, 1999. The Warrants are subject to redemption at the option of the Company at prices currently ranging from $2.90 to $5.24 per Warrant.

         Shareholder Rights Plan. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's common stock and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 1995), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective December 21, 1993 for a certain shareholder and its affiliates. See Note 2 for further discussion of this amendment.

8.       STOCK INVESTMENT PLAN.

         During 1994, the Company adopted a Monthly Stock Investment Plan (the "SIP") which provides for regular purchases of the Company's common stock by all employees and directors. The SIP provides for monthly payroll and directors' fees deductions up to $1,700 per month with the Company making monthly contributions for the account of each participant as follows: (i) 25 percent of amounts up to $50; (ii) 20 percent of amounts between $50 and $100; and (iii) 15 percent of amounts between $100 and $1,700, which amounts are used by an unaffiliated Administrator to purchase shares from the Company. The Company has reserved a total of

200,000 shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totalled approximately $34,800 and $7,900 for 1995 and 1994, respectively. Through December 31, 1995, 29,731 shares have been issued under the SIP.

9.        EMPLOYEE BENEFIT PLANS.

         During 1994, the Company adopted a 401(k) plan (the "401(k) Plan") which permits contributions by employees. The Company's Board of Directors approved a Company contribution to the 401(k) Plan for 1994. This contribution was in the form of the Company's common stock and was made during February,
1995. The contribution totalled 122,441 Shares which had a value of approximately $888,000 on December 31, 1994. For 1995, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (43,804 Shares which had a value of approximately $465,000 on December 31, 1995) and cash ($443,000). The contribution for 1995 was made on February 12, 1996.

         The Company's Board of Directors has adopted a supplemental executive retirement plan (the "SERP"), an unfunded defined benefit plan. The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company's 401(k) Plan. The document establishing the SERP, which became effective on June 28, 1995, was executed by the Company on August 18, 1995. The benefits are based on years of service and the employee's average base salary during the last three calendar years of employment.

         Net periodic pension cost for the SERP for 1995 was as follows:

                                                              Amount
                                                           (In thousands)
         Service Cost                                       $     28
         Interest Cost                                           102
         Amortization of Unrecognized Prior Service Cost         119
                                                            --------
              Total                                         $    249
                                                            ========

         Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

         Discount rate                                     7.5%
         Rate of increase in salary levels                 5.0%

         The following table sets forth the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 1995:

                                                               Amount
                                                           (In thousands)
                                                           --------------
         Accumulated benefit obligation                        $  2,074
         Effect of projected future salary increases                657
                                                               --------
         Projected benefit obligation                          $  2,731
                                                               --------

         Actuarial present value of projected benefit
              obligations in excess of plan assets             $ (2,731)
         Unrecognized prior service cost                          2,612
         Additional minimum liability                            (1,955)
                                                               ---------
         Accrued pension cost                                  $ (2,074)
                                                               =========

10.      DIVIDENDS.

         The Company paid no dividends during the three years ended December 31, 1995. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's taxable income as required by the Federal income tax laws.

         The terms of the secured debt of the Company provide that the Company will be subject to certain dividend limitations which, however, will not restrict the Company from paying the dividends required to maintain its qualifications as a REIT. In the event that the Company no longer qualifies as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of the Company's bank lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) 1996 and 1997, $11 million unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, $11 million regardless of impact on REIT status.

11.      FEDERAL INCOME TAXES.

         The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. The Company's taxable loss prior to the dividends paid deduction for the years ended December 31, 1995, 1994, and 1993 was approximately $(23,233,000), ($15,954,000), and $(8,375,000), respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards. At December 31, 1995, the net book basis of the Company's assets and liabilities exceeded the net tax basis of assets and liabilities in the amount of approximately $15.6 million.

         On the Company's 1994 Federal income tax return, the Company utilized approximately $323,000 of its 1993 net operating loss carryforward to eliminate any REIT taxable income for 1994. Pursuant to the Merger, the Company succeeded to KPI's net operating loss carryforward which, based upon KPI's final Federal income tax return, totalled approximately $98,000,000. However, the portion of KPI's net operating loss carryforward which is usable each year by the Company is limited to approximately $7,900,000. The Company's net operating loss carryforward available to offset REIT taxable income for 1995 totals approximately $24,070,000, which can be used to offset REIT taxable income through 2007. The use of net operating loss carryforwards are limited for alternative minimum tax purposes. The Company paid approximately $104,000 of alternative minimum tax when its 1993 Federal income tax return was filed. The Company requested a refund of $70,000 when its 1994 Federal income tax return was filed. For 1995, the Company recorded a provision for alternative minimum taxes of approximately $100,000 and a non-REIT subsidiary recorded a provision for federal income tax of approximately $215,000.

         The Company's 1992 and 1993 Federal income tax returns are currently being examined by the Internal Revenue Service. The Company does not believe that the results of this examination will materially affect its operations or its REIT status.

12.      LITIGATION.

         A derivative action against the Company in the U. S. District Court, Middle District of Florida (the "District Court"), which commenced on October 29, 1990, has been resolved in favor of the Company. Various amended filings and counter-claims have been filed against the Company of which the Company does not believe that the outcome will materially affect its operations or financial position. The Company and the other parties to this derivative action have agreed on a settlement of all claims and have submitted documentation thereof to the District Court. On January 10, 1996, the District Court entered its order approving this settlement (the "Approval Order") after notice to stockholders of the Company. The Approval Order became final on or about February 12, 1996, and the parties are now required to exchange documentation and effect other steps to consummate this settlement. During 1995, the Company paid $50,000 for settlement of this litigation.

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

13.      INTERIM FINANCIAL INFORMATION (UNAUDITED).

         Selected quarterly information for the two years in the period ended December 31, 1995, is presented below (in thousands except per share amounts):


                                                                               Net                    Earnings
                                     Rental             Total                  Income                 (Loss) Per
Quarters Ended                       Revenues           Revenues               (Loss)                 Common Share
--------------                        -------            -------               -------                ------------
March 31, 1994                        $23,073            $24,908               $ 2,692                    $.15
June 30, 1994 (1)                      23,190             24,678                (1,075)                   (.06)
September 30, 1994                     23,426             25,494                 1,432                     .08
December 31, 1994                      23,443             25,296                 1,166                     .07
March 31, 1995                         23,482             25,446                 2,204                     .12
June 30, 1995                          24,255             26,125                 2,026                     .11
September 30, 1995 (2)                 23,762             45,568                18,983                    1.05
December 31, 1995 (3)                  23,366             30,559                 5,777                     .32


(1) The results for the quarter ended June 30, 1994 were affected by the accrual for the settlement of the Securities Action and the provision for loss on two land parcels held for sale.
(2) The results for the quarter ended September 30, 1995 were affected by (i) the interest revenue associated with the Company's investment in the TKPL mortgage notes, (ii) the gain associated with the partial repayment of a TKPL note to Southeast and (iii) the write-off of deferred offering costs.
(3) The results for the quarter ended December 31, 1995 were affected by additional gain associated with the partial repayment of a TKPL note to Southeast.

                                                                     SCHEDULE II
                       KOGER EQUITY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (In Thousands)



                                                                   Additions
                                                   Balance at      Charged to   Charged to                       Balance at
                                                  beginning of     costs and      other                            end of
Description                                          period         expenses    accounts            Deductions     period
---------------------------------                   ---------       -------     ----------          ---------     ---------
1995
----
Allowance for uncollectible rents                   $     362       $   172     $        0          $   143(a)    $     391
Valuation allowance - land held                     =========       =======     ==========          ==========    =========
   for sale                                         $     550       $   970     $        0          $     0       $   1,520
                                                    =========       =======     ==========          ==========    =========
1994
----
Allowance for uncollectible rents                   $     651       $   212     $        0          $   501(a)    $     362
Valuation allowance - land held                     =========       =======     ==========          =======       =========
   for sale                                         $       0       $   996     $        0          $   446(b)    $     550
                                                    =========       =======     ==========          =======       =========
1993
----
Allowance for uncollectible rents                   $     130       $   343     $      493(c)       $   315(a)    $     651
                                                    =========       =======     ==========          ==========    =========



(a) Receivable balance which was determined to be uncollectible and written-off in the applicable year.
(b)   Land parcel was sold for which valuation allowance had been recorded.
(c)   Balance acquired pursuant to Merger on December 21, 1993.

                KOGER EQUITY, INC. AND SUBSIDIARIES Schedule III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995
                                 (in thousands)


                                                            COSTS CAPITALIZED
                                                                SUBSEQUENT
                                         INITIAL COST         TO ACQUISITION                TOTAL COST
                                     ----------------       -------------------       --------------------------     (d)
                                                 BLDGS &    IMPROVE    CARRYING               BLDGS &     (b)(c)     ACCUM.
CENTER                                 LAND      IMPROV.     MENTS      COSTS         LAND    IMPROV.      TOTAL     DEPR .
------                               --------   --------    -------- ---------- ----------  ---------   --------    -------
OPERATING REAL ESTATE:
   ATLANTA CHAMBLEE                  $ 13,145   $ 63,211    $  6,382 $        0 $   13,145  $  69,593   $ 82,738    $10,207
   ATLANTA GWINNETT                         0          3           0          0          0          3          3          1
   AUSTIN                               4,274     13,650       1,585          0      4,274     15,235     19,509      1,218
   CHARLOTTE CARMEL                       910      9,993          98          0        910     10,091     11,001        512
   CHARLOTTE EAST                       5,788     25,078       1,533          0      5,788     26,611     32,399      2,708
   EL PASO                              3,108     10,107       2,433          0      3,108     12,540     15,648      2,053
   GREENSBORO SOUTH                     6,384     38,700       2,915          0      6,384     41,615     47,999      4,938
   GREENSBORO WENDOVER                      0         11           0          0          0         11         11          3
   GREENVILLE                           3,833     16,104       1,972          0      3,833     18,076     21,909      2,703
   JACKSONVILLE BAYMEADOWS              7,625     23,716         316          0      7,625     24,032     31,657      1,282
   JACKSONVILLE CENTRAL                 6,915     35,321       5,253          0      6,915     40,574     47,489      5,479
   MEMPHIS GERMANTOWN                   3,518     21,821       1,621          0      3,518     23,442     26,960      3,425
   ORLANDO CENTRAL                      8,342     30,575       4,408          0      8,342     34,983     43,325      6,199
   ORLANDO UNIVERSITY                   2,900     12,218         543          0      2,900     12,761     15,661      1,301
   RICHMOND SOUTH                           0         16           0          0          0         16         16          8
   ST. PETERSBURG                       6,657     29,525       3,116          0      6,657     32,641     39,298      4,520
   SAN ANTONIO                          9,638     29,649       5,594          0      9,638     35,243     44,881      5,534
   TALLAHASSEE APALACHEE PKWY           6,063     28,043       3,116          0      6,063     31,159     37,222      4,900
   TALLAHASSEE CAPITAL CIRCLE           3,561     22,903         234          0      3,561     23,137     26,698      2,717
   TULSA NORTH                          1,600      4,300         552          0      1,600      4,852      6,452        771
   TULSA SOUTH                          4,466     12,834       1,297          0      4,466     14,131     18,597      1,934
                                     --------   --------    -------- ---------- ----------  ---------   --------    -------
         SUBTOTALS                     98,727    427,778      42,968          0     98,727    470,746    569,473     62,413
   FURNITURE & EQUIPMENT                           1,566                                        1,566      1,566        472
    IMPROVEMENTS IN PROGRESS                                     399                              399        399
                                     --------   --------    -------- ---------- ----------  ---------   --------    -------
             TOTAL OPERATING
               REAL ESTATE           $ 98,727   $429,344     $43,367 $        0    $98,727   $472,711   $571,438    $62,885
                                     --------   --------    -------- ---------- ----------  ---------   --------    -------




                                         (a)
                                         MORT-         DATE         DEPRECIABLE
CENTER                                   GAGES       ACQUIRED        LIFE
------                               ---------     -----------     ------------
OPERATING REAL ESTATE:
   ATLANTA CHAMBLEE                  $  27,542     1988 - 1993     3 - 40 YRS.
   ATLANTA GWINNETT                          0       1993               7 YRS.
   AUSTIN                                 1642     1990 - 1993     3 - 40 YRS.
   CHARLOTTE CARMEL                      8,912       1993          3 - 40 YRS.
   CHARLOTTE EAST                       13,972     1989 - 1993     3 - 40 YRS.
   EL PASO                               1,072     1990 - 1993     3 - 40 YRS.
   GREENSBORO SOUTH                     21,953     1988 - 1993     3 - 40 YRS.
   GREENSBORO WENDOVER                       0       1993               7 YRS.
   GREENVILLE                            7,029     1988 - 1993     3 - 40 YRS.
   JACKSONVILLE BAYMEADOWS              34,293       1993          3 - 40 YRS.
   JACKSONVILLE CENTRAL                 12,699     1989 - 1993     3 - 40 YRS.
   MEMPHIS GERMANTOWN                   13,244     1988 - 1993     3 - 40 YRS.
   ORLANDO CENTRAL                      17,001     1988 - 1993     3 - 40 YRS.
   ORLANDO UNIVERSITY                    9,426     1990 - 1993     3 - 40 YRS.
   RICHMOND SOUTH                            0        1993              4 YRS.
   ST. PETERSBURG                       19,723     1988 - 1993     3 - 40 YRS.
   SAN ANTONIO                           5,571     1990 - 1993     3 - 40 YRS.
   TALLAHASSEE APALACHEE PKWY           14,325     1988 - 1993     3 - 40 YRS.
   TALLAHASSEE CAPITAL CIRCLE           20,710     1988 - 1993     3 - 40 YRS.
   TULSA NORTH                               0       1990          3 - 40 YRS.
   TULSA SOUTH                           4,416     1990 - 1993     3 - 40 YRS.
                                       -------
         SUBTOTALS                     233,530
   FURNITURE & EQUIPMENT                                           3  - 7 YRS.
    IMPROVEMENTS IN PROGRESS           -------
             TOTAL OPERATING
               REAL ESTATE            $233,530
                                      --------

                KOGER EQUITY, INC. AND SUBSIDIARIES               Schedule III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995
                                 (in thousands)


                                                                    COSTS CAPITALIZED
                                                                    SUBSEQUENT
                                 INITIAL COST      TO ACQUISITION          TOTAL COST
                              ------------------  ----------------  ----------------------------    (d)    (a)
                                          BLDGS &  IMPROVE  CARRYING          BLDGS &   (b)(c)     ACCUM.  MORT- DATE    DEPRECIABLE
CENTER                            LAND    IMPROV.   MENTS    COSTS    LAND    IMPROV.    TOTAL     DEPR .  GAGES ACQUIRED  LIFE
------                            ----    -------  -------  -------- -----    -------   ------     ------  ----- -------- ----------
UNIMPROVED LAND:
  ATLANTA GWINNETT            $   5,780 $      0  $     0  $    0  $  5,780  $      0  $  5,780  $     0  $      0  1993
  BIRMINGHAM                      1,200        0        0       0     1,200         0     1,200        0         0  1993
  CHARLOTTE CARMEL                3,250        0        0       0     3,250         0     3,250        0         0  1993
  CHARLOTTE EAST                    468        0        0       0       468         0       468        0         0  1993
  COLUMBIA SPRING VALLEY            150        0        0       0       150         0       150        0         0  1993
  GREENSBORO WENDOVER             1,491        0        0       0     1,491         0     1,491        0         0  1993
  GREENVILLE                        949        0        0       0       949         0       949        0         0  1993
  JACKSONVILLE BAYMEADOWS         2,318        0        0       0     2,318         0     2,318        0         0  1993
  MEMPHIS GERMANTOWN              4,505        0        0       0     4,505         0     4,505        0         0  1993
  MIAMI                           2,000        0        0       0     2,000         0     2,000        0         0  1993
  ORLANDO UNIVERSITY              2,880        0        0       0     2,880         0     2,880        0         0  1993
  RICHMOND SOUTH                  1,860        0        0       0     1,860         0     1,860        0         0  1993
  ST. PETERSBURG                  1,000        0        0       0     1,000         0     1,000        0         0  1993
  SAN ANTONIO                     1,430        0        0       0     1,430         0     1,430        0         0  1993
  TULSA NORTH                     1,000        0        0       0     1,000         0     1,000        0         0  1993
                               -------- --------  -------  ------  --------  --------  --------  -------  --------
        TOTAL UNIMPROVED LAND    30,281        0        0       0    30,281         0    30,281        0         0
                               -------- --------  -------  ------  --------  --------  --------  -------  --------
                               $129,008 $429,344  $43,367  $    0  $129,008  $472,711  $601,719  $62,885  $233,530
                               ======== ========  =======  ======  ========  ========  ========  =======  ========

            TOTAL

                KOGER EQUITY, INC. AND SUBSIDIARIES Schedule III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995
                                 (in thousands)
----------------------------------
(a) At December 31, 1995, the outstanding balance of mortgages payable was $233,530. In addition, the Company has loans outstanding with variable interest rates which are collateralized by mortgages on pools of buildings. At December 31, 1995, the outstanding balance of these loans was $22,276.

(b) Aggregate cost basis for Federal income tax purposes was $636,106 at December 31, 1995.

(c) Reconciliation of total real estate carrying value for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                  1995        1994        1993
                                                  ----        ----        ----
          Balance at beginning of year         $614,249     $606,806    $311,286
            Acquisitions                            353          384     289,097
            Improvements                         14,371       11,083       6,423
            Transfer from other assets               16
            Provision for loss - land parcels      (970)        (996)
            Sale of unimproved land              (4,761)      (3,028)
            Sale of operating real estate       (21,539)
                                                -------     --------    --------
          Balance at close of year             $601,719     $614,249    $606,806

          Acquisitions of land and buildings during 1993 were made pursuant to the Merger. For 1995, the provision for loss was based upon a contract for the sale of the Miami land parcel held for sale for which the contract price ranges between $2,000 and $2,970 contingent upon the square footage of office buildings which can be constructed on this land parcel. For 1994, the provision for loss was based upon contracts for the sale of two land parcels. The sale of one of these land parcels was consummated during 1994, while the contract for the sale of the other land parcel expired.

(d) Reconciliation of accumulated depreciation for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                  1995        1994        1993
                                                  ----        ----        ----
          Balance at beginning of year         $46,106      $30,706     $22,300
           Depreciation expense:
            Operating real estate               17,363       15,202       8,403
            Furniture and equipment                267          198           3
           Sale of operating real estate          (851)
                                               -------     --------    --------
         Balance at close of year              $62,885      $46,106     $30,706
                                               =======      =======     =======

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "1996 Proxy Statement") and is incorporated herein by reference.

         The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

S. D. Stoneburner.....  Chairman of the Board
Irvin H. Davis........  Vice Chairman of the Board and Chief Executive Officer
Victor A. Hughes, Jr..  President, Chief Financial Officer and Director
James L. Stephens ....  Treasurer and Chief Accounting Officer
James C. Teagle.......  Senior Vice President of Operations
W. Lawrence Jenkins...  Vice President of Administration and Corporate Secretary

     Mr. Stoneburner, age 77, was elected as Chairman of the Board of Directors of the Company on December 20, 1991, and has been a Director of the Company since June, 1988.

         Mr. Davis, age 66, was elected Vice Chairman of the Board of Directors of the Company on August 22, 1995. He has been the Chief Executive Officer of the Company since December 11, 1991. He held the position of President of the Company from December 11, 1991 to August 22, 1995. He has served as a Director of the Company since August 15, 1991. He previously held the positions of Executive Vice President and Chief Executive Officer pro tempore of the Company from August 15, 1991 to December 10, 1991. Mr. Davis held the positions of Execuitve Vice President and Chief Executive Officer pro tempore of Koger Advisors, Inc. ("KA") from August 15, 1991 to December 31, 1991. Prior to that Mr. Davis served the Company as Senior Vice President/Asset Manager from August 1, 1991 to August 14, 1991 and as Senior Vice President from June, 1988 to January 31, 1991. He held the position of Senior Vice President of KA from June, 1988 to Janaury 31, 1991. Mr. Davis was a Senior Vice President of Koger Management, Inc. from February 1, 1991 to August 1, 1991.

         Mr. Hughes, age 60, was elected President of the Company on August 22, 1995. He has been the Chief Financial Officer of the Company since March 31, 1991. He held the position of Senior Vice President of the Company from May 20, 1991 through August 21, 1995, and Assistant Secretary of the Company from March 11, 1991 through December 21, 1993. Mr. Hughes was elected to the Board of Directors of the Company on July 29, 1993. Mr. Hughes was the Senior Vice President and Chief Financial Officer of KA from May 20, 1991 to December 31, 1991. He was the Assistant Secretary of KA from March 11, 1991 to December 31, 1991. Mr. Hughes held the position of Vice President of the Company from April 1, 1990 to May 19, 1991. He held the position of Vice President of KA from April 1, 1990 to May 19, 1991.

     Mr. Stephens, age 38, has been the Treasurer and Chief Accounting Officer of the Company since March 31, 1991. He held the position of Assistant Secretary of the Company from May 20, 1991 through December 21, 1993. Mr. Stephens was the Treasurer, Chief Accouting Officer, and Assistant Secretary of KA from May 20, 1991 to December 31, 1991. Mr. Stephens was the Accounting Manager of KA from December, 1990 to May 19, 1991.

     Mr. Teagle, age 54, has been a Senior Vice President of the Company since May 10, 1994. He had previously held the position of Vice President of the Company from December 21, 1993 to May 10, 1994. Mr. Teagle was a Vice President of KPI from July, 1973 to December 21, 1993.

     Mr. Jenkins, age 52, has been the Corporate Secretary of the Company since December 21, 1993, and Vice President of the Company since May 10, 1994. Mr. Jenkins was a Vice President and Corporate Secretary of KPI from August, 1990 to December 21, 1993.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the common stock of the Company. Executive officers and directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, the Company's executive officers and directors complied with all Section 16(a) filing requirements, except for a Form 4 report for the month of December 1995 reflecting a stock purchase for the account of Mr. Hiley pursuant to an automatic deduction from his director's retainer.

Item 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 1996 Proxy
Statement (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation").

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 1996 Proxy Statement. The beneficial ownership of Common Stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 1996 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 1996 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

             (a)(1) See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report.
                (2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 50 through 53 in this Form.
             (b)         Reports on Form 8-K:
                         There were no reports on Form 8-K filed during the quarter ended December 31, 1995.
             (c) The following exhibits are filed as part of this report:

Exhibit
Number              Description
-------             ------------------------------------------------------------
     2              Agreement and Plan of Merger,  dated as of December 21, 1993 between the Company and Koger Properties,  Inc. Incorporated by  reference  to  Exhibit  2 of  Form  10-K  filed  by  the
                    Registrant  for the period ended December 31, 1993 (File No.
                    1-9997). 3(a) Amended and Restated Articles of Incorporation
                    of Koger Equity,  Inc.  Incorporated by reference to Exhibit
                    IV of the 1993 Proxy  Statement  filed by the  Registrant on
                    June 30, 1993 (File No.1-9997).
     3(b)           Koger  Equity,  Inc.  By Laws,  as Amended  and  Restated on
                    August 21, 1995.  Incorporated  by reference to Exhibit 3 of the Form 8-K,  dated August 21, 1995 filed by the Registrant on August 31, 1995 (File No. 1-9997).
     4(a)           Common Stock  Certificate of Koger Equity,  Inc. See Exhibit
                    4(a) to  Registration  Statement on Form S-11  (Registration
                    No.  33-22890)  which  Exhibit  is  herein  incorporated  by reference.
     4(b)(1)(A)     KogerEquity,  Inc. Rights Agreement (the "Rights Agreement")
                    dated as of  September  30,  1990  between  the  Company and
                    Wachovia  Bank and  Trust  Company,  N.A.  as  Rights  Agent
                    ("Wachovia").  See Exhibit 1 to a Registration  Statement on
                    Form 8-A,  dated  October 3, 1990,  (File No.  1-9997) which
                    Exhibit is herein incorporated by reference.
     4(b)(1)(B)     FirstAmendment  to the Rights  Agreement,  dated as of March
                    22, 1993,  between the Company and First Union National Bank of North Carolina, as Rights Agent ("First Union"),  entered into for the purpose of replacing Wachovia.  Incorporated by reference  to Exhibit  4(b)(4) of the Form 10-Q filed by the
                    Registrant for the quarter ended March 31, 1993 (File No. 1-
                    9997).
     4(b)(1)(C)     Second  Amendment  to  the  Rights  Agreement,  dated  as of
                    December 21, 1993,  between the Company and First Union. See
                    Exhibit 5 to an  Amendment  on Form 8-A/A to a  Registration
                    Statement on Form 8-A,  dated  December 21, 1993,  (File No.
                    1-9997) which Exhibit is herein incorporated by reference.
     4(b)(2)        Form of Common Stock Purchase Rights  Certificate  (attached as Exhibit A to the Rights Agreement). Pursuant to the Rights Agreement, printed Common Stock Purchase Rights
                    Certificates  will not be mailed until the Distribution Date
                    (as defined in the Rights Agreement).
     4(b)(3)        Summary of Common Stock Purchase Rights (attached as Exhibit
                    B to the Rights Agreement).

Exhibit
Number              Description
-----------         ------------------------------------------------------------
     4(c)(1)        Warrant  Agreement,  dated as of December 21, 1993,  between the Company and First Union (the "Warrant  Agreement").  See
                    Exhibit 2 to an  Amendment  on Form 8-A/A to a  Registration
                    Statement on Form 8-A,  dated  December 21, 1993,  (File No.
                    1-9997) which Exhibit is herein incorporated by reference.
     4(c)(2)        Form of a Common Share Purchase  Warrant issued  pursuant to the Warrant Agreement. See Exhibit 1 to an Amendment on Form
                    8-A/A to a  Registration  Statement  on Form 8-A  (File  No.
                    1-9997)  dated  December 21, 1993,  which  Exhibit is herein incorporated by reference.
     10(a)(1)       Purchase   Agreement   among  Koger  Equity,   Inc.,   Koger
                    Properties,  Inc.,  and The Koger Company.  Incorporated  by
                    reference  to  Exhibit  10(a)  of Form  10- K  filed  by the
                    Registrant  for the period ended December 31, 1988 (File No.
                    1-9997).
     10(a)(2)       First  Amendment  to  Purchase  Agreement.  Incorporated  by
                    reference  to  Exhibit  10(a)(2)  of Form 10-Q  filed by the
                    Registrant  for the  quarter  ended June 30,  1989 (File No.
                    1-9997).
     10(b)(1)       Credit Agreement among Koger Equity, Inc., Koger Properties,
                    Inc.  and The Koger  Company.  Incorporated  by reference to
                    Exhibit 10(b) of Form 10-K filed by the  Registrant  for the period ended December 31, 1988 (File No. 1- 9997).
     10(b)(2)       First  Amendment  to  Credit   Agreement.   Incorporated  by
                    reference  to  Exhibit  10(b)(2)  of Form 10-Q  filed by the
                    Registrant  for the  quarter  ended June 30,  1989 (File No.
                    1-9997).
     10(c)          Advisory  Agreement  between  Koger  Equity,  Inc. and Koger
                    Advisors, Inc. Incorporated by reference to Exhibit 10(c) of
                    Form  10-K  filed by the  Registrant  for the  period  ended
                    December 31, 1988 (File No. 1-9997).
     10(d)(1)       Management  Agreement  between Koger Equity,  Inc. and Koger
                    Management,  Inc. Incorporated by reference to Exhibit 10(d)
                    of Form 10-K filed by the  Registrant  for the period  ended
                    December 31, 1988 (File No. 1-9997).
     10(d)(2)       Amended Schedule "A" to Management  Agreement  between Koger
                    Management,  Inc. and Koger  Equity,  Inc.  Incorporated  by
                    reference  to  Exhibit  10(d)(2)  of Form 10-Q  filed by the
                    Registrant  for the quarter  ended  September 30, 1989 (File
                    No. 1-9997).
     10(e)(1)(A)    Koger Equity,  Inc. 1988 Stock Option Plan.  Incorporated by
                    reference  to  Exhibit  10(e)(2)  of Form 10-Q  filed by the
                    Registrant  for the quarter  ended  September 30, 1989 (File
                    No. 1-9997).
     10(e)(1)(B)    Koger  Equity,  Inc.  Amended and Restated 1988 Stock Option
                    Plan.  Incorporated  by reference to Exhibit  10(e)(1)(A) of
                    Form 10-Q filed by the Registrant for the quarter ended June
                    30, 1992 (File No. 1-9997).  10(e)(2)(A) Koger Equity,  Inc.
                    1988 Stock Option  Agreement.  Incorporated  by reference to
                    Exhibit  10(e)(2) of Form 10-Q filed by the  Registrant  for the quarter ended March 31, 1989 (File No. 1-9997).
     10(e)(2)(B)    Form of Stock  Option  Agreement  pursuant to Koger  Equity,
                    Inc.  1988  Stock  Option  Plan,  as amended  and  restated.
                    Incorporated  by  reference to Exhibit  10(e)(2)(A)  of Form
                    10-Q filed by the  registrant for the quarter ended June 30,
                    1992 (File No. 1-9997).
     10(e)(3)(A)    Koger Equity, Inc. 1993 Stock Option Plan. See Exhibit II to
                    Registrant's  Proxy  Statement dated June 30, 1993 (File No.
                    1-9997) which is incorporated herein by reference.
     10(e)(3)(B)    Form of Stock  Option  Agreement  pursuant to Koger  Equity,
                    Inc.  1993 Stock Option Plan.  Incorporated  by reference to
                    Exhibit 10(e)(3)(B) of Form 10-K filed by the Registrant for the period ended December 31, 1994 (File No. 1-9997).
                                       57

Exhibit
Number              Description
----------          -------------------------------------------
     10(g)          Addendum  Agreement  between  Koger  Equity,  Inc. and Koger
                    Properties, Inc. Incorporated by reference to Exhibit 10(g) of Form 10-K filed by the Registrant for the period ended
                    December 31, 1988 (File No. 1-9997).
     10(h)          Agreement  between KPI and the Company,  dated September 30,
                    1990.  Incorporated  by reference  to Exhibit  10(h) of Form
                    10-Q filed by the Registrant for the quarter ended September
                    30, 1990 (File No. 1-9997).
     10(i)          Land Credit  Agreement dated December 31, 1990 between Koger
                    Properties, Inc. and the Company. Incorporated by reference to Exhibit 10(i) of Form 10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-9997).
     10(j)          Second  Amendment To Credit  Agreement dated as of March 30,
                    1990.  Incorporated  by reference  to Exhibit  10(j) of Form
                    10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-9997).
     10(k)          Amended and Restated  Credit  Agreement  dated  December 31,
                    1990.  Incorporated  by reference  to Exhibit  10(k) of Form
                    10-K filed by the Registrant for the year ended December 31, 1990 (File No. 1-9997).
     10(m)          Loan Agreement with Barnett Bank of Jacksonville, N.A. dated
                    April 5, 1991. Incorporated by reference to Exhibit 10(m) of
                    Form 10-Q filed by the Registrant for the quarter ended June
                    30, 1991 (File No. 1-9997).
     10(m)(1)       Commitment  letter to Koger Equity,  Inc., from Barnett Bank of Jacksonville, N.A., to modify and extend term loans, dated September 22, 1993. Incorporated by reference to
                    Exhibit 10(m)(1) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1993 (File No. 1-9997).
     10(m)(2)       Consolidated Renewal Promissory Note between Barnett Bank of
                    Jacksonville,  N.A., and Koger Equity,  Inc., dated December
                    21, 1993.  Incorporated by reference to Exhibit  10(m)(2) of
                    Form  10-K  filed by the  Registrant  for the  period  ended
                    December 31, 1993 (File No. 1-9997).
     10(n)(1)       Commitment  Letter to Koger  Equity,  Inc.  with First Union
                    National Bank of Florida dated April 19, 1991. Incorporated by reference to Exhibit 10(n)(1) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No.
                    1-9997).
     10(n)(2)       Amendment to commitment  Letter to Koger  Equity,  Inc. with
                    First  Union  National  Bank of Florida  dated June 5, 1991.
                    Incorporated by reference to Exhibit 10(n)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991
                    (File No. 1-9997).
     10(n)(3)       Commitment  Letter to Koger Equity of South  Carolina,  Inc.
                    with First  Union  National  Bank of  Florida  dated May 31,
                    1991.  Incorporated by reference to Exhibit 10(n)(3) of Form
                    10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
     10(n)(4)       Commitment  Letter to Koger Equity of South  Carolina,  Inc.
                    with First  Union  National  Bank of  Florida  dated May 31,
                    1991.  Incorporated by reference to Exhibit 10(n)(4) of Form
                    10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
     10(n)(5)       Commitment  Letter to Koger Equity of North  Carolina,  Inc.
                    with First  Union  National  Bank of  Florida  dated May 31,
                    1991.  Incorporated by reference to Exhibit 10(n)(5) of Form
                    10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997).
     10(n)(6)       Amendment  to  Commitment  Letter  to Koger  Equity of North
                    Carolina, Inc. with First Union National Bank of Florida dated June 5, 1991. Incorporated by reference to Exhibit
                    10(n)(6) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1991 (File No. 1-9997). 58

Exhibit
Number              Description
-------------       ------------------------------------------------------------
     10(n)(7)       Loan  Extension   Agreement  and  Modification  of  Mortgage
                    between Koger Equity, Inc., and First Union National Bank of
                    Florida.  Incorporated  by reference to Exhibit  10(n)(7) of
                    Form 10-Q  filed by the  Registrant  for the  quarter  ended
                    September      30,  1993  (File  No.   1-9997).
     10(n)(8)       Loan Extension  Agreement and  Modification  of Mortgage and
                    Assignment  of Leases  (and  Consent of  Guarantor)  between
                    Koger Equity of South Carolina,  Inc.,  Koger Equity,  Inc.,
                    and First Union  National Bank of Florida.  Incorporated  by
                    reference  to  Exhibit  10(n)(8)  of Form 10-Q  filed by the
                    Registrant  for the quarter  ended  September 30, 1993 (File
                    No. 1-9997).
     10(n)(9)       Loan Extension  Agreement and  Modification of Deed of Trust
                    (and  Consent of  Guarantor)  between  Koger Equity of North
                    Carolina, Inc., Koger Equity, Inc., and First Union National
                    Bank  of  Florida.  Incorporated  by  reference  to  Exhibit
                    10(n)(9)  of  Form  10-Q  filed  by the  Registrant  for the quarter ended September 30, 1993 (File No. 1-9997).
     10(n)(10)      Commitment  letter to Koger Equity,  Inc.,  with First Union
                    National Bank of Florida to restructure  loan, dated October
                    19, 1993.  Incorporated by reference to Exhibit 10(n)(10) of
                    Form 10-Q  filed by the  Registrant  for the  quarter  ended
                    September 30, 1993 (File No. 1-9997). 10(n)(11) Consolidated
                    Note between First Union  National Bank of Florida and Koger
                    Equity,  Inc.,  dated  December  21, 1993.  Incorporated  by reference  to  Exhibit  10(n)(11)  of Form 10-K filed by the
                    Registrant  for the period ended December 31, 1993 (File No.
                    1-9997).
     10(o)          Shareholders  Agreement,  dated August 9, 1993,  between the
                    Company  and  TCW  Special  Credits,  a  California  general partnership.  Incorporated  by reference to Exhibit 10(o) of
                    Form  10-K  filed by the  Registrant  for the  period  ended
                    December 31, 1993 (File No. 1-9997).
     10(p)          Registration  Rights Agreement,  dated as of August 9, 1993, between the company and TCW Special  Credits,  a  California general  partnership.  Incorporated  by reference to Exhibit
                    10(p) of Form 10-K  filed by the  Registrant  for the period ended December 31, 1993 (File No. 1-9997).
     10(q)(1)       Amended and Restated Management  Agreement,  dated August 3,
                    1993,  between  The  Koger   Partnership,   Ltd.  and  Koger
                    Properties,   Inc.  Incorporated  by  reference  to  Exhibit
                    10(q)(1) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
     10(q)(2)       First   Amendment   to  Amended  and   Restated   Management
                    Agreement,  dated  December  21,  1993,  between  The  Koger
                    Partnership, Ltd. and Koger Properties, Inc. Incorporated by
                    reference  to  Exhibit  10(q)(2)  of Form 10-K  filed by the
                    Registrant  for the period ended December 31, 1993 (File No.
                    1- 9997).
     10(q)(3)       TKP Co-Management Agreement,  dated as of December 21, 1993, between  The Koger  Partnership,  Ltd.  and the  Company and
                    Southeast Properties Holding Corporation,  Inc. Incorporated
                    by reference  to Exhibit  10(q)(3) of Form 10-K filed by the
                    Registrant  for the period ended December 31, 1993 (File No.
                    1-9997).
     10(q)(4)       Delegation  of  Duties  Under TKP  Co-Management  Agreement,
                    dated as of December 21,  1993,  between the Company and its wholly owned  subsidiary,  Koger Real Estate Services,  Inc.
                    Incorporated  by reference to Exhibit  10(q)(4) of Form 10-K filed by the  Registrant  for the period ended  December 31,
                    1993 (File No. 1-9997).
     10(r)(1)       Incentive Fee Agreement,  dated August 3, 1993,  between The
                    Koger   Partnership,   Ltd.  and  Koger   Properties,   Inc.
                    Incorporated  by reference to Exhibit  10(r)(1) of Form 10-K filed by the  Registrant  for the period ended  December 31,
                    1993 (File No. 1-9997).
                                       59

Exhibit
Number              Description
-------------       ------------------------------------------------------------
     10(r)(2)       First  Amendment to Incentive Fee Agreement,  dated December
                    21,  1993,  between The Koger  Partnership,  Ltd,  and Koger
                    Properties,   Inc.  Incorporated  by  reference  to  Exhibit
                    10(r)(2) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).
     10(s)          Limited  Recourse  Guaranty  and Security  Agreement,  dated
                    August 3, 1993,  by The Koger  Partnership,  Ltd.  and Koger
                    Properties,  Inc.  in  favor  of the  holders  of the  Basic
                    Restructured  Mortgage Notes of The Koger Partnership,  Ltd.
                    Incorporated  by  reference  to  Exhibit  10(s) of Form 10-K filed by the  Registrant  for the period ended  December 31,
                    1993 (File No. 1-9997).
     10(t)          Option and  Purchase  and Sale  Agreement,  dated  August 3,
                    1993,  between  The  Koger   Partnership,   Ltd.  and  Koger
                    Properties,  Inc. Incorporated by reference to Exhibit 10(t)
                    of Form 10-K filed by the  Registrant  for the period  ended
                    December 31, 1993 (File No. 1-9997).
     10(u)          Subordination  Agreement,   dated  as  of  August  3,  1993,
                    executed   and   delivered   by   Koger   Properties,   Inc.
                    Incorporated  by  reference  to  Exhibit  10(u) of Form 10-K filed by the  Registrant  for the period ended  December 31,
                    1993 (File No. 1-9997).
     10(v)          License Agreement,  dated as of July 28, 1995, between Koger
                    Equity, Inc. and Koger Realty Services, Inc. Incorporated by
                    reference  to  Exhibit  10(v)  of  Form  10-Q  filed  by the
                    Registrant  for the  quarter  ended June 30,  1995 (File No.
                    1-9997).
     10(w)          Supplemental  Executive  Retirement Plan, dated as of August
                    18, 1995 to be effective  as of June 28, 1995.  Incorporated by  reference  to  Exhibit  10(w) of Form 10-Q  filed by the
                    Registrant  for the quarter  ended  September 30, 1995 (File
                    No. 1-9997.)
     10(x)          Form of Indemnification Agreement between Koger Equity, Inc.
                    and its Directors and certain of its officers.*
     11             Earnings Per Share Computations.*
     21             Subsidiaries of the Registrant.*
     23             Independent Auditors' Consent.*
     27             Financial Data Schedule.*
     28(a)          Order  Granting  Debtor's  Motion  to  Use  Cash  Collateral
                    entered in RE Chapter 11 of Koger Properties, Inc. (Case No.
                    91-12294-8P1)  by United  States  Bankruptcy  Court,  Middle
                    District  of  Florida,   Tampa  Division.   Incorporated  by
                    reference to Exhibit 28 of Form 10-K filed by the Registrant for the year ended  December  31,  1991  (File No.  1-9997).
     28(b)          First Amended and Restated Disclosure Statement, dated as of
                    March 1, 1993,  pursuant to Section  1125 of the  Bankruptcy
                    Code  to  accompany  First  Amended  and  Restated  Plan  of
                    Reorganization   dated  as  of  March  1,  1993,  for  Koger
                    Properties, Inc., proposed jointly by Koger Properties, Inc.
                    and Koger  Equity,  Inc.,  including  all exhibits  thereto.
                    Incorporated by reference to Exhibit 29 of Form 10-K filed by the Registrant for the year ended December 31, 1992 (File
                    No. 1-9997).
*Filed with this Report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOGER EQUITY, INC.

By:     VICTOR A.  HUGHES, JR.
        Victor A. Hughes, Jr.  President and
        Chief Financial Officer

Date:  March 12, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature      Title                                   Date

IRVIN H.  DAVIS          Vice Chairman, Chief Executive          March 12, 1996
(Irvin H. Davis)         Officer and Director

VICTOR A. HUGHES, JR.    President, Chief Financial              March 12, 1996
(Victor A. Hughes, Jr.)  Officer and Director

JAMES L. STEPHENS        Treasurer and Chief Accounting          March 12, 1996
(James L. Stephens)      Officer

S. D. STONEBURNER        Chairman of the Board of                March 12, 1996
(S. D. Stoneburner)      Directors and Director

D. PIKE ALOIAN           Director                                March 12, 1996
(D. Pike Aloian)

BENJAMIN C. BISHOP       Director                                March 12, 1996
(Benjamin C. Bishop)

DAVID B. HILEY           Director                                March 12, 1996
(David B. Hiley)

G. CHRISTIAN LANTZSCH    Director                                March 12, 1996
(G. Christian Lantzsch)

GEORGE F. STAUDTER       Director                                March 12, 1996
(George F. Staudter)