Form 10-Q
period 1996-03-31
KOGER EQUITY INC
filed 1996-05-10
CIK 835664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996 OR


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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                      Outstanding at April 30, 1996
     Common Stock, $.01 par value              17,838,367  shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report.................................  2

    Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995.........................  3

            Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended
               March 31, 1996 and 1995......................................  4

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Three Month Period
               Ended March 31, 1996.........................................  5

            Condensed Consolidated Statements of Cash Flows
               for the Three Month Periods Ended March 31, 1996 and 1995....  6

            Notes to Condensed Consolidated Financial
               Statements for the Three Month Periods
               Ended March 31, 1996 and 1995................................  7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  9

PART II.    OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................. 13

    Item 5.  Other Information.............................................. 14

    Item 6.  Exhibits and Reports on Form 8-K............................... 16

    Signatures    .......................................................... 17

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 1996, and the related condensed consolidated statements of operations for the three month periods ended March 31, 1996 and 1995, the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 1996 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, the Internal Revenue Service has substantially completed its examination of the Company's 1992 and 1993 Federal income tax returns and has proposed certain adjustments.



DELOITTE & TOUCHE  LLP
Jacksonville, Florida
May 2, 1996

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)


                                                                                                 March 31,  December 31,
                                                                                                   1996         1995
                                                                                                ---------    ---------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                                       $  98,727    $  98,727
     Buildings                                                                                    473,457      471,145
     Furniture and equipment                                                                        1,597        1,566
     Accumulated depreciation                                                                     (67,623)     (62,885)
                                                                                                ---------    ---------
       Operating properties - net                                                                 506,158      508,553
   Undeveloped land held for investment                                                            21,150       21,150
   Undeveloped land held for sale, at lower
     of cost or market value                                                                        9,131        9,131
Cash and temporary investments                                                                     29,701       25,650
Accounts receivable, net of allowance for
   uncollectible rents of $361 and $391                                                             4,524        5,260
Cost in excess of fair value of net assets acquired from
   KPI, net of accumulated amortization of $388 and $345                                            2,168        2,211
Other assets                                                                                        7,980        7,427
                                                                                                ---------    ---------
       TOTAL ASSETS                                                                             $ 580,812    $ 579,382
                                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Mortgages and loans payable                                                                  $ 253,993    $ 254,909
   Accounts payable                                                                                 1,710        2,641
   Accrued interest                                                                                   235          206
   Accrued real estate taxes payable                                                                2,191        2,222
   Accrued liabilities - other                                                                      4,335        5,133
   Advance rents and security deposits                                                              3,845        3,574
                                                                                                ---------    ---------
       Total Liabilities                                                                          266,309      268,685
                                                                                                ---------    ---------

Contingency (Note 7)                                                                                 --           --

Shareholders' Equity
   Common stock                                                                                       205          205
   Capital in excess of par value                                                                 319,040      318,609
   Warrants                                                                                         2,248        2,250
   Retained earnings                                                                               16,226       13,210
   Treasury stock, at cost                                                                        (23,216)     (23,577)
                                                                                                ---------    ---------
       Total Shareholders' Equity                                                                 314,503      310,697
                                                                                                ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 580,812    $ 579,382
                                                                                                =========    =========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)


                                                                                                Three Month Period
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                               1996             1995
                                                                                               ----             ----

REVENUES
   Rental                                                                                   $23,985          $23,482
   Other rental services                                                                         95              123
   Management fees ($0 and $1,006 from TKPL)                                                  1,722            1,348
   Interest                                                                                     373              365
   Gain on early retirement of debt                                                                              128
                                                                                            -------         --------
       Total revenues                                                                        26,175           25,446
                                                                                            -------         --------

EXPENSES
   Property operations                                                                        9,919            9,709
   Depreciation and amortization                                                              5,055            4,476
   Mortgage and loan interest                                                                 4,962            6,516
   General and administrative                                                                 1,466            1,445
   Direct cost of management fees                                                             1,296              913
   Undeveloped land costs                                                                       129              162
   Litigation costs                                                                             255
   Loss on sale of assets                                                                                          2
                                                                                            -------          -------
       Total expenses                                                                        23,082           23,223
                                                                                            -------          -------

INCOME BEFORE INCOME TAXES                                                                    3,093            2,223
Income taxes                                                                                     77               19
                                                                                            -------          -------

NET INCOME                                                                                  $ 3,016          $ 2,204
                                                                                            =======          =======

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
   Primary                                                                                  $  0.16          $  0.12
                                                                                            =======          =======
   Fully Diluted                                                                            $  0.16          $  0.12
                                                                                            =======          =======

WEIGHTED AVERAGE COMMON SHARES AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary                                                                                   18,577           17,747
                                                                                            =======          =======
   Fully Diluted                                                                             18,577           17,747
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


                                                                                                                      Total
                                    Common Stock    Capital in                                                        Share-
                                          Par       Excess of                    Retained   Treasury Stock            holders'
                               Shares     Value      Par Value     Warrants      Earnings   Shares       Cost         Equity
                               ------    ------     ----------     --------     ---------  ------- ------------     ---------
Balance, January 1, 1996         20,477      $205      $318,609      $2,250       $13,210   2,723      $(23,577)     $310,697
Treasury Stock Reissued                                     116                               (48)          393           509
Warrants Exercised                    1                      11          (2)                                                9
Stock Options Exercised              14                      71                                 3           (32)           39
Stock Appreciation Rights
  Exercised                          20                     233                                                           233
Net Income                                                                          3,016                               3,016
                                 ------      ----      --------       ------      -------   -----      --------      --------
Balance, March 31, 1996          20,512      $205      $319,040       $2,248      $16,226   2,678      $(23,216)     $314,503
                                 ======      ====      ========       ======      =======   =====      ========      ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                             Three Month Period
                                                                                               Ended March 31,
                                                                                               ---------------
                                                                                        1996                  1995
                                                                                        ----                  ----
OPERATING ACTIVITIES
   Net income                                                                       $  3,016              $  2,204
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                     5,055                 4,476
     Loss on sale of assets                                                                                      2
     Gain on early debt repayment                                                                             (128)
     Accrued interest added to principal                                                  37                   295
     Amortization of mortgage discounts                                                   44                    44
     Increase (decrease) in accounts payable, accrued
       liabilities and other liabilities                                                (762)                  773
     Decrease in receivables and other assets                                            240                   622
     Increase in receivable from TKPL                                                                         (108)
                                                                                   ---------             ---------
     Net cash provided by operating activities                                         7,630                 8,180
                                                                                   ---------             ---------

INVESTING ACTIVITIES
   Tenant improvements to existing properties                                           (768)               (2,195)
   Building improvements to existing properties                                         (425)                 (454)
   Energy management improvements                                                     (1,119)
   Deferred tenant costs                                                                (222)                 (139)
   Additions to furniture and equipment                                                  (31)                 (109)
   Proceeds from sale of assets                                                                                 62
   Cash acquired in purchase of assets from KPI                                                                129
                                                                                   ---------             ---------

       Net cash used in investing activities                                          (2,565)               (2,706)
                                                                                   ---------             ---------

FINANCING ACTIVITIES
   Proceeds from sale of stock under Stock Investment Plan                                44                    53
   Proceeds from exercise of warrants and stock options                                   48                     1
   Principal payments on mortgages and loans                                            (997)               (3,284)
   Financing costs                                                                      (109)                  (16)
                                                                                   ---------             ---------

        Net cash used in financing activities                                         (1,014)               (3,246)
                                                                                   ---------             ---------
Net increase in cash and cash equivalents                                              4,051                 2,228
Cash and cash equivalents - beginning of period                                       25,650                23,315
                                                                                   ---------             ---------
Cash and cash equivalents - end of period                                           $ 29,701              $ 25,543
                                                                                   =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                                         $  4,852              $  5,884
                                                                                   ==========            ==========
   Cash paid during the period for income taxes                                     $     78              $      4
                                                                                   ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 1996 AND 1995
                (Unaudited - See Independent Accountants' Report)


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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Adoption of SFAS 121 and 123 had no impact on the financial statements for the three month period ended March 31, 1996.

       2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is totally self-administered and self-managed.

In addition to managing its own properties, KE, through certain related entities, provides property management services to third parties. In conjunction with Koger Real Estate Services, Inc. ("KRES"), a Florida corporation and a wholly-owned subsidiary of KE, KE manages 20 office buildings owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York. More significantly, Koger Realty Services, Inc., a Delaware corporation and an entity in which KE has a significant economic interest ("KRSI"), manages 95 buildings owned by Koala Realty Holding Company, Inc. ("Koala"), an investment entity for which J.P. Morgan Investment Management, Inc. acts as the investment manager. KRSI was incorporated during 1995 to, among other things, provide leasing and property management services to owners of commercial office buildings. KE has purchased all of the preferred stock of KRSI, which preferred stock represents at least 95 percent of the economic value of KRSI. Such preferred stock is non-voting but is convertible into voting common stock. Accordingly, KE has consolidated KRSI in the financial statements.

       3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1995 and does not expect to have REIT taxable income during 1996, no provision has been made for Federal income taxes. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level; however, under existing loan covenants the Company may be prohibited from paying dividends in excess of amounts necessary to maintain its status as a REIT. See Note 8, Dividends. KRSI has recorded a provision of $52,500 for Federal income tax for the three month period ended March 31, 1996.

The Internal Revenue Service has substantially completed its examination of the Company's 1992 and 1993 Federal income tax returns. The Internal Revenue Service has proposed disallowing certain deductions, the result of which if upheld, would reduce the Company's net operating loss carryforwards as of January 1, 1996 from approximately $105 million to $32 million, require the payment of a deficiency dividend by the Company of approximately $7.2 million and the payment of interest and penalties to the Internal Revenue Service of approximately $2 million. Management believes that all deductions taken were appropriate and intends to contest the proposed adjustments. As no determination can be made as to the eventual outcome of this uncertainty, the condensed consolidated financial statements have not been adjusted to reflect the outcome of such uncertainty.

       4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the three month period ended March 31, 1996, the Company contributed 43,804 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the
American Stock Exchange on December 31, 1995. During the three month period ended March 31, 1995, the Company contributed 122,441 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's stock on the American Stock Exchange on December 30, 1994.

       5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

       6. MORTGAGES AND LOANS PAYABLE. At March 31, 1996, the Company had $253,993,000 of loans outstanding, which are collateralized by mortgages on certain operating properties.

Annual maturities for mortgages and loans payable, which are gross of $853,000 of discounts, are as follows (in thousands):

      Year Ending December 31,
                  1996                     $  3,082
                  1997                       12,937
                  1998                       19,392
                  1999                        5,751
                  2000                       87,181
                  Subsequent Years          126,503
                                           --------
                     Total                 $254,846
                                           ========

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

       7. LEGAL PROCEEDINGS. A derivative action against the Company in the U.S. District Court, Middle District of Florida (the "District Court"), which commenced on October 29, 1990, has been resolved in favor of the Company. Various amended filings and counter-claims had been filed against the Company. The Company and the other parties to this derivative action agreed on a settlement of all claims and submitted documentation thereof to the District Court. On January 10, 1996, the District Court entered its order approving this settlement (the "Approval Order") after notice to stockholders of the Company. The Approval Order became final on or about February 12, 1996, and the parties are now required to exchange documentation and effect other steps to consummate this settlement. During 1995, the Company paid $50,000 for settlement of this litigation.

       8. DIVIDENDS. The terms of the secured debt of the Company provide that the Company will be subject to certain dividend limitations which, however, will not restrict the Company from paying the dividends required during 1996 to maintain its qualification as a REIT. In the event that the Company no longer qualifies as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of the Company's bank lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1996 and 1997, $11 million unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, $11 million regardless of impact on REIT status.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

RESULTS OF OPERATIONS.

Rental revenues totalled $23,985,000 for the quarter ended March 31, 1996, compared to $23,482,000 for the quarter ended March 31, 1995. The increase in rental revenues resulted primarily from increases in the revenues from operating cost escalations and other items passed through to tenants. The effect of the increase in the Company's average rental rate was offset by the decrease in the total net rentable square feet owned by the Company during the quarter ended March 31, 1996 as compared to the same period of the prior year. The Company sold three buildings (containing 233,980 net rentable square feet) on July 31, 1995. At March 31, 1996, the Company's buildings were on average 90 percent leased with an average rental rate of $13.82. Other rental services revenues declined $28,000 for the three month period ended March 31, 1996, compared to the same period last year, due to the reduction in these type of services requested by tenants in the Company's buildings.

Management fee revenues totalled $1,722,000 for the quarter ended March 31, 1996, compared to $1,348,000 for the quarter ended March 31, 1995. This increase was due primarily to (i) an increase in fees earned for construction management services, (ii) an increase in fees earned from the management of buildings sold by The Koger Partnership, Ltd. ("TKPL") to Koala on August 1, 1995 and (iii) the management fees earned from the three buildings sold by the Company to Koala.

Property operating expenses include such charges as utilities, taxes, janitorial, maintenance, provision for uncollectible rents and management costs. The amounts of property operating expenses and their percentages of total rental revenues for the applicable periods are as follows:

                                              Percent of
                                              Total Rental
           Period                    Amount    Revenues
           ------                    ------    --------
March 31, 1996 - Quarter          $9,919,000     41.2%
March 31, 1995 - Quarter          $9,709,000     41.1%

Property operating expenses increased primarily due to increases in maintenance costs and utility costs, which were partially offset by reductions in janitorial costs and real estate taxes.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $647,000 for the three month period ended March 31, 1996, compared to the same period last year, due to improvements made to the Company's existing properties during 1995. Amortization expense decreased $68,000 for the three month period ended March 31, 1996, compared to the same period last year, due primarily to the reduction in goodwill recorded during the quarter ended September 30, 1995.

Interest expense decreased by $1,554,000, during the three month period ended March 31, 1996, compared to the same period last year, primarily due to the reduction in the average balance of mortgages and loans payable. At March 31, 1996, the weighted average interest rate on the Company's outstanding debt was approximately 7.7 percent.

General and administrative expenses for the three month periods ended March 31, 1996 and 1995, totalled $1,466,000 and $1,445,000, respectively, which is 1.0 percent and 0.9 percent (annualized) of average invested assets.

Direct costs of management contracts increased $383,000 for the three month period ended March 31, 1996, compared to the same period last year, due to increased costs associated with (i) providing property management services for all management contracts and (ii) providing construction management services.

Net income totalled $3,016,000 for the quarter ended March 31, 1996, compared to net income of $2,204,000 for the corresponding period of 1995. This improvement is due to the increases in rental revenues and management fee revenues and the reduction in interest expense. These items were partially offset by the increases in (i) depreciation and amortization expense, (ii) direct cost of management fees and (iii) litigation costs.

LIQUIDITY AND CAPITAL RESOURCES.

       Operating Activities - During the three months ended March 31, 1996, the Company generated approximately $7.6 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Koala, Centoff, and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. However, the Company currently expects that it will not be required to pay any dividends during 1996 to maintain its REIT status. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments through 1996.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation provisions in existing leases.

At March 31, 1996, leases representing approximately 22.4 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1996. This represents 943 leases for space in buildings located in 16 of the 17 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 1996, leases were renewed on approximately 53 percent of the Company's net rentable square feet which were scheduled to expire during the three month period. For those leases which renewed during the three months ended March 31, 1996, the average rental rate increased from $12.56 to $13.52. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1996 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods. During 1994, 1995 and 1996, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 22.5 percent of the Company's leased space at March 31, 1996, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

       Investing Activities - At March 31, 1996, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the three month period ended March 31, 1996, the Company's expenditures for improvements to existing properties decreased by $337,000 over the corresponding period of the prior year primarily due to reductions in expenditures for tenant improvements, which reductions were partially offset by expenditures for energy management improvements to the Company's buildings.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

       Financing Activities - The Company has no open lines of credit, but has a cash balance at March 31, 1996 of $29,701,000. At March 31, 1996, the Company had 86 buildings, containing 2,516,230 net rentable square feet, which were unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.3 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and/or preferred stock. However, due to market conditions, the Company has not yet issued any equity under such registration statement.

The Company is currently implementing its plan to refinance or restructure the Company's existing debt in order to eliminate certain restrictive covenants. To assist in implementing the debt refinancing, the Company has engaged J.P. Morgan and Company as its financial adviser. Currently, management expects to complete the refinancing during the quarter ended September 30, 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None.

Item 5.  Other Information

(a) The following table sets forth, with respect to the Company's centers at March 31, 1996, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                          Average
                                                                Net                                       Annual
                                            Number             Rentable                                  Rent Per
                                          of                    Square           Percent                  Square
Koger  Center                             Buildings            Feet              Leased(1)               Foot (2)
- -------------                             ---------         ----------           ---------            -----------
Atlanta Chamblee                            22                  947,920                94%                 $14.51
Austin                                      12                  370,860                94%                  15.86
Charlotte Carmel                             1                  109,600               100%                  14.91
Charlotte East                              11                  468,820                72%                  12.97
El Paso                                     14                  251,930                93%                  14.03
Greensboro South                            13                  610,470                91%                  13.37
Greenville                                   8                  290,560                94%                  13.96
Jacksonville Baymeadows                      4                  468,000               100%                  15.55
Jacksonville Central                        32                  677,540                87%                  11.42
Memphis Germantown                           3                  258,400                99%                  16.86
Orlando Central                             22                  565,220                86%                  14.02
Orlando University                           2                  159,600                92%                  16.08
San Antonio                                 26                  788,670                88%                  11.47
St. Petersburg                              15                  519,320                92%                  12.79
Tallahassee Apal. Pkwy                      14                  408,500                85%                  15.87
Tallahassee Cap. Circle                      4                  300,700               100%                  17.66
Tulsa (3)                                   13                  476,280                79%                  10.13
                                         -----               ----------

   TOTAL                                   216                7,672,390                90%                 $13.82
                                          ====                =========             ======                 ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing (a) total annualized rents for a center as of March 31, 1996 by (b) the net rentable square feet applicable to such total annualized rents.

(3) The Tulsa North Center and the Tulsa South Center have been combined for this table.

(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1996 and calendar years 1997 through 2004,
        (ii) the total net rentable  area in square feet covered by such leases,
        (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and
        (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on March 31, 1996 and on the terms of leases in effect as of March 31, 1996, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 53 percent of the Company's net rentable square feet which were scheduled to expire during the three month period ended March 31, 1996.


                                             Percentage of          Average                              Percentage
                                             Total Square         Annual Rent                           of Total
               Number of       Number of      Feet Leased         per Square         Total Annual        Annual Rents
                Leases       Square Feet     Represented by       Foot Under          Rents Under        Represented by
Period        Expiring       Expiring       Expiring Leases     Expiring Leases     Expiring Leases     Expiring Leases
- ------    -------------- ---------------    ---------------     ---------------     ---------------     ---------------
1996               943         1,551,460           22.5%              $13.79            $21,397,834           22.4%
1997               645         1,421,183           20.6%               13.88             19,725,435           20.7%
1998               512         1,762,510           25.5%               13.67             24,093,799           25.2%
1999               191           770,440           11.1%               13.21             10,174,530           10.7%
2000               110           614,787            8.9%               14.98              9,211,285            9.6%
2001                43           302,959            4.4%               14.46              4,380,564            4.6%
2002                 7           128,738            1.9%               13.61              1,751,833            1.8%
2003                11            78,661            1.1%               13.84              1,089,044            1.1%
2004                 3            74,069            1.1%                9.75                722,538            0.8%
OTHER                9           203,306            2.9%               14.31              2,910,243            3.1%
              --------       -----------         -------                              -------------        --------

   TOTAL         2,474         6,908,113          100.0%              $13.82            $95,457,105          100.0%
                 =====         =========          ======              ======            ===========          ======


Item 6.  Exhibits and Reports on Form 8-K

   (a)          Exhibits


                Exhibit
                Number  Description
                ------  -----------
                11      Earnings Per Share Computations.
                15      Letter re: Unaudited interim financial information.
                27      Financial Data Schedule.

   (b)          Reports on Form 8-K
                There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                         KOGER EQUITY, INC.
                                                             Registrant





                                                     [VICTOR A. HUGHES]
                                                     ------------------
                                                      VICTOR A. HUGHES
                                                      PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

Dated: May 9, 1996


                                                     [JAMES L. STEPHENS]
                                                     -------------------
                                                      JAMES L. STEPHENS
                                                      VICE PRESIDENT AND
                                                      CHIEF ACCOUNTING OFFICER