Form 10-Q
period 1996-06-30
KOGER EQUITY INC
filed 1996-08-09
CIK 835664

UNITED STATES
                       SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996 OR


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

          Class                         Outstanding at August 1, 1996
Common Stock, $.01 par value                  17,873,866 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

         Independent Accountants' Report........................          2

       Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            June 30, 1996 and December 31, 1995.................          3

         Condensed Consolidated Statements of Operations
            for the Three and Six Month Periods Ended
            June 30, 1996 and 1995..............................          4

         Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Six Month Period
            Ended June 30, 1996.................................          5

         Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 1996
            and 1995............................................          6

         Notes to Condensed Consolidated Financial
            Statements for the Three and Six Month Periods
            Ended June 30, 1996 and 1995........................          7

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................         10

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings...............................         14

       Item 5.  Other Information...............................         15

       Item 6.  Exhibits and Reports on Form 8-K................         18

       Signatures...............................................         19

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 1996, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995, the condensed consolidated statement of changes in shareholders' equity for the six month period ended June 30, 1996 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE  LLP
Jacksonville, Florida
August 2, 1996


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statement
                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                      June 30,            December 31,
                                                                                        1996                  1995
                                                                                   ---------------     ------------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                            $  98,727            $  98,727
     Buildings                                                                         476,074              471,145
     Furniture and equipment                                                             1,626                1,566
     Accumulated depreciation                                                          (72,220)             (62,885)
                                                                                    ----------           ----------
       Operating properties - net                                                      504,207              508,553
   Undeveloped land held for investment                                                 21,150               21,150
   Undeveloped land held for sale, at lower
     of cost or market value                                                             9,131                9,131
Cash and temporary investments                                                          35,563               25,650
Accounts receivable, net of allowance for
   uncollectible rents of $286 and $391                                                  4,177                5,260
Cost in excess of fair value of net assets acquired from
   KPI, net of accumulated amortization of $430  and $345                                2,125                2,211
Other assets                                                                             8,700                7,427
                                                                                   -----------          -----------
       TOTAL ASSETS                                                                   $585,053             $579,382
                                                                                      ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Mortgages and loans payable                                                        $253,053             $254,909
   Accounts payable                                                                      1,768                2,641
   Accrued interest                                                                        263                  206
   Accrued real estate taxes payable                                                     4,404                2,222
   Accrued liabilities - other                                                           4,913                5,133
   Advance rents and security deposits                                                   3,709                3,574
                                                                                   -----------          -----------
       Total Liabilities                                                               268,110              268,685
                                                                                     ---------            ---------

Contingency (Note 3)                                                                         -                   -

Shareholders' Equity
   Common stock                                                                            205                  205
   Capital in excess of par value                                                      319,240              318,609
   Warrants                                                                              2,246                2,250
   Retained earnings                                                                    18,440               13,210
   Treasury stock, at cost                                                             (23,188)             (23,577)
                                                                                    ----------           ----------
       Total Shareholders' Equity                                                      316,943              310,697
                                                                                     ---------            ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $585,053             $579,382
                                                                                      ========             ========

See Notes to Condensed Consolidated Financial Statements.




                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)



                                                                          Three Month Period        Six Month Period
                                                                           Ended June 30,            Ended June 30,
                                                                        1996           1995        1996           1995
                                                                     ----------       ------     --------        -----
REVENUES
   Rental                                                               $24,160      $24,255     $48,145        $47,737
   Other rental services                                                    176          151         271            274
   Management fees ($0, $875, $0, and $1,881 from TKPL)                   1,971        1,406       3,693          2,754
   Interest                                                                 429          294         802            659
   Gain on early retirement of debt                                                       19                        147
   Gain on TKPL Note to Southeast                                           (76)                     (76)
                                                                       --------     --------    --------       --------
       Total revenues                                                    26,660       26,125      52,835         51,571
                                                                       --------     --------    --------       --------

EXPENSES
   Property operations                                                   10,345        9,840      20,264         19,549
   Depreciation and amortization                                          5,095        4,406      10,150          8,882
   Mortgage and loan interest                                             4,935        6,567       9,897         13,083
   General and administrative                                             1,402        2,175       2,868          3,620
   Direct cost of management fees                                         1,480          935       2,776          1,848
   Undeveloped land costs                                                   138          152         267            314
   Litigation costs                                                         298                      553
   Loss on sale or disposition of assets                                    423            1         423              3
                                                                       --------     --------    --------       --------
       Total expenses                                                    24,116       24,076      47,198         47,299
                                                                       --------     --------    --------       --------

INCOME BEFORE INCOME TAXES                                                2,544        2,049       5,637          4,272
   Income taxes                                                             330           23         407             42
                                                                      ---------   ----------   ---------    -----------
NET INCOME                                                              $ 2,214      $ 2,026     $ 5,230       $  4,230
                                                                        =======      =======     =======       ========

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
   Primary                                                              $  0.12    $    0.11    $   0.28      $    0.24
                                                                       ========    =========    ========      =========
   Fully Diluted                                                        $  0.12    $    0.11    $   0.28      $    0.24
                                                                       ========    =========    ========      =========

WEIGHTED AVERAGE COMMON SHARES AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary                                                               18,682       17,841      18,629         17,794
                                                                        =======      =======    ========       ========
   Fully Diluted                                                         18,711       17,841      18,644         17,794
                                                                        =======      =======     =======       ========

See Notes to Condensed Consolidated Financial Statements.




                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)


                                                                                                                   Total
                                 Common Stock       Capital in                                                     Share-
                                          Par        Excess of                 Retained       Treasury Stock      holders'
                               Shares     Value      Par Value     Warrants    Earnings    Shares    Cost          Equity
                               ------    ------     ----------     --------   ---------   ------- ------------  ---------
Balance, January 1, 1996         20,477      $205      $318,609      $2,250       $13,210   2,723      $(23,577)     $310,697
Treasury Stock Reissued                                     130                               (52)          425           555
Warrants Exercised                    2                      17          (4)                                               13
Stock Options Exercised              33                     214                                 3           (36)          178
Stock Appreciation Rights
  Exercised                          23                     270                                                           270
Net Income                                                                          5,230                               5,230
                            -----------     ------------------------ ---------------------   ---------- -------------- ------
Balance, June 30, 1996           20,535      $205      $319,240      $2,246       $18,440   2,674      $(23,188)     $316,943
                                 ======      ====      ========      =======      =======   =====      ========      ========

See Notes to Condensed Consolidated Financial Statements.







                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                             Six Month Period
                                                                                                        Ended June 30,
                                                                                     1996                  1995
                                                                                -------------           -------
OPERATING ACTIVITIES
   Net income                                                                     $    5,230           $     4,230
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                    10,150                 8,882
     Loss on sale or disposition of assets                                               423                     3
     Gain on early debt repayment                                                                             (147)
     Accrued interest added to principal                                                  75                   393
     Amortization of mortgage discounts                                                   88                    88
     Increase in accounts payable, accrued
       liabilities and other liabilities                                               2,016                 4,398
     Decrease (increase) in receivables and other assets                                 271                   (46)
     Increase in receivable from TKPL                                                                         (922)
                                                                                    --------              --------
       Net cash provided by operating activities                                      18,253                16,879
                                                                                    --------              --------

INVESTING ACTIVITIES
   Purchase of TKPL mortgage notes                                                                         (10,689)
   Tenant improvements to existing properties                                         (2,821)               (4,605)
   Building improvements to existing properties                                       (1,229)               (1,494)
   Energy management improvements                                                     (1,499)                 (113)
   Deferred tenant costs                                                                (596)                 (644)
   Additions to furniture and equipment                                                  (60)                 (192)
   Proceeds from sale of assets                                                                                 61
   Cash acquired in purchase of assets from KPI                                                                157
                                                                                    --------              --------
       Net cash used in investing activities                                          (6,205)              (17,519)
                                                                                    --------              --------

FINANCING ACTIVITIES
   Proceeds from sale of stock under Stock Investment Plan                                90                   106
   Proceeds from exercise of warrants and stock options                                  191                     1
   Principal payments on mortgages and loans                                          (2,019)               (5,346)
   Financing costs                                                                      (397)                  (16)
                                                                                     --------              --------
        Net cash used in financing activities                                         (2,135)               (5,255)
                                                                                    --------              --------
Net increase (decrease) in cash and cash equivalents                                   9,913                (5,895)
Cash and cash equivalents - beginning of period                                       25,650                23,315
                                                                                    --------              --------
Cash and cash equivalents - end of period                                            $35,563               $17,420
                                                                                     =======               =======

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                                         $  9,677               $12,004
                                                                                    ========               =======
   Cash paid during the period for income taxes                                     $    408               $    39
                                                                                    ========               =======

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1996 AND 1995
                (Unaudited - See Independent Accountants' Report)

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Adoption of SFAS 121 had no impact on the financial statements for the six month period ended June 30, 1996. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which will be effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

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

       3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1995 and does not expect to have REIT taxable income during 1996, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $120,000 for alternative minimum tax for the six month period ended June 30, 1996. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level; however, under existing loan covenants the Company may be prohibited from paying dividends in excess of amounts necessary to maintain its status as a REIT. See Note 8, Dividends. KRSI has recorded a provision of $227,500 for Federal income tax for the six month period ended June 30, 1996.

The Internal Revenue Service has completed its examination of the Company's 1992 and 1993 Federal income tax returns and the Koger Properties, Inc. ("KPI") final Federal income tax return. The Internal Revenue Service has submitted their Report to the Company and has proposed disallowing certain deductions on KPI's final Federal income tax return, the result of which if upheld, would reduce the net operating loss carryforwards acquired from KPI from approximately $98 million to $30 million and require the payment of approximately $200,000 of alternative minimum tax and interest. Management is in the process of reviewing the Report. As no determination can be made as to the eventual outcome of this uncertainty, the condensed consolidated financial statements have not been adjusted to reflect the outcome of such uncertainty.

       4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than six months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the six month period ended June 30, 1996, the Company contributed 43,804 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1995. During the six month period ended June 30, 1995, the Company contributed 122,441 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's stock on the American Stock Exchange on December 30, 1994.

       5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

       6. MORTGAGES AND LOANS PAYABLE. At June 30, 1996, the Company had $253,053,000 of loans outstanding, which are collateralized by mortgages on certain operating properties.

Annual maturities for mortgages and loans payable, which are gross of $809,000 of discounts, are as follows (in thousands):

     Year Ending December 31,
            1996                                      $     2,064
            1997                                           12,937
            1998                                           19,430
            1999                                            5,751
            2000                                           87,181
            Subsequent Years                              126,499
                                                        ---------
                  Total                                  $253,862

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

       7. LEGAL PROCEEDINGS. Pursuant to the merger of KPI with and into the Company during 1993, the Company agreed to indemnify the former non-officer directors of KPI (the "Indemnified Persons") in respect of amounts to which such Indemnified Persons would be otherwise entitled to indemnification under Florida law, the articles of incorporation or the by-laws of KPI arising out of acts or omissions prior to September 25, 1991. Certain of the former non-officers directors of KPI are defendants in a Pension Plan class action suit (the "Roby Case"). The Company has signed an agreement to settle the Roby Case and has recorded an expense of $100,000 during the quarter ended June 30, 1996 for its contribution to such settlement for the Indemnified Persons.

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

       9. STOCK OPTIONS AND RIGHTS. Pursuant to the Company's Amended and Restated 1988 Stock Option Plan, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted options to purchase 47,864 shares on May 6, 1996 to certain key employees at an exercise price of $11.50 per share, which was the closing market price on the American Stock Exchange on the date of grant. These options expire seven years from the date of grant with 26,608 shares fully exercisable six months from the date of the grant and 21,256 shares exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant.

Pursuant to the Company's 1993 Stock Option Plan, the Compensation Committee granted options to purchase 143,170 shares on May 6, 1996 to certain key employees at an exercise price of $11.50 per share, which was the closing market price on the American Stock Exchange on the date of grant. These options expire ten years from the date of grant with 110,876 shares fully exercisable six months from date of grant and 32,294 shares exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant.

During the quarter ended June 30, 1996, the stock option agreements between the Company and all employees who had been granted stock options, under the Amended and Restated 1988 Stock Option Plan and the 1993 Stock Option Plan, were amended to eliminate the stock appreciation rights which had been granted in conjunction with the stock options.

       10. SUBSEQUENT EVENT. On July 29, 1996, the Company signed a loan application with Northwestern Mutual Life Insurance Company ("Northwestern") for a $190,000,000 non-recourse loan which will be secured by 10 office parks. This loan will be divided into (i) a tranche in the amount of $100,500,000 with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89,500,000 with a maturity of 12 years and an interest rate of 8.33 percent. In order to set the interest rates for this loan on the date the loan application was signed, the Company transferred $5,700,000 to Northwestern as a refundable earnest money deposit. This represents the Company's first step in its plan to refinance the Company's existing debt in order to eliminate certain restrictive covenants. Currently, management expects to close on this loan during the quarter ended December 31, 1996.

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

RESULTS OF OPERATIONS.

Rental revenues totalled $24,160,000 for the quarter ended June 30, 1996, compared to $24,255,000 for the quarter ended June 30, 1995. The decrease in rental revenues resulted primarily from the decrease in the total net rentable square feet owned by the Company during the quarter ended June 30, 1996, as compared to the same period of the prior year. The Company sold three buildings (containing 233,980 net rentable square feet) on July 31, 1995. The effect of the decrease in the total net rentable square feet owned by the Company was partially offset by the increase in the Company's average rental rate. At June 30, 1996, the Company's buildings were on average 91 percent leased with an average rental rate of $13.91. Rental revenues increased to $48,145,000 during the six month period ended June 30, 1996, compared to $47,737,000 during the same period last year. This increase resulted primarily from increases in the revenues from operating cost escalations and other items passed through to tenants.

Management fee revenues totalled $1,971,000 for the quarter ended June 30, 1996, compared to $1,406,000 for the quarter ended June 30, 1995. This increase was due primarily to (i) an increase in fees earned for construction management services, (ii) an increase in fees earned from the management of buildings sold by The Koger Partnership, Ltd. ("TKPL") to Koala on August 1, 1995 and (iii) the management fees earned from the three buildings sold by the Company to Koala. Management fee revenues increased to $3,693,000 during the six month period ended June 30, 1996, compared to $2,754,000 during the same period last year, primarily for the same reasons mentioned above.

Interest revenues increased $135,000 and $143,000, respectively, for the three and six month periods ended June 30, 1996, compared to the same periods last year, due to the higher average balance of cash to invest.

Property operating expenses include such charges as utilities, taxes, janitorial, maintenance, provision for uncollectible rents and management costs. The amounts of property operating expenses and their percentages of total rental revenues for the applicable periods are as follows:

                                                        Percent of
                                                       Total Rental
              Period                  Amount            Revenues
     --------------------------   --------------      -----------
     June 30, 1996 - Quarter      $ 10,345,000           42.5%
     June 30, 1995 - Quarter         9,840,000           40.3%
     June 30, 1996 - Six Months     20,264,000           41.9%
     June 30, 1995 - Six Months     19,549,000           40.7%

Property operating expenses increased primarily due to increases in maintenance costs.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $721,000 and $1,368,000, respectively, for the three and six month periods ended June 30, 1996, compared to the same periods last year, due to improvements made to the Company's existing properties during 1995. Amortization expense decreased $32,000 and $100,000, respectively, for the three and six month periods ended June 30, 1996, compared to the same periods last year, due primarily to the reduction in goodwill recorded during the quarter ended September 30, 1995.

Interest expense decreased by $1,632,000 and $3,186,000, respectively, during the three and six month periods ended June 30, 1996, compared to the same periods last year, primarily due to the reduction in the average balance of mortgages and loans payable. At June 30, 1996, the weighted average interest rate on the Company's outstanding debt was approximately 7.7 percent.

General and administrative expenses for the three month periods ended June 30, 1996 and 1995, totalled $1,402,000 and $2,175,000, respectively, which is 0.9 percent and 1.4 percent (annualized) of average invested assets. General and administrative expenses for the six month periods ended June 30, 1996 and 1995, totalled $2,868,000 and $3,620,000, respectively, which is 1.0 percent and 1.2 percent (annualized) of average invested assets. These decreases were primarily due to (i) decreases in the accrual for compensation expense related to stock appreciation rights granted in conjunction with stock options, (ii) decreases in professional and legal fees incurred, (iii) decreases in certain insurance expenses, and (iv) decreases in the accrual for the Company's contribution to the 401(k) Plan.

Direct costs of management contracts increased $545,000 and $928,000, respectively, for the three and six month periods ended June 30, 1996, compared to the same periods last year, due to increased costs associated with (i) providing property management services for all management contracts and (ii) providing construction management services.

During the quarter ended June 30, 1996, the Company decided to demolish a building containing 11,040 net rentable square feet because the building no longer met the Company's investment criteria. The Company has recorded a loss on disposition of assets which totals $423,000 due to its plans to demolish this building.

Net income totalled $2,214,000 for the quarter ended June 30, 1996, compared to net income of $2,026,000 for the corresponding period of 1995. This improvement is due primarily to the increase in management fee revenues and the reductions in interest expense and general and administrative expenses. These items were partially offset by the increases in (i) property operations expense, (ii) depreciation and amortization expense, (iii) direct cost of management fees,
(iv) litigation costs and (v) loss on sale or disposition of assets. Net income increased $1,000,000 during the six month period ended June 30, 1996, compared to the same period last year, due to the same items detailed above.

LIQUIDITY AND CAPITAL RESOURCES.

       Operating Activities - During the six months ended June 30, 1996, the Company generated approximately $18.3 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Koala, Centoff, and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. However, the Company currently expects that it will not be required to pay any dividends during 1996 to maintain its REIT status. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments through 1996.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation provisions in existing leases.

At June 30, 1996, leases representing approximately 16.9 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1996. This represents 663 leases for space in buildings located in 16 of the 17 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 1996, leases were renewed on approximately 65 percent of the Company's net rentable square feet which were scheduled to expire during the six month period. For those leases which renewed during the six months ended June 30, 1996, the average rental rate increased from $14.51 to $15.35. Based upon the significant number of leases which will expire during 1996 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods. During 1994, 1995 and 1996, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 22.1 percent of the Company's leased space at June 30, 1996, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

       Investing Activities - At June 30, 1996, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the six month period ended June 30, 1996, the Company's expenditures for improvements to existing properties decreased by $663,000 over the corresponding period of the prior year primarily due to reductions in expenditures for tenant improvements, which reductions were partially offset by expenditures for energy management improvements to the Company's buildings.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

       Financing Activities - The Company has no open lines of credit, but has a cash balance at June 30, 1996 of $35,563,000. At June 30, 1996, the Company had 86 buildings, containing 2,516,230 net rentable square feet, which were unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.4 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and/or preferred stock.

The Company is currently implementing its plan to refinance or restructure the Company's existing debt in order to eliminate certain restrictive covenants. To assist in implementing the debt refinancing, the Company has engaged J.P. Morgan and Company as its financial adviser. Currently, management expects to complete the refinancing during the quarter ended December

31, 1996. On July 29, 1996, the Company signed a loan application with Northwestern Mutual Life Insurance Company ("Northwestern") for a $190,000,000 non-recourse loan which will be secured by 10 office parks. This loan will be divided into (i) a tranche in the amount of $100,500,000 with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89,500,000 with a maturity of 12 years and an interest rate of 8.33 percent. In order to set the interest rates for this loan on the date the loan application was signed, the Company transferred $5,700,000 to Northwestern as a refundable earnest money deposit. This represents the Company's first step in its plan to refinance the Company's existing debt in order to eliminate certain restrictive covenants. Currently, management expects to close on this loan during the quarter ended December 31, 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None.

Item 5.  Other Information

(a) The following table sets forth, with respect to the Company's centers at June 30, 1996, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                          Average
                                                                Net                                       Annual
                                            Number             Rentable                                  Rent Per
                                            of                  Square           Percent                  Square
Koger  Center                             Buildings            Feet              Leased(1)               Foot (2)
- -------------                             ---------         ----------           ---------            -----------
Atlanta Chamblee                            22                  947,920                96%                 $14.59
Austin                                      12                  370,860                95%                  16.09
Charlotte Carmel                             1                  109,600               100%                  14.97
Charlotte East                              11                  468,820                76%                  13.07
El Paso                                     14                  251,930                94%                  14.08
Greensboro South                            13                  610,470                92%                  13.57
Greenville                                   8                  290,560                94%                  14.08
Jacksonville Baymeadows                      4                  468,000               100%                  15.57
Jacksonville Central (3)                    31                  666,500                91%                  11.50
Memphis Germantown                           3                  258,400                99%                  16.91
Orlando Central                             22                  565,220                87%                  14.19
Orlando University                           2                  159,600                92%                  16.15
San Antonio                                 26                  788,670                88%                  11.62
St. Petersburg                              15                  519,320                94%                  13.05
Tallahassee Apal. Pkwy                      14                  408,500                85%                  15.99
Tallahassee Cap. Circle                      4                  300,700                90%                  17.97
Tulsa                                       13                  476,280                81%                  10.25
                                         -----               ----------

   TOTAL                                   215                7,661,350                91%                 $13.91
                                          ====                =========               ====                 ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing (a) total annualized rents for a center as of June 30, 1996 by (b) the net rentable square feet applicable to such total annualized rents.

(3) The Company has decided to demolish a building containing 11,040 net rentable square feet. This building has been removed from this table.












(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1996 and calendar years 1997 through 2004,
         (ii) the total net rentable area in square feet covered by such leases,
         (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and
         (vi) the percentage of gross annual rental  contributed by such leases.
         This information is based on the buildings owned by the Company on June
         30, 1996 and on the terms of leases in effect as of June 30, 1996, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 65 percent of the Company's net rentable square feet which were scheduled to expire during the six month period ended June 30, 1996.



                                             Percentage of          Average                              Percentage
                                             Total Square         Annual Rent                           of Total
               Number of       Number of      Feet Leased         per Square         Total Annual        Annual Rents
                Leases       Square Feet     Represented by       Foot Under          Rents Under        Represented by
Period        Expiring       Expiring       Expiring Leases     Expiring Leases     Expiring Leases     Expiring Leases
- ------    -------------- ---------------    ---------------     ---------------     ---------------     ---------------
1996               663         1,185,929           17.0%              $13.90            $16,484,946           16.9%
1997               803         1,501,515           21.5%               14.08             21,136,176           21.7%
1998               525         1,800,222           25.7%               13.72             24,694,342           25.4%
1999               302           981,772           14.0%               13.44             13,194,154           13.6%
2000               116           609,170            8.7%               14.79              9,012,160            9.3%
2001                58           410,325            5.9%               14.64              6,006,261            6.2%
2002                11           148,271            2.1%               13.57              2,012,359            2.1%
2003                11            78,661            1.1%               13.86              1,090,254            1.1%
2004                 3            74,069            1.1%                9.75                722,538            0.7%
OTHER                9           204,426            2.9%               14.31              2,924,375            3.0%
              --------         ---------        --------                              -------------        --------

  TOTAL          2,501         6,994,360          100.0%              $13.91            $97,277,565          100.0%
                 =====         =========          ======              ======            ===========          ======






(c) The Company believes that Funds from Operations is one measure of the performance of an equity real estate investment trust. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Funds from Operations is calculated as follows (in thousands):

                                                             Three Month Period                   Six Month Period
                                                                Ended June,                         Ended June 30,
                                                                -----------                         --------------
                                                        1996              1995                   1996           1995
                                                    ------------       ---------              ----------     -------
Net Income                                               $2,214          $2,026                 $ 5,230       $ 4,230
Depreciation - real estate                                4,718           4,014                   9,378         8,046
Amortization - deferred tenant costs                        209             118                     434           279
Amortization - goodwill                                      42             158                      85           325
Litigation costs                                            298                                     553
Loss on sale or disposition of assets                       423               1                     423             3
Gain on TKPL note to Southeast                               76                                      76
Gain on early retirement of debt                                            (19)                                 (147)
                                                     ----------       ---------           -------------    ----------
       Funds from Operations                             $7,980          $6,298                 $16,179       $12,736
                                                         ======          ======                 =======       =======

Item 6.  Exhibits and Reports on Form 8-K

   (a)          Exhibits


                Exhibit
                Number     Description
                ------     -----------
                  11         Earnings Per Share Computations.
                  15         Letter re: Unaudited interim financial information.
                  27         Financial Data Schedule.

   (b)          Reports on Form 8-K
                There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             KOGER EQUITY, INC.
                                             Registrant





                                             (VICTOR A. HUGHES, JR.)
                                             -----------------------
                                              VICTOR A. HUGHES, JR.
                                              CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

Dated: August 7, 1996


                                             (JAMES L. STEPHENS)
                                             -------------------
                                              JAMES L. STEPHENS
                                              VICE PRESIDENT AND
                                              CHIEF ACCOUNTING OFFICER

                                                                     EXHIBIT 11

                         EARNINGS PER SHARE COMPUTATIONS
                      (In Thousands Except Per Share Data)

                                                Three Month Period                                     Six Month Period
                                                  Ended June 30,                                       Ended June 30,
                                                                                            -------    -------
                                                                         1996       1995       1996       1995
                                                                      -------    -------    -------    -------
EARNINGS PER COMMON AND DILUTIVE
  COMMON EQUIVALENT SHARE:
  Net Income                                                          $ 2,214    $ 2,026    $ 5,230    $ 4,230
                                                                      =======    =======    =======    =======


  Shares:
  Weighted average number of common
      shares outstanding                                               17,841     17,739     17,821     17,700
  Weighted average number of additional
      shares issuable for common stock
      equivalents (a)                                                     841        102        808         94
                                                                      -------    -------    -------    -------
         Adjusted common shares                                        18,682     17,841     18,629     17,794
                                                                      =======    =======    =======    =======

EARNINGS PER SHARE                                                    $  0.12    $  0.11    $  0.28    $  0.24
                                                                      =======    =======    =======    =======

EARNINGS PER COMMON SHARE ASSUMING
  FULL DILUTION:
  Net Income                                                          $ 2,214    $ 2,026    $ 5,230    $ 4,230
                                                                      =======    =======    =======    =======

  Shares:
  Weighted average number of common
      shares outstanding                                               17,841     17,739     17,821     17,700
  Weighted average number of additional shares
      issuable for all dilutive common stock
      equivalents (a)                                                     870        102        823         94
                                                                      -------    -------    -------    -------
         Shares as adjusted for all dilutants                          18,711     17,841     18,644     17,794
                                                                      =======    =======    =======    =======

EARNINGS PER SHARE                                                    $  0.12    $  0.11    $  0.28    $  0.24
                                                                      =======    =======    =======    =======

(a) Shares issuable were derived using the "Treasury Stock Method" for all dilutive common stock equivalents.

                                                                    EXHIBIT 15



August 2, 1996


Koger Equity, Inc.
3986 Boulevard Center Drive
Jacksonville, Florida 32207

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Koger Equity, Inc. and subsidiaries for the periods ended June 30, 1996 and 1995, as indicated in our report dated August 2, 1996; because we did not perform an audit, we expressed no opinion on such financial information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated by reference in Registration Statement No. 33-55179 on Form S-3 and Registration Statement No. 33-54617 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.






DELOITTE & TOUCHE LLP
Jacksonville, Florida