Form 10-Q
period 1996-09-30
KOGER EQUITY INC
filed 1996-11-12
CIK 835664

UNITED STATES
                       SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996 OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                          Commission File Number 1-9997

                               KOGER EQUITY, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                          59-2898045
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organizatio              Identification No.)


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

Yes   X    No
     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

       Class                              Outstanding at November 1, 1996
 Common Stock, $.01 par value                     20,886,436 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                            Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...............................    2

    Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995...................    3

            Condensed Consolidated Statements of Operations
               for the Three and Nine Month Periods Ended
               September 30, 1996 and 1995................................    4

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Nine Month Period
               Ended September 30, 1996...................................    5

            Condensed Consolidated Statements of Cash Flows
               for the Nine Month Periods Ended September 30, 1996
               and 1995...................................................    6

            Notes to Condensed Consolidated Financial
               Statements for the Three and Nine Month Periods
               Ended September 30, 1996 and 1995..........................    7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   10

PART II.       OTHER INFORMATION

    Item 1.  Legal Proceedings............................................   14

    Item 5.  Other Information............................................   15

    Item 6.  Exhibits and Reports on Form 8-K.............................   18

    Signatures    ........................................................   19

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 1996, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995, the condensed consolidated statement of changes in shareholders' equity for the nine month period ended September 30, 1996 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE  LLP
Jacksonville, Florida
November 4, 1996




                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                          KOGER EQUITY, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited - See Independent Accountants' Report)
                                                     (In thousands)

                                                                                   September 30,         December 31,
                                                                                       1996                  1995
                                                                                       ----                  ----
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                            $  98,567            $  98,727
     Buildings                                                                         478,672              471,145
     Furniture and equipment                                                             1,697                1,566
     Accumulated depreciation                                                          (77,446)             (62,885)
                                                                                    ----------           ----------
       Operating properties - net                                                      501,490              508,553
   Properties under construction:
     Land                                                                                2,083
      Buildings                                                                            248
   Undeveloped land held for investment                                                 19,227               21,150
   Undeveloped land held for sale                                                        7,881                9,131
Cash and temporary investments                                                          34,102               25,650
Accounts receivable, net of allowance for
   uncollectible rents of $245 and $391                                                  4,061                5,260
Cost in excess of fair value of net assets acquired from
   KPI, net of accumulated amortization of $473 and $345                                 2,083                2,211
Other assets                                                                            16,591                7,427
                                                                                    ----------          -----------
       TOTAL ASSETS                                                                   $587,766             $579,382
                                                                                      ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Mortgages and loans payable                                                        $249,925             $254,909
   Accounts payable                                                                      1,978                2,641
   Accrued interest                                                                        293                  206
   Accrued real estate taxes payable                                                     5,754                2,222
   Accrued liabilities - other                                                           6,158                5,133
   Advance rents and security deposits                                                   4,187                3,574
                                                                                   -----------          -----------
       Total Liabilities                                                               268,295              268,685
                                                                                     ---------            ---------

Commitments (Notes 6 and 9)                                                                  -                   -

Shareholders' Equity
   Common stock                                                                            206                  205
   Capital in excess of par value                                                      319,496              318,609
   Warrants                                                                              2,244                2,250
   Retained earnings                                                                    20,695               13,210
   Treasury stock, at cost                                                             (23,170)             (23,577)
                                                                                    ----------           ----------
       Total Shareholders' Equity                                                      319,471              310,697
                                                                                     ---------            ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $587,766             $579,382
                                                                                      ========             ========
See Notes to Condensed Consolidated Financial Statements.



                                          KOGER EQUITY, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited - See Independent Accountants' Report)
                                         (In thousands, except per share data)


                                                                    Three Month Period           Nine Month Period
                                                                    Ended September 30,          Ended September 30,
                                                                    -------------------          -------------------
                                                                    1996           1995          1996           1995
                                                                    ----           ----          ----           ----
REVENUES
   Rental                                                           $24,515        $23,762      $72,660         $71,499
   Other rental services                                                 95            119          366             393
   Management fees ($0, $320, $0 and
      $2,201 from TKPL)                                               2,145          1,489        5,838           4,243
   Interest                                                             505         13,471        1,307          14,130
   Gain on TKPL note to Southeast                                        55          5,988          (21)          5,988
   Gain on early retirement of debt                                                    739                          886
                                                                   --------       --------     --------        --------
      Total                                                          27,315         45,568       80,150          97,139
                                                                   --------       --------     --------        --------

EXPENSES
   Property operations                                               10,930         10,774       31,194          30,323
   Depreciation and amortization                                      5,543          4,906       15,693          13,788
   Mortgage and loan interest                                         4,968          5,610       14,865          18,693
   General and administrative                                         1,235          2,142        4,103           5,762
   Direct cost of management fees                                     1,650          1,040        4,426           2,888
   Provision for loss on land held for sale                                            970                          970
   Undeveloped land costs                                               131            130          398             444
   Litigation costs                                                   (182)             83          371              83
   Loss on sale or disposition of assets                                29             185          452             188
   Other                                                                18             742           18             742
                                                                   --------       --------     --------        --------
      Total                                                         24,322          26,582       71,520          73,881
                                                                   --------       --------     --------        --------

INCOME BEFORE INCOME TAXES                                           2,993          18,986       8,630           23,258
Income taxes                                                           732               3       1,139               45
                                                                   --------       --------     --------        --------

NET INCOME                                                        $  2,261         $18,983     $ 7,491          $23,213
                                                                  ========         =======     =======          =======

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
      Primary                                                    $    0.12       $    1.05    $    0.40       $    1.30
                                                                 =========       =========    =========       =========
      Fully Diluted                                              $    0.12       $    1.04    $    0.40       $    1.29
                                                                 =========       =========    =========       =========

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
      Primary                                                       18,961          18,157       18,741          17,916
                                                                  ========        ========     ========        ========
      Fully Diluted                                                 19,043          18,317       18,778          17,970
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



                                     Common Stock      Capital in                                                    Share-
                                              Par       Excess of                 Retained    Treasury Stock        holders'
                                   Shares     Value     Par Value     Warrants    Earnings   Shares      Cost        Equity
                                   ------     -----     ---------     --------    --------   ------      ----        ------
Balance, January 1, 1996           20,477      $205      $318,609      $2,250     $13,210     2,723     $(23,577)    $310,697
Treasury Stock Reissued                                       151                               (55)         454          605
Warrants Exercised                      2                      26          (6)                                             20
Stock Options Exercised                50         1           440                                 4          (47)         394
Stock Appreciation Rights
  Exercised                            23                     270                                                         270
Koger Realty Services, Inc.
  Dividends Paid                                                                       (6)                                 (6)
Net Income                                                                          7,491                               7,491
                                   ------      ----      --------      ------     -------     -----     --------     --------
Balance, September 30, 1996        20,552    $  206     $ 319,496     $  2,244    $ 20,695   2,672      $(23,170)    $319,471
                                   ======    ======     =========     ========    ========   =====      ========     ========

See Notes to Condensed Consolidated Financial Statements.




                                         KOGER EQUITY, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited - See Independent Accountants' Report)
                                                    (In thousands)
                                                                                             Nine Month Period
                                                                                            Ended September 30,
                                                                                            -------------------
                                                                                          1996               1995
                                                                                          ----               ----
OPERATING ACTIVITIES
    Net income                                                                          $  7,491           $23,213
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                      15,693            13,788
       Provision for loss on land held for sale                                                                970
       Loss on sale or disposition of assets                                                 452               188
       Provision for litigation settlements                                                                     50
       Gain on TKPL unsecured note to Southeast                                               21            (5,988)
       Loss / (Gain) on early debt repayment                                                  18              (886)
       Accrued interest added to principal                                                   112               457
       Amortization of mortgage discounts                                                    132               131
       Provision for uncollectible rents                                                                       125
       Increase in accounts payable, accrued
         liabilities and other liabilities                                                 5,364             7,387
       Increase in receivables and other assets                                           (6,511)           (3,766)
       Increase in receivable from TKPL                                                                       (337)
                                                                                        --------          --------
         Net cash provided by operating activities                                        22,772            35,332
                                                                                        --------          --------
INVESTING ACTIVITIES
     Tenant improvements to existing properties                                           (4,353)           (5,986)
     Building improvements to existing properties                                         (2,030)           (2,158)
     Energy management improvements                                                       (1,764)           (1,309)
     Building construction expenditures                                                     (248)
     Deferred tenant costs                                                                (1,561)             (660)
     Additions to furniture and equipment                                                   (131)             (262)
     Purchase of TKPL mortgage notes                                                                       (18,192)
     Proceeds from TKPL mortgage notes                                                                      18,192
     Proceeds from TKPL unsecured note to Southeast                                                         12,400
     Proceeds from sale of assets                                                          1,266            25,252
     Cash acquired in purchase of assets from KPI                                                              308
                                                                                        --------          --------
             Net cash provided by (used in) investing activities                          (8,821)           27,585
                                                                                        --------          --------
FINANCING ACTIVITIES
     Proceeds from sale of stock under Stock Investment Plan                                 140               155
     Proceeds from exercise of warrants and stock options                                    312                 2
     Koger Realty Services, Inc.  dividends paid                                              (6)
     Principal payments on mortgages and loans                                           ( 5,245)          (67,492)
     Financing costs                                                                        (700)              (16)
                                                                                        --------          --------
          Net cash used in financing activities                                           (5,499)          (67,351)
                                                                                        --------          --------
Net increase (decrease) in cash and cash equivalents                                       8,452            (4,434)
Cash and cash equivalents - beginning of period                                           25,650            23,315
                                                                                        --------          --------
Cash and cash equivalents - end of period                                                $34,102           $18,881
                                                                                         =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                                            $14,542           $18,909
                                                                                         =======           =======
     Cash paid during the period for income taxes                                       $  1,139        $       42
                                                                                        ========        ==========
See Notes to Condensed Consolidated Financial Statements.


                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1996 AND 1995
                (Unaudited - See Independent Accountants' Report)

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Adoption of SFAS 121 had no impact on the financial statements for the nine month period ended September 30, 1996. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which will be effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

       2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is totally self-administered and self-managed.

In addition to managing its own properties, KE, through certain related entities, provides property management services to third parties. In conjunction with Koger Real Estate Services, Inc. ("KRES"), a Florida corporation and a wholly-owned subsidiary of KE, KE manages 21 office buildings owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York. More significantly, Koger Realty Services, Inc. ("KRSI"), a Delaware corporation and an entity in which KE has a significant economic interest, manages 95 buildings owned by Koala Realty Holding Company, Inc. ("Koala"), an investment entity for which J.P. Morgan Investment Management, Inc. acts as the investment manager. KRSI was incorporated during 1995 to, among other things, provide leasing and property management services to owners of commercial office buildings. KE has purchased all of the preferred stock of KRSI, which preferred stock represents at least 95 percent of the economic value of KRSI. Such preferred stock is non-voting but is convertible into voting common stock. Accordingly, KE has consolidated KRSI in the financial statements.

       3. FEDERAL INCOME TAXES. KE is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Code (a "REIT"). As a REIT, KE is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since, KE had no REIT taxable income during 1995 and does not expect to have REIT taxable income during 1996, no provision has been made for Federal income taxes. However, KE has recorded a provision of $180,000 for alternative minimum tax for the nine month period ended September 30, 1996. To the extent that KE pays dividends equal to 100 percent of REIT taxable income, the earnings of KE are not taxed at the corporate level; however, under existing loan covenants KE may be prohibited from paying dividends in excess of amounts necessary to maintain its status as a REIT. See Note 8, Dividends. KRSI has recorded a provision of $627,500 for Federal income tax for the nine month period ended September 30, 1996.

The Internal Revenue Service has completed its examination of the Company's 1992 and 1993 Federal income tax returns and the Koger Properties, Inc. ("KPI") final Federal income tax return. The Internal Revenue Service submitted their Report to the Company and proposed disallowing certain deductions on KPI's final Federal income tax return, the result of which reduced the net operating loss carryforwards acquired from KPI from approximately $98 million to $30 million and required the payment of approximately $173,000 of alternative minimum tax plus interest. Management has accepted these adjustments to KPI's final Federal income tax return.

       4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the nine month period ended September 30, 1996, the Company contributed 43,804 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1995. During the nine month period ended September 30, 1995, the Company contributed 122,441 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's stock on the American Stock Exchange on December 30, 1994.

       5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

       6. MORTGAGES AND LOANS PAYABLE. At September 30, 1996, the Company had $249,925,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. The Company repaid approximately $2.2 million of the outstanding balances of mortgages and loans payable during the quarter ended September 30, 1996. These early repayments resulted in the release of three buildings, containing 86,740 net rentable square feet, which had been collateral for these loans.

       On July 29, 1996, the Company signed a loan application with Northwestern Mutual Life Insurance Company ("Northwestern") for a $190 million non-recourse loan which will be secured by 10 office parks. This loan will be divided into
(i) a tranche in the amount of $100.5 million with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. In order to set the interest rates for this loan on the date the loan application was signed, the Company transferred $5.7 million to Northwestern as a refundable earnest money deposit. This loan application was accepted by Northwestern on September 10, 1996. Currently, management expects to close on this loan during the quarter ended December 31, 1996.

Annual maturities for mortgages and loans payable, which are gross of $748,000 of discounts, are as follows (in thousands):

    Year Ending December 31,
              1996                                       $    1,018
              1997                                           12,748
              1998                                           19,320
              1999                                            5,653
              2000                                           86,519
              Subsequent Years                              125,415
                                                          ---------
                    Total                                  $250,673

In addition to reporting and other requirements, the Company's debt agreements contain provisions limiting the amount of annual dividends, limiting additional borrowings, and limiting general and administrative expenses. The Company is also required to maintain certain financial ratios.

       7. LEGAL PROCEEDINGS. Pursuant to the merger of KPI with and into the Company during 1993, the Company agreed to indemnify the former non-officer directors of KPI (the "Indemnified Persons") in respect of amounts to which such Indemnified Persons would be otherwise entitled to indemnification under Florida law, the articles of incorporation or the by-laws of KPI arising out of acts or omissions prior to September 25, 1991. Certain of the former non-officers directors of KPI are defendants in a Pension Plan class action suit (the "Roby Case"). The Company has signed an agreement to settle the Roby Case and has placed in escrow $100,000 for its contribution to such settlement for the Indemnified Persons.

       8. DIVIDENDS. The terms of the secured debt of the Company provide that the Company will be subject to certain dividend limitations which, however, will not restrict the Company from paying the dividends required during 1996 to maintain its qualification as a REIT. In the event that the Company no longer qualifies as a REIT, additional dividend limitations would be imposed by the terms of such debt. In addition, two of the Company's bank lenders have required that until the Company has raised an aggregate of $50 million of equity the following limitations on dividends will be applied: (a) in 1996 and 1997, $11 million unless imposition of the limit would cause loss of REIT status and (b) in 1998 and 1999, $11 million regardless of impact on REIT status. On October 10, 1996, KE completed a private placement of 3 million shares of its common stock to an affiliate of Apollo Real Estate Investment Fund II, L.P. for an aggregate sales price of $43.5 million.

       9. COMMITMENTS. The Company has entered into an agreement (the "Loan Agreement") with Wellspring Resources, L.L.C. ("Wellspring") to make certain loans to Wellspring if, and only if, such loans are requested in writing no later than January 2, 1997. The Loan Agreement provides that the Company has agreed to lend approximately $5.6 million (the "Primary Loan") at an interest rate of 11 percent per annum and approximately $4 million (the "Secondary Loan") at an interest rate of 14 percent per annum. These loans may be used by Wellspring for any purpose including, without limitation, tenant improvements to the Gunti Building for which Wellspring has signed a lease. The Primary Loan and the Secondary Loan will be evidenced by separate promissory notes from Wellspring. In addition, State Street Bank and Trust Company and Watson Wyatt and Company will each deliver an irrevocable, unconditional guaranty of Wellspring's obligations under the Loan Agreement. These loans require monthly payments of principal and interest with final repayment on October 14, 2006.

       10. SUBSEQUENT EVENTS. On October 10, 1996, KE completed a private placement of 3 million shares of its common stock to an affiliate of Apollo Real Estate Investment Fund II, L.P. for an aggregate sales price of $43.5 million. KE applied the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8 percent.

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

RESULTS OF OPERATIONS.

Rental revenues totalled $24,515,000 for the quarter ended September 30, 1996, compared to $23,762,000 for the quarter ended September 30, 1995. The increase in rental revenues resulted primarily from the increase in the Company's average rental rate. The Company sold three buildings (containing 233,980 net rentable square feet) on July 31, 1995. The effect of the decrease in the total net rentable square feet owned by the Company was completely offset by the increase in the Company's average rental rate. At September 30, 1996, the Company's buildings were on average 90 percent leased with an average rental rate of $13.97. Rental revenues increased to $72,660,000 during the nine month period ended September 30, 1996, compared to $71,499,000 during the same period last year. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in the revenues from operating cost escalations and other items passed through to tenants.

Management fee revenues totalled $2,145,000 for the quarter ended September 30, 1996, compared to $1,489,000 for the quarter ended September 30, 1995. This increase was due primarily to (i) an increase in fees earned for construction management services, (ii) an increase in fees earned from the management of buildings sold by The Koger Partnership, Ltd. ("TKPL") to Koala on August 1, 1995, (iii) the management fees earned from the three buildings sold by the Company to Koala, and (iv) an increase in fees earned under the management contract with Centoff. Management fee revenues increased to $5,838,000 during the nine month period ended September 30, 1996, compared to $4,243,000 during the same period last year, primarily for the same reasons mentioned above.

Interest revenues decreased $12,966,000 and $12,823,000 respectively, for the three and nine month periods ended September 30, 1996, compared to the same periods last year, due to the interest revenue earned during 1995 on the TKPL mortgage notes which were retired by TKPL during 1995 ($13,068,000).

Property operating expenses include such charges as utilities, taxes, janitorial, maintenance, provision for uncollectible rents and management costs. The amounts of property operating expenses and their percentages of total rental revenues for the applicable periods are as follows:

                                                                   Percent of
                                                                  Total Rental
                         Period                Amount               Revenues
         --------------------------------   --------------       ------------
         September 30, 1996 - Quarter       $10,930,000              44.4%
         September 30, 1995 - Quarter       $10,774,000              45.1%
         September 30, 1996 - Nine Months   $31,194,000              42.7%
         September 30, 1995 - Nine Months   $30,323,000              42.2%

Property operating expenses increased primarily due to increases in maintenance costs.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $818,000 and $2,186,000, respectively, for the three and nine month periods ended September 30, 1996, compared to the same periods last year, due to improvements made to the Company's existing properties during 1995 and 1996. Amortization expense decreased $181,000 and $281,000, respectively, for the three and nine month periods ended September 30, 1996, compared to the same periods last year, due primarily to the reduction in goodwill recorded during the quarter ended September 30, 1995.

Interest expense decreased by $642,000 and $3,828,000, respectively, during the three and nine month periods ended September 30, 1996, compared to the same periods last year, primarily due to the reduction in the average balance of mortgages and loans payable. At September 30, 1996, the weighted average annual interest rate on the Company's outstanding debt was approximately 7.7 percent.

General and administrative expenses for the three month periods ended September 30, 1996 and 1995, totalled $1,235,000 and $2,142,000, respectively, which is
0.8 percent and 1.4 percent (annualized) of average invested assets. General and administrative expenses for the nine month periods ended September 30, 1996 and 1995, totalled $4,103,000 and $5,762,000, respectively, which is 0.9 percent and
1.3 percent (annualized) of average invested assets. These decreases were primarily due to (i) decreases in the accrual for compensation expense related to stock appreciation rights granted in conjunction with stock options, (ii) decreases in professional and legal fees incurred, (iii) decreases in certain insurance expenses, and (iv) decreases in the accrual for the Company's contribution to the 401(k) Plan.

Direct costs of management contracts increased $610,000 and $1,538,000, respectively, for the three and nine month periods ended June 30, 1996, compared to the same periods last year, due to increased costs associated with (i) providing property management services for all management contracts and (ii) providing construction management services.

During the quarter ended September 30, 1996, the Company demolished a building containing 11,040 net rentable square feet because the building no longer met the Company's investment criteria. The Company has recorded a loss on disposition of assets which totals $468,000 due to the demolition of this building.

Net income totalled $2,261,000 for the quarter ended September 30, 1996, compared to net income of $18,983,000 for the corresponding period of 1995. This decrease is due primarily to (i) the interest revenue earned during 1995 on the TKPL mortgage notes which were retired by TKPL during 1995 and (ii) the gain associated with the partial repayment of a TKPL note to Southeast during 1995. Net income decreased $15,722,000 during the nine month period ended September 30, 1996, compared to the same period last year, due to the same items detailed above.

LIQUIDITY AND CAPITAL RESOURCES.

       Operating Activities - During the nine months ended September 30, 1996, the Company generated approximately $22.8 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Koala, Centoff, and others. As a REIT for Federal income tax purposes, KE is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, KE has paid out dividends in amounts at least equal to its REIT taxable income. However, KE currently expects that it will not be required to pay any dividends during 1996 to maintain its REIT status. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments through 1996.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and increases in rental rates on new and renewed leases and under escalation provisions in existing leases.

At September 30, 1996, leases representing approximately 9.8 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1996. This represents 368 leases for space in buildings located in 16 of the 17 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 1996, leases were renewed on approximately 61 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period. For those leases which renewed during the nine months ended September 30, 1996, the average rental rate increased from $14.23 to $15.00. Based upon the significant number of leases which will expire during 1996 and 1997 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods. During 1994, 1995 and 1996, the Company has benefitted from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 21.8 percent of the Company's leased space at September 30, 1996, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

       Investing Activities - At September 30, 1996, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the nine month period ended September 30, 1996, the Company's expenditures for improvements to existing properties decreased by $1,306,000 over the corresponding period of the prior year primarily due to reductions in expenditures for tenant improvements, which reductions were partially offset by increased expenditures for energy management improvements to the Company's buildings.

On August 12, 1996, the Company sold a 30 acre land parcel located in Birmingham, Alabama for $1,350,000.

The Company has started the construction of two buildings which will contain approximately 106,000 net rentable square feet. Expenditures for construction of these two buildings are expected to total approximately $7.6 million, excluding land and tenant improvement costs.

The terms of the Company's existing indebtedness require that a substantial portion of any debt or equity financing achieved by the Company during the foreseeable future be applied to the reduction of the current secured indebtedness of the Company and contain limitations on incurrence of additional debt and other restrictions.

       Financing Activities - The Company has no open lines of credit, but has a cash balance at September 30, 1996 of $34,102,000. During the three months ended September 30, 1996, the Company repaid approximately $2.2 million of the outstanding balances of mortgages and loans payable. These early repayments resulted in the release of three buildings, containing 86,740 net rentable square feet, which had been collateral for these loans. At September 30, 1996, the Company had 89 buildings, containing 2,602,970 net rentable square feet, which were unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $12.6 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 1998. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common and/or preferred stock.

On October 10, 1996, KE completed a private placement of 3 million shares of its common stock to an affiliate of Apollo Real Estate Investment Fund II, L.P. for an aggregate sales price of $43.5 million. KE applied the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8 percent.

The Company is currently implementing its plan to refinance or restructure the Company's existing debt in order to eliminate certain restrictive covenants. To assist in implementing the debt refinancing, the Company has engaged J.P. Morgan and Company as its financial adviser. Currently, management expects to complete the refinancing during the quarter ended December 31, 1996. On July 29, 1996, the Company signed a loan application with Northwestern Mutual Life Insurance Company ("Northwestern") for a $190 million non-recourse loan which will be secured by 10 office parks. This loan will be divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. In order to set the interest rates for this loan on the date the loan application was signed, the Company transferred $5.7 million to Northwestern as a refundable earnest money deposit. The loan application was accepted by Northwestern on September 10, 1996. This represents the Company's first step in its plan to refinance the Company's existing debt in order to eliminate certain restrictive covenants. Currently, management expects to close on this loan during the quarter ended December 31, 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None.

Item 5.  Other Information

(a) The following table sets forth, with respect to the Company's centers at September 30, 1996, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                          Average
                                                                 Net                                       Annual
                                          Number               Rentable                                   Rent Per
                                            of                  Square               Percent               Square
Koger  Center                            Buildings               Feet               Leased(1)               Foot (2)
-------------                            ---------            ----------           ----------            -----------
Atlanta Chamblee                            22                  947,920                91%                 $14.27
Austin                                      12                  370,860                98%                  16.76
Charlotte Carmel                             1                  109,600               100%                  15.17
Charlotte East                              11                  468,820                77%                  13.08
El Paso                                     14                  251,930                95%                  14.08
Greensboro South                            13                  610,470                93%                  13.69
Greenville                                   8                  290,560                95%                  14.24
Jacksonville Baymeadows                      4                  468,000               100%                  15.58
Jacksonville Central (3)                    31                  666,500                89%                  11.54
Memphis Germantown                           3                  258,400                99%                  17.27
Orlando Central                             22                  565,220                90%                  14.36
Orlando University                           2                  159,600                98%                  16.49
San Antonio                                 26                  788,670                91%                  12.18
St. Petersburg                              15                  519,320                96%                  12.99
Tallahassee Apal. Pkwy                      14                  408,500                82%                  15.93
Tallahassee Cap. Circle                      4                  300,700                73%                  17.33
Tulsa                                       13                  476,280                81%                  10.37
                                         -----               ----------

   TOTAL                                   215                7,661,350                90%                 $13.97
                                          ====                =========              =====                 ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing (a) total annualized rents for a center as of September 30, 1996 by (b) the net rentable square feet applicable to such total annualized rents.

(3) The Company has demolished a building containing 11,040 net rentable square feet. This building has been removed from this table.

(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1996 and calendar years 1997 through 2004,
         (ii) the total net rentable area in square feet covered by such leases,
         (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and
         (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on September 30, 1996 and on the terms of leases in effect as of September 30, 1996, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 61 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period ended September 30, 1996.


                                              Percentage of           Average                               Percentage
                                               Total Square         Annual Rent                              of Total
                Number of      Number of       Feet Leased           per Square         Total Annual        Annual Rents
                 Leases       Square Feet     Represented by         Foot Under         Rents Under        Represented by
Period          Expiring       Expiring       Expiring Leases     Expiring Leases     Expiring Leases     Expiring Leases
------     ------------- ---------------    ---------------     ---------------     ---------------     ---------------
1996               368           701,478           10.1%              $13.55            $ 9,505,450            9.8%
1997               964         1,645,344           23.7%               13.96             22,974,963           23.7%
1998               534         1,531,899           22.1%               13.61             20,844,969           21.5%
1999               389         1,103,734           15.9%               13.57             14,980,607           15.4%
2000               120           620,907            8.9%               14.88              9,241,983            9.5%
2001                86           774,042           11.1%               15.02             11,625,431           12.0%
2002                13           168,976            2.4%               13.15              2,222,307            2.3%
2003                13           108,623            1.6%               13.80              1,499,030            1.5%
2004                 3            74,069            1.1%               14.28              1,057,466            1.1%
OTHER                9           212,261            3.1%               14.37              3,050,883            3.2%
              --------        ----------        --------                              -------------        --------

  TOTAL          2,499         6,941,333          100.0%              $13.97            $97,003,089          100.0%
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



                                                          Three Month Period                      Nine Month Period
                                                          Ended September 30,                     Ended September 30,
                                                          --------------------                   --------------------
                                                        1996              1995                     1996        1995
                                                        ----              ----                     ----        ----
Net Income                                            $ 2,261           $18,983                  $ 7,491      $23,213
Depreciation - real estate                              5,156             4,350                   14,534       12,396
Amortization - deferred tenant costs                      227               193                      661          472
Amortization - goodwill                                    43               148                      128          473
Litigation costs                                         (182)               83                      371           83
Loss on sale or disposition of assets                      29               185                      452          188
Provision for loss on land held for sale                                    970                                   970
Gain on TKPL note to Southeast                            (55)           (5,988)                      21       (5,988)
Loss / (Gain) on early retirement of debt                  18              (739)                      18         (886)
                                                      -------           -------                 --------      -------
       Funds from Operations                          $ 7,497           $18,185                  $23,676      $30,921
                                                      =======           =======                  =======      =======

The 1995 calculated Funds from Operations includes $13,068 of interest revenue associated with the TKPL mortgage notes which KE acquired during 1995. These mortgage notes were retired by TKPL during 1995.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits


               Exhibit
               Number          Description
               ------          -----------

               4(b)(1)(D)      Third Amendment to Rights Agreement,  dated as of
                               October 10, 1996, between Koger Equity,  Inc. and
                               First Union  National Bank of North  Carolina,  a
                               national  association.  Incorporated by reference
                               to  Exhibit  6  to  Amendment   to   Registration
                               Statement on Form 8-A/A of  Registrant  (File No.
                               1-9997).

               10(y)(1)        Employment  Agreement between Koger Equity,  Inc.
                               and Victor A. Hughes, Jr. effective as of June 21, 1996.

               10(y)(2)        Employment  Agreement between Koger Equity,  Inc.
                               and  James C.  Teagle,  effective  as of June 21,
                               1996.

               10(z) Registration Rights Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit A of the Stock Purchase Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC. which is Exhibit 7 to Amendment to Registration Statement on Form 8-A/A (File No. 1-9997).

               10(aa) Stock Purchase Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 7 to Amendment to Registration Statement on Form 8-A/A of Registrant (File No. 1-9997).

               10(ab) Consulting Agreement, dated as of June 21, 1996, between Koger Equity, Inc. and Irvin H. Davis.

               10(ac) Consulting Agreement, dated as of March 14, 1996, between Koger Equity, Inc. and David B. Hiley.

               11              Earnings Per Share Computations.

               15              Letter   re:    Unaudited    interim    financial
                               information.

               27              Financial Data Schedule.

       (b)    Reports on Form 8-K

              On August 16, 1996,  the Company filed a Form 8-K reporting  under
              Item 5, Other Events, that the Company had issued a News Release and providing under Item 7, Financial Statements and Exhibits, a copy of the Koger Equity, Inc. News Release, dated August 16, 1996.

              On August 22, 1996, the Company filed a Form 8-K/A reporting under
              Item 5, Other Events, that (i) the Company had amended its By-Laws and (ii) the Company had issued its Quarterly Report to Shareholders, and providing under Item 7, Financial Statements and Exhibits, a copy of (i) Koger Equity, Inc. By-Laws, as Amended and Restated on August 21, 1996 and (ii) Koger Equity, Inc. Quarterly Report to Shareholders for the quarter ended June 30, 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   KOGER EQUITY, INC.
                                   Registrant





                                   (VICTOR A.  HUGHES, JR.)
                                   ------------------------
                                    VICTOR A. HUGHES, JR.
                                    CHAIRMAN OF THE BOARD AND
                                    CHIEF EXECUTIVE OFFICER

Dated: November 6, 1996


                                   (JAMES L.  STEPHENS)
                                   --------------------
                                    JAMES L. STEPHENS
                                    VICE PRESIDENT AND
                                    CHIEF ACCOUNTING OFFICER