Form 10-K
period 1996-12-31
KOGER EQUITY INC
filed 1997-03-24
CIK 835664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1996 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from ____________ to _____________

                          Commission File Number 1-9997
                               KOGER EQUITY, INC.
             (Exact name of Registrant as specified in its Charter)

                FLORIDA                                  59-2898045
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)
3986 Boulevard Center Drive, Suite 101
         Jacksonville, Florida                             32207
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

                                 Title of Class
                                      NONE
================================================================================

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997 was approximately $375,018,000.

The number of shares of registrant's Common Stock outstanding on February 28, 1997 was 20,980,000.

                       Documents Incorporated by Reference
The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 1997 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE NO.


PART I
    1.         BUSINESS................................                   1

    2.         PROPERTIES..............................                   4

    3.         LEGAL PROCEEDINGS.......................                  10

    4.         SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS...................                  10

PART II
    5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS...................                  10

    6.         SELECTED FINANCIAL DATA.................                  11

    7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...                  12

    8.         FINANCIAL STATEMENTS AND
                 SUPPLEMENTARY DATA....................                  27

    9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE...                  49

PART III
    10.        DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT......................                 49

    11.        EXECUTIVE COMPENSATION...................                 50

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT..................                 50

    13.        CERTAIN RELATIONSHIPS
                 AND RELATED TRANSACTIONS...............                 50

PART IV
    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K................                 51

               SIGNATURES...............................                 55

                                     PART I
Item 1.      BUSINESS

General

      Koger Equity, Inc. ("KE") is a self-administered and self-managed equity real estate investment trust (a "REIT") which develops, owns, operates and manages suburban office centers in the southeastern and southwestern United States. As of December 31, 1996, the KE portfolio consisted of 215 office buildings (each an "Office Building") in 17 office centers (each a "Koger
Center") located in 13 metropolitan areas throughout the Southeast and Southwest. The Office Buildings contain approximately 7.7 million net rentable square feet and were on average 92 percent leased as of December 31, 1996.
During 1996, KE began construction of two buildings which will contain approximately 106,000 net rentable square feet and will be ready for occupancy in late 1997. While KE has initiated and expects to continue a pattern of vertically integrated development of suburban office properties for its own account, it may from time to time acquire developed properties which are compatible with its properties in other markets in the Southeast and Southwest that the Company considers favorable.

      KE owns approximately 139 acres of unencumbered land held for development and approximately 54 acres of unencumbered land held for sale. A majority of the land held for development adjoins Office Buildings in seven Koger Centers which have infrastructure, including roads and utilities, in place. KE intends over time to develop and construct office buildings using this land and currently has two buildings under construction on approximately 11 acres of land held for development. KE expects to acquire additional land for development. In addition, KE provides leasing, management and other customary tenant-related services for the Koger Centers and for 22 office buildings containing approximately 1.3 million net rentable square feet owned by unaffiliated parties.

      As the result of restrictive covenants contained in certain of the KE debt instruments, it was effectively prevented from engaging in significant development and acquisition activities as it could not incur additional debt in excess of $5 million. Any development or acquisition activity had to be internally financed. With the refinancing of this debt in December of 1996, KE is no longer subject to such restrictive covenants and will be able to expand its development and acquisition activities.

      KE was incorporated in Florida in 1988 for the purpose of investing in office buildings located in suburban office centers throughout the southeastern and southwestern Untied States. In selecting its investments, KE generally sought office buildings which had been substantially leased. In 1988, 1989 and 1990, KE purchased its initial Office Buildings from Koger Properties, Inc. ("KPI"), a real estate development company and the sponsor of KE. In September 1991, KPI filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. In April 1993, KE and KPI jointly proposed a plan of reorganization of KPI which provided for the merger of KPI with and into KE (the "Merger"). In December 1993, the Merger was consummated, and KE succeeded to substantially all of the assets of KPI, including 93 Office Buildings and approximately 295 acres of unimproved land. All of the Office Buildings acquired by KE from KPI were developed by KPI. In connection with the Merger, KE also acquired the management, development and administrative organizations of KPI and its subsidiaries. Prior to the Merger, KPI employees provided property management and leasing services for the Office Buildings owned by KE and certain buildings owned by third parties. KE has been self-administered since 1992 and self-managed since the Merger.

      As part of the Merger, KPI transferred to Southeast Properties Holding Corporation, a Florida corporation and a wholly-owned subsidiary of KE ("Southeast"), all of KPI's debt and equity interests in The Koger Partnership, Ltd., a Florida limited partnership ("TKPL"), which had also been the subject of a Chapter 11 bankruptcy case. At the time of the Merger, TKPL owned 92 suburban office buildings located in five metropolitan areas. Following the Merger, such buildings were managed by KE, as delegee of Southeast, pursuant to a management agreement between TKPL and Southeast. On July 31, 1995, TKPL sold its 92 buildings and parcels of related land to Koala Miami Realty Holding, Inc., Koala Norfolk Realty Holding, Inc., Koala Raleigh Realty Holding, Inc., Koala Richmond Realty Holding, Inc., and Koala Tampa Realty Holding, Inc. (collectively, "Koala"), all of which are wholly owned by a co- mingled pension trust for which Morgan Guaranty Trust Company of New York is the trustee and J.P. Morgan Investment Management Inc. is the investment manager. Simultaneously with the sale by TKPL of its properties, KE sold to certain Koala entities three buildings and related parcels of land for an aggregate purchase price of $25.26 million. During 1996, Koala continued to hold an option to purchase from KE two additional parcels of land in Miami, Florida. During February 1997, this option was exercised and Koala purchased these two parcels of land for an aggregate purchase price of $2.97 million.

      In addition to managing its own properties, KE, through certain related entities, provides property management services to third parties. In conjunction with Koger Real Estate Services, Inc., a Florida corporation and a wholly-owned subsidiary of KE ("KRES"), KE manages 21 office buildings owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York (KE, Southeast and KRES are hereafter referred to as the "Company").

      During 1995 (prior to the sale by TKPL of its properties), KE acquired $32.3 million in aggregate principal amount (subject to provisions permitting prepayment at a discount) of promissory notes issued by TKPL to third parties (the "TKPL Notes") for an aggregate purchase price of approximately $18.2 million. During the quarter ended September 30, 1995, TKPL retired the TKPL Notes. KE recorded approximately $13.1 million of interest revenue on the TKPL Notes during 1995.

      The Company operates in a manner to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code" ). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. The Company distributes at least 95 percent of its annual REIT taxable income (which term is used herein as defined and modified in the Code) to its shareholders. To qualify as a REIT, a corporation must meet certain substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive and real estate sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) less than 30 percent of its gross income must be derived from the sale or other disposition of certain items, including certain real property held for less than four years; (d) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets consist principally (at least 75 percent by value) of real estate assets, cash and cash equivalents and that its holdings of securities are adequately diversified; (e) each year, it must distribute at least 95 percent of its REIT taxable income; and (f) at no time during the second half of any calendar year may the Company be "closely held" (i.e., have more than 50 percent in value of its outstanding stock owned, directly, indirectly or constructively, by not more than five individuals). The constructive ownership rules, among other things, treat the shareholders of a corporation as owning proportionately any stock in another corporation owned by the first corporation. Management fee revenue does not qualify as real estate or passive income for purposes of determining whether the Company has met the REIT requirements that at least 95 percent of the Company's gross income be derived from certain real estate and passive sources and that at least 75 percent of its gross income be derived from certain real estate sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-real estate" and "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation.

      Two major governmental tenants, when all of their respective departments and agencies which lease space in the Company's buildings are combined, each lease more than 10 percent of the net rentable area of the Company's buildings and contribute more than 10 percent of the Company's annualized rentals as of December 31, 1996. At that date, the State of Florida accounted for an aggregate of 11.7 percent of the Company's total net rentable square feet leased and 13.4 percent of the Company's total annualized rental revenues. In addition, the United States of America accounted for an aggregate of 10.1 percent of the Company's total net rentable square feet leased and 10.5 percent of the Company's total annualized rental revenues as of December 31, 1996. Some of the Company's principal tenants are the State of Florida, the United States of America, Blue Cross and Blue Shield of Florida, First Data Resources, Aetna Life Insurance Company, Lumbermens Mutual Casualty Company, Norwest Bank of Texas, the State of Texas, Travelers Insurance Company, and General Motors Acceptance Corporation. Governmental tenants (including the State of Florida and the United States of America), which account for 23.9 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

Competition

      The Company competes in the leasing of office space with a considerable number of other realty concerns, including local, regional and national, some of which have greater resources than the Company. Through its ownership and management of suburban office parks, the Company seeks to attract tenants by offering office space convenient to residential areas and away from the congestion and attendant traffic problems of the downtown business districts. In recent years local, regional and national concerns have built competing office parks and single buildings in suburban areas in which the Company's centers are located. In addition, the Company competes for tenants with large high-rise office buildings generally located in the downtown business districts of these metropolitan areas. Although competition from other lessors of office space varies from city to city, the Company has been able to attain and maintain what it considers satisfactory occupancy levels at satisfactory rental rates.

Investment Policies

      Based on its improved financial structure and results as of the end of 1996, the Company is in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. During 1996, the Company committed to a plan to enhance shareholder value by refinancing indebtedness and increasing growth. The Company has completed its plan to refinance its indebtedness which eliminated certain restrictive covenants which had limited the Company's ability to grow through development and acquisitions. In addition, the Company has signed a commitment for a $50 million revolving credit facility which will be available to finance growth opportunities, subject to sufficient collateral being provided to fund this facility which collateral is available. The plan also contemplates the possible use by the Company of its existing inventory of 139 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or land for development in other markets in the Southeast and Southwest that the Company considers favorable.

      The investment policies of the Company may be changed by its directors at any time without notice to, or a vote of, security holders. Although, the Company has no current policy which limits the percentage of its assets which may be invested in any one type of investment or the geographic areas in which the Company may acquire properties, the Company intends to continue to operate so as to qualify for tax treatment as a REIT. Although it has no current plans to do so, the Company may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. The Company also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities; however, it does not intend to become an investment company regulated under the Investment Company Act of 1940.

      For the year ended December 31, 1996, all of the Company's rental revenues were derived from the buildings purchased from KPI or buildings acquired pursuant to the Merger. The Company's 1996 interest revenues were derived from temporary cash investments.

Employees

      In connection with its current real estate operations and property management agreements, the Company has a combined financial, administrative, leasing, and center maintenance staff of 220 employees. A resident general manager is responsible for the leasing and operations of all buildings in a center or city. The Company has approximately 86 employees who perform maintenance activities.

Item 2.      PROPERTIES

General

      As of December 31, 1996, the Company owned 215 office buildings located in 17 Koger Centers in the 13 metropolitan areas of Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Greenville, South Carolina; Memphis, Tennessee; and Austin, El Paso, and San Antonio, Texas. In addition, the Company had two buildings which were under construction. The Koger Centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Koger Centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

      Leases on the Office Buildings vary between net leases (under which the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (under which the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 1996, the Office Buildings were on average 92 percent leased and the average annual rent per net rentable square foot leased was $14.24. The buildings are occupied by numerous tenants, many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

      New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its gross leases. As of December 31, 1996, approximately 42 percent of the Company's annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 52 percent of such revenues were derived from leases containing escalation provisions based upon real estate tax and operating expense increases; and approximately 6 percent of such revenues were derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

      The Company owns approximately 200 acres of unimproved land (194 acres of which are suitable for development) located in the metropolitan areas of Jacksonville, Miami, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Columbia and Greenville, South Carolina; Memphis, Tennessee; Austin and San Antonio, Texas; and Richmond, Virginia. Each of these parcels of land has been partially or wholly developed with streets and/or utilities. The Company currently has two buildings under construction on approximately 11 acres of this unimproved land.



Property Location and Other Information

      The following table sets forth information relating to the properties owned by the Company as of December 31, 1996.

                                                               Average                            Land
                                             Number           Age of            Net              Improved           Unimproved
                                            of               Buildings         Rentable        with Bldgs.          Land
Location                                  Buildings       (in Years) (1)      Sq. Ft.          (In Acres)        (In Acres)
--------                                  ---------       --------------   ------------      -------------    -------------
Atlanta Chamblee                             22                 16              947,920           76.2               2.5
Atlanta Gwinnett                                                                                                    31.0
Austin                                       12                 16              370,860           29.6               1.8
Charlotte Carmel                              1                  5              109,600            7.6              27.0(2)
Charlotte East                               11                 16              468,820           39.9               3.9
Columbia Spring Valley                                                                                               1.0
El Paso                                      14                 24              251,930           19.6
Greensboro South                             13                 14              610,470           46.0
Greensboro Wendover                                                                                                 18.5
Greenville                                    8                 14              290,560           24.7               4.5
Jacksonville Baymeadows                       4                  6              468,000           34.6              13.3
Jacksonville Central                         31                 24              666,500           47.2               1.6
Memphis Germantown                            3                  8              258,400           18.4              16.2(3)
Miami                                                                                                                8.1(4)
Orlando Central                              22                 25              565,220           46.0
Orlando University                            2                  8              159,600           11.6              15.5
Richmond South                                                                                                      23.0
San Antonio                                  26                 19              788,670           63.5               7.2
St. Petersburg                               15                 16              519,320           64.4              11.0
Tallahassee Apalachee Pkwy                   14                 20              408,500           33.7
Tallahassee Capital Circle                    4                  7              300,700           23.3
Tulsa                                        13                 17              476,280           36.0              13.4
                                           ----                              ----------         ------            ------
    Total                                   215                               7,661,350          622.3             199.5
                                            ===                               =========          =====             =====
    Average                                                     16
                                                                ==

(1) The age of each building was weighted by the net rentable square feet for such building to determine the weighted average age of (a) the buildings in each Koger Center and (b) all buildings owned by the Company.

(2)  The Company  currently has a building under  construction on  approximately
     7.4 acres of this parcel.

(3)  The Company  currently has a building under  construction on  approximately
     3.9 acres of this parcel.

(4) This unimproved land parcel was sold to Koala for an aggregate sales price of $2.97 million during February 1997.



Percent Leased and Average Rental Rates

      The following table sets forth, with respect to each Koger Center, the number of buildings, number of leases, net rentable square feet, percent leased, and the average annual rent per net rentable square foot leased, in each case as of December 31, 1996.

                                                                              Net                                 Average
                                                 Number        Number        Rentable                             Annual
                                               of             of              Square           Percent           Rent Per
Koger Center                                  Buildings      Leases          Feet             Leased (1)        Square Foot(2)
------------                                  ---------    ----------    ------------         ----------        --------------
Atlanta Chamblee                                22              179           947,920             97%              $15.11
Austin                                          12              186           370,860             97%               17.06
Charlotte Carmel                                 1               21           109,600            100%               15.28
Charlotte East                                  11              212           468,820             72%               13.15
El Paso                                         14              192           251,930             96%               14.24
Greensboro South                                13              180           610,470             93%               13.70
Greenville                                       8              145           290,560             87%               14.58
Jacksonville Baymeadows                          4               30           468,000            100%               15.63
Jacksonville Central                            31              242           666,500             89%               11.68
Memphis Germantown                               3               56           258,400             99%               17.38
Orlando Central                                 22              186           565,220             90%               14.49
Orlando University                               2               47           159,600             98%               16.62
San Antonio                                     26              320           788,670             95%               12.40
St. Petersburg                                  15              187           519,320             95%               13.05
Tallahassee Apalachee Pkwy                      14               88           408,500             90%               16.34
Tallahassee Capital Circle                       4               11           300,700             96%               17.12
Tulsa                                           13              176           476,280             77%               10.39
                                              ----          -------        ----------

    Total                                      215            2,458         7,661,350
                                               ===           ======         =========


Weighted Average                                                                                  92%              $14.24
                                                                                                 ====              ======

(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in a building by net rentable square feet in such building, which excludes public or common areas.

(2)   Rental  rates are  computed by dividing  (a) total  annualized  base rents
      (which excludes  expense  pass-throughs  and  reimbursements)  for a Koger
      Center as of December 31, 1996 by (b) the net rentable square feet applicable to such total annualized rents.

Lease Expirations on the Company's Properties

      The following schedule sets forth with respect to all of the Company's office buildings (a) the number of leases which will expire in calendar years 1997 through 2005, (b) the total net rentable area in square feet covered by such leases, (c) the percentage of total net rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annual rental represented by such leases, and (f) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on December 31, 1996 and on the terms of leases in effect as of December 31, 1996, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 63 percent, 67 percent and 61 percent of the Company's net rentable square feet which were scheduled to expire during 1996, 1995 and 1994, respectively.


                                                      Percentage of         Average                               Percentage
                                                      Total Square         Annual Rent         Total             of Total
                      Number of        Number of      Feet Leased          per Square          Annualized         Annual.  Rents
                     Leases          Square Feet      Represented by       Foot Under          Rents Under        Represented by
Period               Expiring        Expiring        Expiring Leases     Expiring Leases     Expiring Leases     Expiring Leases
------            -------------  ---------------     ---------------     ---------------     ---------------     ---------------
1997                    1,156          1,866,554          26.5%              $14.05            $  26,225,375           26.1%
1998                      551          1,534,716          21.8%               13.64               20,930,653           20.8%
1999                      458          1,226,360          17.4%               13.29               16,303,197           16.2%
2000                      139            697,596           9.9%               14.92               10,406,515           10.4%
2001                      104            930,887          13.2%               15.28               14,223,490           14.2%
2002                       14            169,296           2.4%               13.63                2,306,712            2.3%
2003                       13            112,406           1.6%               13.51                1,518,905            1.5%
2004                        4             77,361           1.1%               14.02                1,084,439            1.1%
2005                        4             29,673           0.4%               12.33                  366,001            0.4%
Other                      15            404,142           5.7%               17.36                7,015,240            7.0%
                     --------         ----------       --------                              ---------------        --------
   Total                2,458          7,048,991         100.0%              $14.24             $100,380,527          100.0%
                       ======         ==========         ======              ======             ============          ======

Building Improvements, Tenant Improvements and Deferred Tenant Costs on the Company's Properties

      The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 1996. The information set forth below is not necessarily indicative of future expenditures for these items.


                    Number           Building Improvements             Tenant Improvements            Deferred Tenant Costs
                   of Office                    Per Net Sq.                       Per Net Sq.                     Per Net Sq.
 Year              Buildings      Total           Ft. Owned        Total            Ft. Owned      Total            Ft. Owned
------             --------------------------     --------- ------------------      ---------------------------     ---------
1994                  219          $3,749,000       $0.47           $7,334,000        $0.93          $1,112,000       $0.14
1995(1)               216           2,991,000        0.39            8,592,000         1.12           1,060,000        0.14
1996(2)               215           2,795,000        0.36            7,873,000         1.03           1,862,000        0.24

(1)   Excludes the three buildings sold on July 31, 1995.

(2) Increase in deferred tenant costs due to $799,000 commission paid for 10 year lease on 142,800 net rentable square feet which takes effect in 1997.

Fixed Rate Indebtedness on the Company's Properties

         The following table sets forth with respect to each Koger Center the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Koger Center as of December 31, 1996.


                                                  Weighted
                              Mortgage            Average
                               Loan               Interest
Koger Center                  Balance               Rate
-------------               -----------          ---------
Atlanta Chamblee              $ 14,809            8.75%
Austin                          17,000            8.33%
Charlotte Carmel                     0             --
Charlotte East                       0             --
El Paso                          9,000            8.33%
Greensboro South                     0             --
Greenville                      11,000            8.33%
Jacksonville Baymeadows         27,500            8.33%
Jacksonville Central               401            9.75%
Memphis Germantown              22,018            8.80%
Orlando Central                 25,000            8.33%
Orlando University                   0             --
San Antonio                     20,203            8.25%
St. Petersburg                  17,194            8.25%
Tallahassee Apalachee Pkwy      17,194            8.25%
Tallahassee Capital Circle      20,582            8.36%
Tulsa                            1,512            9.95%
                                                  ----

     Total                    $203,413            8.41%
                              ========            ====

      For additional information on these loans see Note 4, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

Indebtedness with Variable Interest Rates

      As of December 31, 1996, the Company had no indebtedness having variable interest rates and encumbering the Company's properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):


                                                                                             Approximate           Approximate
                                  Balance           Weighted Avg.         Maximum             Average             Wtg. Avg Int
 Year Ended                      at End           Int Rate at             Amount               Amount              Rate During
December 31                      of Period         End of Period        Outstanding          Outstanding           the Period
-----------                      ---------        ---------------       -----------          -----------        -------------
     1996                          $     0              -                  $22,276            $18,280                 9.3%
     1995                           22,276             9.5%                 58,352             47,945                 8.4%
     1994                           58,352             9.1%                 59,028             58,718                 7.9%

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

      None.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

      The Company's common stock is listed on the American Stock Exchange. The high and low closing sales prices for the periods indicated in the table below were:


                                                                              Years
                                            1996                               1995                               1994
                                ---------------------------          --------------------------        --------------------------
Quarter Ended                       High            Low                  High           Low                 High           Low
-------------                    ----------       -------             ---------       -------            ---------       -----
March 31                            $12 1/4       $10 3/4               $ 7 7/8        $6 3/4              $ 8 1/2        $6 1/2
June 30                              13 3/8        11                     9             6 3/4                9 5/8         6 3/8
September 30                         16            13                    10 1/8         8 5/8               10 1/2         8 1/4
December 31                          18 3/4        15 1/8                10 5/8         9 1/8                8 7/8         6 7/8


      The Company intends that any dividend paid in respect of its common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that at least 95 percent of the Company's REIT taxable income for such taxable year be distributed. The Company did not pay any dividends during the three years ended December 31, 1996. During December 1996, the Company's Board of Directors declared a quarterly dividend of $0.05 per share payable on February 10, 1997, to shareholders of record on January 6, 1997.

      On February 28, 1997, there were approximately 945 shareholders of record and the closing price of the Company's common stock on the American Stock Exchange was $17.875.

Item 6.       SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.


                                                                (In thousands except per share and property data)
Income Information                                              1996         1995          1994             1993*        1992
                                                            -----------   ----------    -----------      ---------    -------
Rental revenues and other rental services                     $  98,805    $  95,443      $  94,388      $  46,108     $  45,957
Interest revenues                                                 1,951       14,440          1,062            206           231
Total revenues                                                  104,072      125,750        100,376         46,406        46,188
Property operating expenses                                      41,597       40,830         39,711         21,034        19,579
Depreciation and amortization                                    21,127       19,102         16,728          8,958         8,089
Mortgage and loan interest                                       18,701       23,708         25,872         11,471        11,530
Net income                                                       10,501       28,990          4,215          2,452           933
Earnings per common share - primary                                 .54         1.61            .24            .18           .07

Weighted average shares outstanding - primary                    19,500       18,011         17,719         13,352        13,220

Balance Sheet Information
Operating properties (before depreciation)                    $ 582,972    $ 571,313      $ 578,237      $ 566,770     $ 311,286
Undeveloped land                                                 27,108       30,281         36,012         40,036             0
Total assets                                                    584,666      578,756        613,806        615,089       396,841
Mortgages and loans payable                                     203,044      254,909        323,765        330,625       155,362
Shareholders' equity                                            364,135      310,697        280,601        275,450       235,514

Other Information
Funds from operations (1)                                     $  33,154    $  36,707      $  23,475      $  11,075     $  10,674
Income before interest, income taxes,
    depreciation and amortization                             $  51,144    $  71,866      $  47,042      $  22,881     $  20,552
Number of buildings (at end of  period)                             215          216            219            219           126
Percent leased (at end of period)                                    92%          91%            90%            88%           88%


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


                                                                1996         1995            1994           1993          1992
                                                              --------    ---------       ---------      ---------     -------
   Net income                                                 $ 10,501      $28,990        $  4,215       $  2,452       $   933
    Depreciation - real estate                                  19,538       17,363          15,202          8,403         7,673
    Amortization - deferred tenant costs                           929          656             452            197            86
    Amortization - goodwill                                        171          504             665             23
    Litigation costs                                               424          176           1,902
    Loss on sale or disposition of assets                          497          255              43
    Provision for loss on land held for sale                                    970             996
    Gain on TKPL note to Southeast                                (292)     (11,288)
    Loss/(gain) on early retirement of debt                      1,386         (919)
    Provision for losses on loans to KPI                                                                                   1,982
                                                         -------------             -------------  ----------------------------------
    Funds from Operations                                     $ 33,154      $36,707        $ 23,475       $ 11,075       $10,674
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


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements (the "Consolidated Financial Statements") appearing elsewhere in this report. Historical results and percentage relationships in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position. The Consolidated Financial Statements include the accounts of KE, Southeast and KRES (collectively, the "Company").

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

      The  Company's   independent   auditors  have  audited  the   accompanying
Consolidated Financial Statements. The objective of their audit, conducted in accordance with generally accepted auditing standards, was to express an opinion on the fairness of presentation, in all material respects, of the Company's consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. They evaluated the Company's internal control structure to the extent considered necessary by them to determine the audit procedures required to support their report on the
Consolidated   Financial  Statements  and  not  to  provide  assurance  on  such structure.

      The Company maintains accounting and other control systems which management believes provide reasonable assurance that the Company's assets are safeguarded and that the Company's books and records reflect the authorized transactions of the Company, although there are inherent limitations in any internal control structure, as well as cost versus benefit considerations. The Audit Committee of the Company's Board of Directors, which is composed exclusively of directors who are not officers of the Company, directs matters relating to audit functions, annually appoints the auditors subject to ratification of the Company's Board of Directors, reviews the auditors' independence, reviews the scope and results of the annual audit, and periodically reviews the adequacy of the Company's internal control structure.

RECENT DEVELOPMENTS

      On October 10, 1996, the Company completed a private placement of three million shares of its common stock to an affiliate of Apollo Real Estate Investment Fund II, L.P. for an aggregate sales price of $43.5 million. The Company applied the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8 percent.

      On December 18, 1996, the Company closed on $175.9 million of a $190 million non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern") which is secured by 10 office parks. This loan is divided into
(i) a tranche in the amount of $100.5 million ($86.4 million which has been drawn) with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent.

RESULTS OF OPERATIONS

      Rental Revenues. Rental revenues increased $3,477,000 from the year ended December 31, 1995 to the year ended December 31, 1996. This increase resulted primarily from (i) increases in the percent leased rate and the Company's average rental rate and (ii) increases in revenues from operating cost escalations and other items passed through to tenants. The effect of these increases was partially offset by the sale of three buildings during 1995, which is described below. For 1995, rental revenues increased $1,733,000 from the year ended December 31, 1994. This increase resulted primarily from increases in the percent leased rate and the average rental rate in the Company's buildings, which increases were partially offset by the sale of three buildings (containing 233,980 net rentable square feet) on July 31, 1995. During 1995, the Company earned $2,228,000 in rental revenues from these three buildings through the date of sale. As of December 31, 1996, the Company's buildings were on average 92 percent leased. As of December 31, 1995 and 1994, the buildings owned by the Company were on average 91 and 90 percent leased, respectively.

      Management Fee Revenues. Management fee revenues decreased $942,000 for 1996 as compared to 1995. This decrease was due primarily to the termination of the management agreement with TKPL which resulted from the sale of all of TKPL's operating properties during 1995. The Company earned $1,685,000 in management fee revenue from this contract during 1995. This decrease was partially offset by (i) an increase in fees earned for construction management services and (ii) an increase in fees earned under the management contract with Centoff. Management fee revenues decreased by $1,302,000 for 1995 as compared to 1994. This decrease was primarily due to the termination of the management agreement with TKPL, as previously described. The effect of this decrease was partially offset by an increase in the fees earned under the management contract with Centoff. On May 5, 1994, third party management contracts on two buildings terminated due to a change of ownership of such buildings. Management fee revenue related to the management of such buildings totalled approximately $106,000 during 1994.

      Interest Revenues. Interest revenues decreased $12,489,000 for 1996 as compared to 1995. This decrease was due to the interest revenue earned during 1995 from the TKPL Notes ($13,066,000). For 1995, interest revenues increased $13,378,000 from the year ended December 31, 1994. This increase was due to (i) the interest revenue associated with the TKPL Notes ($13,066,000), (ii) the higher interest rates earned on the Company's temporary cash investments and
(iii) the higher average balance of temporary cash investments.

      Gain on TKPL Note to Southeast. During 1995, Southeast received approximately $17.7 million as a partial repayment of an unsecured note, issued by TKPL to KPI (and subsequently transferred by KPI to Southeast in connection with the Merger) in an original principal amount of approximately $31 million. This TKPL unsecured note had been valued and carried on the books of the Company at $0. A gain of $11,288,000 was recorded on this repayment, which was net of a write-off of unamortized cost in excess of fair value of net assets acquired from KPI of $6,412,000.

      Expenses. Property operating expenses include such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents, and management costs. During 1996, property operating expenses increased by $767,000 or 1.9 percent, compared to 1995, primarily due to increases in maintenance costs. During 1995, property operating expenses increased by $1,119,000 or 2.8 percent, compared to 1994, primarily due to the increase in management cost for the Company's buildings. This increase in management cost was primarily due to the accrued compensation expense ($876,000) related to stock appreciation rights granted in conjunction with stock options. For 1996, property operating expenses as a percentage of total rental revenues were 42.1 percent. For 1995 and 1994, property operating expenses as a percentage of total rental revenues were 42.8 percent and 42.1 percent, respectively.

      Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 1996, depreciation expense increased $2,208,000 or 12.5 percent compared to the prior year, due to improvements made to the properties owned by the Company during 1996 and 1995. For 1995, depreciation expense increased $2,222,000 or 14.4 percent compared to the prior year, due to improvements made to the properties owned by the Company during 1995 and 1994.

      Amortization expense decreased by $183,000 during 1996 compared to 1995, due primarily to the $6,412,000 of unamortized cost in excess of fair value of net assets acquired which was written off and offset against proceeds received by Southeast from the TKPL unsecured note during 1995. For 1995, amortization expense increased $152,000 compared to the prior year, due to amounts incurred for deferred tenant costs.

      Interest expense decreased by $5,007,000 during 1996 compared to 1995, primarily due to the reduction in the average balance of mortgages and loans payable. Interest expense decreased by $2,164,000 during 1995 compared to 1994, primarily due to (i) the reduction in the average balance of mortgages and loans payable and (ii) the forgiveness of accrued interest on certain debt due to early repayment ($1,362,000), which forgiveness was partially offset by yield maintenance payments required due to early repayment of certain mortgages ($882,000). During 1996, 1995, and 1994, the weighted average interest rate on the Company's variable rate loans was 9.3 percent, 8.4 percent, and 7.9 percent, respectively. The Company's average outstanding amount under such loans during 1996, 1995, and 1994 was $18,280,000, $47,945,000 and $58,718,000, respectively.

      General and administrative expenses were 1.1 percent, 1.2 percent, and 1.0 percent of average invested assets for 1996, 1995 and 1994, respectively. For 1996, general and administrative expenses decreased $936,000 compared to 1995, primarily due to (i) decreases in the accrual for compensation expense related to stock appreciation rights granted in conjunction with stock options, (ii) decreases in professional and legal fees incurred, (iii) decreases in certain insurance costs, and (iv) decreases in the accrual for the Company's contribution to the 401(k) Plan. For 1995, general and administrative expenses increased $1,193,000 compared to the prior year, primarily due to (i) increases in the accrual for compensation expense related to stock appreciation rights granted in conjunction with stock options ($423,000), (ii) the accrual for expense related to the Supplemental Executive Retirement Plan adopted during 1995 ($184,000), and (iii) increases in compensation costs.

      For 1996, direct costs of management contracts decreased $953,000, compared to 1995, due to the termination of the management agreement with TKPL which resulted from the sale of all of TKPL's operating properties during 1995. The Company incurred $1,601,000 in costs pursuant to this contract during 1995. This decrease was partially offset by (i) an increase in costs associated with providing construction management services and (ii) an increase in costs for providing services under the management agreement with Centoff. Direct costs of management contracts decreased by $812,000 for 1995, compared to 1994, due to the termination of the management agreement with TKPL, as previously described. The effect of this decrease was partially offset by the increase in costs for providing services under the management agreement with Centoff.

      For 1996, undeveloped land costs remained basically unchanged from those incurred during 1995. Real estate taxes and other costs related to the Company's unimproved land decreased $155,000 during 1995, compared to 1994, due to (i) the sale of a parcel of unimproved land (approximately 23 acres) during October 1994 ($77,000) and (ii) the sale of two parcels of unimproved land (approximately 44 acres) on July 31, 1995 ($22,000).

      During 1994, the Company settled a pending class action proceeding (the "Securities Action"). The Company recorded a provision of $1,685,000 relating to the settlement of the Securities Action and incurred additional costs related to such settlement which totalled $217,000.

      During 1995, the Company recorded a provision for loss on land held for sale which totalled $970,000. This provision for loss was based upon a contract for the sale of a land parcel (approximately 8.1 acres) which is located in Miami, Florida adjacent to an office center sold to Koala. Contingent upon the assurances which can be received from the local government concerning the square footage of office buildings which can be constructed on this land parcel, the contract price ranges between $2,000,000 and $2,970,000. In 1994, the Company recorded a provision for loss on land held for sale which totalled $996,000. This provision for loss was based upon contracts for the sale of two land parcels (approximately 53 acres). The sale of one of these land parcels (approximately 23 acres) was consummated during 1994, while the contract for the sale of the other land parcel expired.

      Management periodically reviews its investment in properties for evidence of other than temporary impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 1996, 1995 or 1994.

      Operating Results. Net income totalled $10,501,000, $28,990,000 and $4,215,000 for 1996, 1995 and 1994, respectively. For 1996, net income decreased $18,489,000 over the prior year due primarily to (i) the interest revenue earned during 1995 on the TKPL mortgage notes which were retired by TKPL during 1995 and (ii) the gain associated with the partial repayment of a TKPL note to Southeast during 1995. For 1995, net income increased $24,775,000 over the prior year due to (i) the interest revenue associated with KE's investment in the TKPL Notes, (ii) the gain associated with the partial repayment of a note owing from TKPL to Southeast, (iii) the reduction in mortgage and loan interest, (iv) the increase in rental revenues, and (v) the gain on early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities. During the year ended December 31, 1996, the Company generated approximately $35.9 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of others. As a REIT, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including provision for losses and depreciation, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1997.

      The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions. As of December 31, 1996, approximately 94 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

      As of December 31, 1996, leases representing approximately 26.1 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 1997. This represents 1,156 leases for space in buildings located in all of the 17 Koger Centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 63 percent, 67 percent and 61 percent of the Company's net rentable square feet which were scheduled to expire during 1996, 1995 and 1994, respectively. For those leases which renewed during 1996, the average rental rate increased from $14.13 to $15.00. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant amount of leases which will expire during 1996 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

      During 1994, 1995, and 1996, the Company has benefited from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

      Governmental tenants (including the State of Florida and the United States of America) which accounted for 23.9 percent of the Company's leased space as of December 31, 1996, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

      At the end of 1996, the Company had management contracts for the management of 22 commercial office properties. On March 31, 1996, a management agreement to manage 21 commercial office buildings owned by Centoff was automatically extended to March 31, 1997. This management agreement provides that, so long as no default has occurred, the management agreement will be automatically extended from year to year until such time as the management agreement is terminated. The Company earned fees of $2,259,000 from this management agreement during 1996. Another agreement to manage one commercial office building has been extended on a month to month basis. During 1996, the Company earned management fees of $92,000 for the management of this building. With the sale of TKPL's 92 buildings to Koala during 1995, Southeast's management agreement with TKPL ended.

      Investing Activities. At December 31, 1996, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During 1996, the Company's expenditures for improvements to existing properties decreased by $1.8 million over the prior year, primarily due to reductions in expenditures for tenant improvements and energy management improvements. During 1996, the Company did not purchase any buildings.

      The Company has started the construction of two buildings, on approximately 11.3 acres of undeveloped land, which will contain approximately 106,000 net rentable square feet. Expenditures for construction of these two buildings are expected to total approximately $7.6 million, excluding land and tenant improvement costs.

      During 1995, KE acquired $32.3 million in aggregate principal amount of TKPL Notes for an aggregate purchase price of approximately $18.2 million. During the quarter ended September 30, 1995, TKPL retired the TKPL Notes. KE recorded approximately $13.1 million of interest revenue on the TKPL Notes during 1995.

      During 1996 and 1995, Southeast received $292,000 and $17.7 million, respectively, as partial repayment of an unsecured note issued by TKPL to KPI (and subsequently transferred by KPI to Southeast in connection with the Merger) in an original principal amount of approximately $31 million.

      During 1996, the Company sold a 30 acre land parcel located in Birmingham, Alabama for $1,263,000, net of selling costs. During 1995, the Company sold to Koala three office buildings (containing 233,980 net rentable square feet), two undeveloped land parcels (totalling approximately 44 acres), and certain other assets for approximately $25,267,000, net of selling costs.

      Based on its improved financial structure and results, the Company is in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. The Company has committed to a plan to enhance shareholder value by refinancing indebtedness and increasing growth. The Company has completed the refinancing of its indebtedness to eliminate certain restrictive covenants which had limited the Company's ability to grow through development and acquisitions. In addition, the Company has signed a commitment for a new bank revolving credit facility which will be available to finance growth opportunities. The plan also contemplates the possible use by the Company of its existing inventory of 139 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or land for development in other markets in the Southeast and Southwest that the Company considers favorable.

      Financing Activities. Historically, the Company's primary external sources of cash have been in the form of bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings were used by the Company to acquire buildings or to refinance debt. The Company has no open lines of credit, but had cash and temporary cash investments which totalled $35,715,000 at December 31, 1996.

      On October 10, 1996, the Company completed a private placement of three million shares of its common stock to an affiliate of Apollo Real Estate Investment Fund II, L.P. for an aggregate sales price of $43.5 million. The Company applied the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8 percent.

      On December 18, 1996, the Company closed on $175.9 million of a $190 million non-recourse loan with Northwestern which is secured by 10 office parks. This loan is divided into (i) a tranche in the amount of $100.5 million ($86.4 million which has been drawn) with a 10 year maturity and an interest rate of
8.25 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. The Company plans to draw the remaining loan proceeds when the existing indebtedness on two buildings matures. Amortization with respect to this indebtedness is based on equal monthly installments over a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios.

      With the proceeds of the private placement of common stock and the Northwestern loan, the Company repaid all of the restructured debt acquired pursuant to the Merger and repaid all of its bank debt. The repayment of this indebtedness eliminated the restrictive covenants which have limited the Company's ability to grow. At December 31, 1996, the Company had 82 buildings (containing approximately three million net rentable square feet) which were unencumbered.

      Based upon interest rates in effect on December 31, 1996 and assuming only scheduled principal payments for 1997, management expects total interest expense for 1997 to decrease to approximately $16.3 million. The high degree of leverage of the Company, when compared to other REITs, may result in the impairment of its ability to obtain additional financing, to make acquisitions, and to take advantage of significant business opportunities that may arise, including activities which require significant funding. This high degree of leverage may also increase the vulnerability of the Company to adverse general economic and industry conditions and to increased competitive pressures, especially rental pressures from less highly leveraged competitors.

      Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $11.3 million over the next twelve months. The Company plans to draw $8.3 million of the remaining Northwestern loan proceeds when existing indebtedness on a building matures in 1997 and believes that the remainder of these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2006.

      In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the long term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Unfavorable conditions in the financial markets, the degree of leverage of the Company and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100,000,000 of its common stock and/or preferred stock. The Company has not yet issued any equity under such registration statement. During 1995, the Company wrote off $745,000 of certain costs incurred for potential public and private offerings of equity securities which management determined had no future value.

      In addition, in the event the Company is unable to generate sufficient funds both to meet principal payments in respect of its indebtedness and to satisfy distribution requirements of 95 percent of annual REIT taxable income to its shareholders, the Company may be unable to qualify as a REIT. In such an event, the Company (i) will incur federal income taxes and perhaps penalties,
(ii) if the Company is then paying dividends, may be required to decrease any dividend payments to its shareholders, and (iii) the market price of the Company's common stock may decrease. The Company would also be prohibited from requalifying as a REIT for five years.

IMPACT OF INFLATION

      The  Company  may  experience  increases  in its  expenses  as a result of inflation; however, the amount of such increases cannot be accurately determined. The Company's exposure to inflationary cost increases in property level expenses is reduced by escalation clauses which are included in most leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, property taxes) above expected levels, at a time when it may not be possible to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates. As of December 31, 1996, 94 percent of the Company's annualized rentals were subject to leases having annual escalation clauses as described under "Properties" above. As of December 31, 1995 and 1994, 93 percent and 94 percent, respectively, of the Company's annualized rentals were subject to leases having annual escalation clauses.

      Historically, inflation has often caused increases in the value of income-producing real estate through higher rentals. The Company, however, can provide no assurance that inflation will increase the value of its properties in the future, and, in fact, the rate of inflation over recent years has been considerably below that which has been experienced previously.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward- looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the "safe harbor" provisions of the Act.

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

Real Estate Financing Risks

      Existing Debt. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $203 million, all of which is secured by certain of the Company's properties. Approximately $131 million of such debt will mature before 2007, with the remaining balance maturing in 2008. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

      Risk of Rising Interest Rates and Variable Rate Debt. The Company currently has no variable rate debt. The Company may incur variable rate debt in the future. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders.

Existing Leverage; No Limitation on Debt

      As of December 31, 1996, the debt to total market capitalization ratio of the Company was approximately 33.5 percent. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company. Accordingly, the Board of Directors could establish a policy and decide to borrow on a case-by-case or other basis, which would increase the Company's debt to total market capitalization ratio. If this action were taken, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and (b) could increase the risk of default on the Company's debt.

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

Renewal of Leases and Reletting of Space

      The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 26.5 percent and 21.8 percent of the total net rentable square feet leased in the Company's buildings will expire in 1997 and 1998, respectively. The Company has established annual reserves for renovation and reletting expenses, which take into consideration its view of both the current and expected business conditions in the southeastern and southwestern United States, but no assurance can be given that these reserves will be sufficient to cover such expenses. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, then the Company's cash flow and its ability to make expected distributions to its shareholders may be adversely affected.

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

      Competition. Numerous office buildings compete with the Company's buildings in attracting tenants to lease space. Some of these competing buildings are newer, better located or better capitalized than some of the Company's buildings. Moreover, the Company believes that major national or regional commercial property developers will continue to seek development opportunities in the southeastern and southwestern United States. These developers may have greater financial resources than the Company. The number of competitive commercial properties in a particular area could have a material adverse effect on the Company's ability to lease space in its buildings or at newly developed or acquired properties and the rents charged.

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

      Impact of Inflation. The Company may experience increases in its expenses, including debt service, as a result of inflation. The Company's exposure to inflationary cost increases in property level expenses is reduced by escalation clauses which are included in most of its leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, property taxes) above expected levels at a time when it may not be possible for the Company to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates.

      Although, inflation has historically often caused increases in the value of income-producing real estate through higher rentals, the Company can provide no assurance that inflation will increase the value of its properties in the future and, in fact, the rate of inflation over recent years has been considerably below that which has been experienced previously.

Risk of Development, Construction and Acquisition Activities

      Within the constraints of its policy concerning leverage, the Company has and will continue to develop and construct office buildings, particularly on its undeveloped land. Risks associated with the Company's development and construction activities, including activities relating to its undeveloped land, may include: abandonment of development opportunities; construction costs of a property exceeding original estimates and possibly making the property uneconomical; insufficient occupancy rates and rents at a newly completed property to make the property profitable; unavailability of financing on favorable terms for development of a property; and the failure to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

      The Company will in the future also acquire office buildings. Acquisitions of office buildings entail risks that investments will fail to perform in accordance with expectations. Estimates of the cost of improvements to bring an acquired building up to standards established for the market position intended for such building may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment.

      The Company anticipates that any future developments and acquisitions would be financed through a combination of internally generated cash, equity investments and secured or unsecured financing. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

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

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE NO.

Independent Auditors' Report................................              28

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1996
        and 1995............................................              29

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 1996...................................              30

     Consolidated Statements of Changes in
        Shareholders' Equity for Each of the Three
        Years in the Period Ended December 31, 1996.........              31

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 1996...................................              32

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 1996...................................              33

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 1996.........              45

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 1996................              46

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Jacksonville, Florida
February 28, 1997




                       KOGER EQUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                        (In Thousands Except Share Data)

                                                                                   1996                1995
                                                                                  ------              -----
ASSETS
Real Estate Investments:
   Operating properties:
     Land                                                                           $  98,567           $  98,727
     Buildings                                                                        482,836             471,145
     Furniture and equipment                                                            1,569               1,441
     Accumulated depreciation                                                         (82,478)            (62,845)
                                                                                   ----------           ---------
         Operating properties - net                                                   500,494             508,468
   Properties under construction:
     Land                                                                               2,083
     Buildings                                                                            930
   Undeveloped land held for investment                                                20,558              21,150
   Undeveloped land held for sale                                                       6,550               9,131
Cash and temporary investments                                                         35,715              25,415
Accounts receivable, net of allowance for uncollectible
     accounts of $231 and $391                                                          5,600               4,724
Investment in Koger Realty Services, Inc.                                                 259                 407
Cost in excess of fair value of net assets acquired
   net of accumulated amortization of $515 and $345                                     2,040               2,211
Other assets                                                                           10,437               7,250
                                                                                   ----------         -----------
      TOTAL ASSETS                                                                   $584,666            $578,756
                                                                                     ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                       $203,044            $254,909
   Accounts payable                                                                     4,662               2,631
   Accrued real estate taxes payable                                                    2,144               2,222
   Accrued liabilities - other                                                          5,467               4,723
   Dividends payable                                                                    1,045
   Advance rents and security deposits                                                  4,169               3,574
                                                                                 ------------         -----------
      Total Liabilities                                                               220,531             268,059
                                                                                 ------------         -----------

Commitments and Contingencies (Notes 2, 11  and 12)                                      -                   -

Shareholders' Equity:
   Preferred stock, $.01 par value; 50,000,000  shares
      authorized; issued: none
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued: 23,560,427 and 20,476,705 shares;
      outstanding: 20,892,574 and 17,753,677 shares                                       236                 205
   Capital in excess of par value                                                     362,127             318,609
   Warrants; outstanding 1,110,887 and 1,114,217                                        2,243               2,250
   Retained earnings                                                                   22,666              13,210
   Treasury stock, at cost; 2,667,853 and 2,723,028 shares                            (23,137)            (23,577)
                                                                                   ----------          ----------
     Total Shareholders' Equity                                                       364,135             310,697
                                                                                    ---------           ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $584,666            $578,756
                                                                                     ========            ========

See Notes to Consolidated Financial Statements.





                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1996
                      (In Thousands Except Per Share Data)


                                                                            1996              1995             1994
                                                                            ----              ----             ----
Revenues
  Rental                                                                   $ 98,342          $ 94,865         $ 93,132
  Other rental services                                                         463               578            1,256
  Management fees ($0, $1,685 and  $3,288 from TKPL)                          2,682             3,624            4,926
  Interest ($13,066 from TKPL in 1995)                                        1,951            14,440            1,062
  Income from Koger Realty Services, Inc.                                       342                36
  Gain on TKPL note to Southeast                                                292            11,288
  Gain on early retirement of debt                                                                919
                                                                           --------          --------         --------
     Total revenues                                                         104,072           125,750          100,376
                                                                           --------          --------         --------

Expenses
  Property operations                                                        41,597            40,830           39,711
  Depreciation and amortization                                              21,127            19,102           16,728
  Mortgage and loan interest                                                 18,701            23,708           25,872
  General and administrative                                                  6,623             7,559            6,366
  Direct cost of management fees                                              1,884             2,837            3,649
  Undeveloped land costs                                                        517               512              667
  Litigation costs                                                              424               176            1,902
  Loss on sale or disposition  of assets                                        497               255               43
  Provision for loss on land held for sale                                                        970              996
  Other                                                                                           745
                                                                           --------          --------         --------
      Total expenses                                                         91,370            96,694           95,934
                                                                           --------          --------         --------

Income Before Income Taxes                                                   12,702            29,056            4,442
Income taxes                                                                    815                66              227
                                                                           --------          --------         --------
Income Before Extraordinary Item                                             11,887            28,990            4,215
Extraordinary loss on early retirement of debt                                1,386
                                                                           --------          --------         --------
Net Income                                                                 $ 10,501         $  28,990       $    4,215
                                                                           ========         =========       ==========

Earnings Per Common Share and Common
  Equivalent Share:
   Primary      -
      Income before extraordinary item                                 $      0.61        $      1.61      $      0.24
      Extraordinary loss                                                     (0.07)
                                                                           --------          --------         --------
      Net Income                                                       $      0.54        $      1.61      $      0.24
                                                                       ===========        ===========      ===========
   Fully Diluted -
      Income before extraordinary item                                 $      0.61         $     1.60      $      0.24
      Extraordinary loss                                                      (0.07)
                                                                       ------------
      Net Income                                                       $      0.54         $     1.60      $      0.24
                                                                       ===========         ==========      ===========

See Notes to Consolidated Financial Statements.



                                                KOGER EQUITY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             FOR EACH OF THE THREE YEARS IN THE PERIOD
                                                      ENDED DECEMBER 31, 1996
                                                           (In Thousands)


                                                                                 Retained Earnings
                                                      Capital                      (Accumulated                        Total
                                         Common Stock   in Excess                   Dividends                           Share-
                               Shares       Par       of Par                      in Excess of        Treasury          holders'
                              Issued        Value      Value          Warrants      Net  Income)       Stock            Equity
                            ----------      -----   ------------      -------- --------------------------------    -----------
BALANCE
  DECEMBER 31, 1993             20,472       $205       $318,574       $1,368            $(19,872)    $(24,825)         $275,450

Treasury stock reissued                                       (3)                                           38               35
Warrants issued                                                           885                                                885
Warrants exercised                   1                        12           (2)                                                10
Options exercised                    1                         6                                                               6
Net income                                                                                  4,215                          4,215
                                ------       ----       --------       ------            --------     --------          --------
BALANCE,
  DECEMBER 31, 1994             20,474        205        318,589        2,251             (15,657)     (24,787)          280,601

Treasury stock reissued                                                                      (123)       1,217             1,094
Warrants exercised                   1                         7           (1)                                                 6
Options exercised                    1                         7                                            (7)
Stock appreciation
  rights exercised                   1                         6                                                               6
Net income                                                                                 28,990                         28,990
                                ------       ----       --------       ------            --------     --------          --------
BALANCE,
  DECEMBER 31, 1995             20,477        205        318,609        2,250              13,210      (23,577)          310,697

Treasury stock reissued                                      182                                           487               669
Warrants exercised                   3                        33           (7)                                                26
Options exercised                   57          1            519                                           (47)              473
Stock appreciation
  rights exercised                  23                       270                                                             270
Common stock issued              3,000         30         42,514                                                          42,544
Dividends declared                                                                         (1,045)                        (1,045)
Net income                                                                                 10,501                         10,501
                                ------       ----       --------       ------            --------     --------          --------
BALANCE,
  DECEMBER 31, 1996             23,560       $236       $362,127       $2,243             $22,666     $(23,137)         $364,135
                               =======       ====       ========       ======            ========     ========         =========


See Notes to Consolidated Financial Statements.











                                            KOGER EQUITY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR EACH OF THE THREE YEARS IN THE PERIOD
                                                  ENDED DECEMBER 31, 1996
                                                      (In Thousands)

                                                                          1996           1995             1994
                                                                          ----           ----             ----
Operating Activities
    Net income                                                        $ 10,501         $ 28,990         $   4,215
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                     21,127           19,102            16,728
      Gain on TKPL note to Southeast                                      (292)         (11,288)
      Warrants issued - litigation settlement                                                                 885
      Provision for loss on land held for sale                                              970               996
      Loss on sale or disposition of assets                                497              255                43
      Loss/(gain) on early debt repayment                                1,386             (919)
      Income from Koger Realty Services, Inc.                             (342)             (36)
      Provision for uncollectible rents                                     50              172               212
      Accrued interest added to principal                                  112              496             1,336
      Amortization of mortgage discounts                                   196              175               219
      Changes in assets and liabilities:
         Increase in accounts payable, accrued
           liabilities and other liabilities                             3,542            4,500                35
         Increase in receivables and other assets                         (829)            (349)           (3,176)
         Decrease (increase) in receivable from TKPL                                      1,851            (1,217)
                                                                 -------------        ---------          ----------
      Net cash provided by operating activities                         35,948           43,919            20,276
                                                                      --------         --------         ---------
Investing Activities
   Proceeds from sale of assets                                          1,241           25,267             3,499
   Proceeds from TKPL note to Southeast                                    887           17,105
   Proceeds from TKPL mortgage notes                                                     18,195
   Purchase of TKPL mortgage notes                                                      (18,195)
   Tenant improvements to existing properties                           (7,873)          (8,644)           (7,334)
   Building improvements to existing properties                         (2,795)          (3,064)           (3,749)
   Energy management improvements                                       (1,900)          (2,663)
   Building construction expenditures                                     (930)
   Deferred tenant costs                                                (1,862)          (1,085)           (1,112)
   Additions to furniture and equipment                                   (128)            (330)             (383)
   Purchase of Koger Realty Services, Inc. preferred stock                                 (300)
   Dividends received from Koger Realty Services, Inc.                     490
   Merger costs                                                                                              (344)
   Cash acquired in purchase of assets                                                      307             2,316
                                                                --------------     ------------       -----------
      Net cash provided by (used in) investing activities              (12,870)          26,593            (7,107)
                                                                     ---------       ----------       -----------
Financing Activities
   Principal payments on mortgages and loans                          (228,090)         (68,608)           (8,267)
   Proceeds from mortgages                                             175,900
   Proceeds from sale of common stock                                   42,748              206                35
   Proceeds from exercise of warrants and stock options                    376                6                16
   Financing costs                                                      (3,712)             (16)             (204)
                                                                   -----------    -------------       -----------
      Net cash used in financing activities                            (12,778)         (68,412)           (8,420)
                                                                    ----------       ----------        ----------
Net increase in cash and cash equivalents                               10,300            2,100             4,749
Cash and cash equivalents - beginning of year                           25,415           23,315            18,566
                                                                    ----------        ---------         ---------
Cash and cash equivalents - end of year                              $  35,715         $ 25,415          $ 23,315
                                                                     =========         ========          ========

See Notes to Consolidated Financial Statements.


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1996

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Organization. Koger Equity, Inc. ("KE") was incorporated in Florida on June 21, 1988. KE has two wholly-owned subsidiaries which are Southeast Properties Holding Corporation ("Southeast"), a Florida corporation, and Koger Real Estate Services, Inc. ("KRES"), a Florida corporation.

      Principles of Consolidation. The consolidated financial statements include the accounts of KE and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts have been eliminated in consolidation.

      Investment in Koger Realty Services, Inc. Koger Realty Services, Inc., a Delaware corporation ("KRSI"), provides leasing and property management services to owners of commercial office buildings. During 1995, the Company purchased all of the preferred stock of KRSI, which preferred stock represents at least 95 percent of the economic value of KRSI. Initially, such preferred stock was non-voting but was convertible into voting common stock. Accordingly, KE consolidated KRSI in the 1995 financial statements. During 1996, the Company requested KRSI to change the convertibility feature of the preferred stock owned by the Company. Effective in 1996, the preferred stock is non-voting and is not convertible into the common stock of KRSI while held by the Company. The Company has accounted for its investment in the preferred stock of KRSI using the equity method.

      Real Estate Investments. Operating properties, furniture and equipment, and undeveloped land held for investment are stated at cost less accumulated depreciation. Undeveloped land held for sale is carried at the lower of cost or fair value less selling costs.

      Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value that is deemed to be other than temporary, the properties and related goodwill will be reduced to their fair value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties which may have suffered an impairment in value. Management prepares estimates of future cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 1996, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

      Depreciation and Amortization. The Company uses the straight-line method for depreciation and amortization. Acquisition costs, building improvements and tenant improvements are depreciated over the periods benefited by the expenditures which range from 3 to 40 years. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases. Deferred financing costs are amortized over the terms of the related agreements. Cost in excess of fair value of net assets acquired is being amortized over 15 years.

      Revenue Recognition. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rent revenues under leases which provide for material varying rents over their terms. For 1996, 1995 and 1994, the recognition of rental revenues on this basis for applicable leases increased rental revenues by $114,000, $80,000 and $512,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. Interest revenue is recognized on the accrual basis for interest-earning investments.

      Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). Accordingly, the Company distributes at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income in 1996, 1995 or 1994, no distributions to shareholders were made. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

      Earnings Per Common Share. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

          Year                 Primary                 Fully Diluted
          ----                 -------                 -------------
          1996               19,500,171                 19,575,513
          1995               18,011,076                 18,091,029
          1994               17,718,757                 17,718,757

      Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (temporary investments, accounts receivable, accounts payable, and mortgages and loans payable) is a reasonable estimate of fair value of these instruments.

      Statements of Cash Flows. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows.

      During 1994, cost in excess of fair value of net assets acquired was adjusted as follows: (1) assets acquired increased $2,250,000; (2) liabilities assumed increased $243,000; and (3) additional direct merger costs were incurred which totalled $344,000. During 1995, cost in excess of fair value of net assets acquired was adjusted as follows: (1) assets acquired increased $169,000; and
(2) liabilities assumed increased $1,000. In addition, $6,412,000 of the unamortized cost in excess of fair value of net assets acquired was written off and offset against proceeds received by Southeast from the TKPL unsecured note. This write-off was based on management's analysis of the remaining value of the intangible assets based on the liquidation of TKPL and the partial repayment of the TKPL unsecured note.

      During 1995, the Company contributed 122,441 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 30, 1994. In addition, TKPL assigned $595,000 of its net assets to Southeast as payment on the unsecured note to Southeast during 1995. During 1996, the Company contributed 43,804 shares of common stock to the

Company's 401(k) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1995.

      For 1996, 1995, and 1994, total interest payments (net of amounts capitalized) were $18,599,000, $23,823,000 and $23,525,000, respectively, for the Company. For 1996, 1995 and 1994, payments for income taxes totalled $816,000, $133,000 and $227,000, respectively.

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

      New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is effective for the Company for the year ending December 31, 1996. The adoption of SFAS 121 did not have a material effect on the financial statements of the Company.

      In October 1995, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share.

      Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform with 1996 presentation.

2.    TRANSACTIONS WITH RELATED PARTIES.

      Three directors were elected to the Company's Board under the terms of an agreement dated October 10, 1996 between the Company and an affiliate of Apollo Real Estate Investment Fund II, L.P. ("Apollo") pursuant to which Apollo purchased three million shares of common stock from the Company for $43.5 million ($14.50 per share). Such agreement grants to Apollo registration rights and a conditional exemption from certain of the Company's takeover defenses and provides that for a period of three years (subject to earlier termination under certain circumstances): (i) Apollo may purchase up to 25 percent of the Company's outstanding stock; (ii) Apollo will be entitled to Board representation of up to three directors on a board of not more than 12 (depending upon Apollo's level of ownership of the common stock); and (iii) Apollo will not acquire more than 25 percent of the Company's outstanding stock and will vote its shares as to certain matters either in accordance with the recommendation of the Board or proportionately with other shareholders, unless the Company breaches its agreements or, without Apollo's consent, the Company takes certain significant actions such as certain amendments of the Company's organizational documents, liquidation, termination of REIT status, sale of the Company, acquisitions or disposition over a certain size, issuance of more than
9.8 percent of the outstanding common stock to a person or group or failure by the Company to employ its takeover defenses against another person who holds (or tender for) 15 percent or more of the common stock.

      The  proceeds  of the Apollo  stock  sale were used to retire  debt with a weighted average interest rate of 8.04%. Pro forma earnings per share information assuming the debt was retired at the beginning of 1996 is as follows:

          Pro forma net income                    $13,291,000
          Pro forma  earnings  per share:
                       Primary                    $      0.61
                       Fully diluted              $      0.61

      In connection with the above transaction, Rothschild Realty, Inc., which employs Mr. Aloian as a Managing Director, received $350,000 for providing a fairness opinion to the Company's Board of Directors. Also, Mr. Hiley received from the Company a fee of $204,000 for his role in negotiating the transaction. Both Mr. Aloian and Mr. Hiley are directors of the Company.

      Pursuant to a Consulting Agreement with the Company, which is subject to periodic evaluation by the Board of Directors, Mr. Hiley provides advice with respect to the financial aspects of the Company's strategic plan and was paid a fee of $146,000 for 1996.

      Mr. Davis retired as an employee of the Company on December 31, 1996, but continues to serve the Company as a consultant. Pursuant to the Consulting Agreement between Mr. Davis and the Company, he will receive a consulting fee of $50,000 per year through December 31, 1999.

3.    INVESTMENTS IN THE KOGER PARTNERSHIP, LTD.

      General. Southeast, a wholly-owned subsidiary of the Company, was the managing general partner of TKPL through December 26, 1995. Southeast's interests in TKPL included (1) 90,360 TKPL General and Limited Partnership Units (the "Units") and (2) a restructured unsecured note from TKPL with a principal amount of approximately $31 million. In light of the terms of TKPL's restructured debt, the Company had determined that these investments had no value. During 1995, TKPL sold all of its operating properties. The net proceeds from the sale were sufficient to repay in full all secured debt and accrued interest of TKPL with the remaining excess sales proceeds and available cash of TKPL used to pay Southeast for amounts owed on subordinate debt and accrued interest. During 1995, TKPL repaid $17.7 million of the subordinate debt to Southeast. On December 4, 1995, the Bankruptcy Court in the TKPL Chapter 11 Case entered an order authorizing and directing Southeast to take all necessary and advisable action to wind up TKPL's affairs and to terminate its existence as a partnership. On December 26, 1995, TKPL was dissolved. The Company recorded a gain on the recovery of the TKPL note to Southeast of $11,288,000, which was calculated as follows:

     Proceeds from TKPL unsecured note to Southeast              $17,700,000
     Partial Write-off of Cost in Excess of Fair Value of
       Net Assets Acquired                                        (6,412,000)
                                                                  ----------
          Gain on TKPL Note to Southeast                         $11,288,000
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

      Purchase of TKPL Mortgage Notes. During 1995, KE acquired $27.8 million principal amount of TKPL New Secured Notes and $4.5 million principal amount of TKPL Converted Loan Notes for approximately $18.2 million in the aggregate. During 1995, the TKPL New Secured Notes and the TKPL Converted Loan Notes were retired by TKPL. The Company recorded $13,066,000 of interest revenue related to these notes during 1995 which represented repayment proceeds on the notes in excess of the Company's cost basis. These excess proceeds were recorded as an interest yield adjustment on the notes.

4.    MORTGAGES AND LOANS PAYABLE.

      On December 18, 1996, the Company closed on $175.9 million of a $190 million non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern") which is secured by 10 office parks. This loan is divided into
(i) a tranche in the amount of $100.5 million ($86.4 million which has been drawn) with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. The Company plans to draw the remaining loan proceeds when the existing indebtedness on two buildings matures. Monthly payments on this loan include principal amortization based on a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $253.8 million at December 31, 1996.

      At December 31, 1996, the Company had other mortgages payable with an outstanding balance of $27,142,000 which is net of a $369,000 discount. Such mortgages are generally amortizing, bear interest at rates ranging from 8.5 percent to 10.125 percent, and are collateralized by office buildings with a carrying value of approximately $50.2 million at December 31, 1996.

      With the proceeds of a private placement of three million shares of the Company's common stock and the Northwestern loan, the Company repaid all of its debt which had been restructured during 1993.

      The Company has signed a commitment for a $50 million revolving credit facility, subject to sufficient collateral being provided to fund this facility. Based on the Company's election, the interest rate on this revolving credit facility will be either (i) the lender's LIBOR rate plus 200 basis points or
(ii) the lender's prime rate. Interest payments will be due monthly on this credit facility which has a term of two years. At the election of the lender, the term of this credit facility may be extended for additional periods of one year each.

      The annual maturities of loans and mortgages payable, which are gross of $369,000 of unamortized discounts, as of December 31, 1996, are summarized as follows:

               Year Ending                                Amount
               December 31,                            (In thousands)
               ------------                            ---------------
                    1997                                 $  11,333
                    1998                                     3,909
                    1999                                     3,502
                    2000                                    17,971
                    2001                                     3,184
                    Subsequent Years                       163,514
                                                         ---------
                        Total                             $203,413
                                                          ========

5.    LEASES.

      The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 1996, approximately 94 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

      The Company's leases are operating leases and expire at various dates through 2014. Minimum future rental revenues from leases in effect at December 31, 1996, determined without regard to renewal options, are summarized as follows:

                    Year Ending                                  Amount
                    December 31,                           (In  thousands)
                    ------------                           ---------------
                         1997                                 $  88,825
                         1998                                    66,783
                         1999                                    46,759
                         2000                                    34,423
                         2001                                    21,693
                         Subsequent Years                        61,470
                                                             ----------
                             Total                             $319,953
                                                               ========

      The above minimum future rental revenue does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $2,886,000, $1,792,000 and $2,172,000 for the years 1996, 1995, and 1994, respectively.

      At December 31, 1996, annualized rental revenues totalled approximately $13,500,000 for the State of Florida, when all of its departments and agencies which lease space in the Company's buildings were combined. Also, at that date, annualized rental revenues totalled approximately $10,498,000 for the United States of America, when all of its departments and agencies which lease space in the Company's buildings were combined.

6.    STOCK OPTIONS AND RIGHTS.

      1988 Stock Option Plan. The Company's Amended and Restated 1988 Stock Option Plan (the "1988 Plan") provides for the granting of options to purchase up to 500,000 shares of its common stock to key employees of the Company and its subsidiaries. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire seven years from the date of grant and are generally exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant.

      1993 Stock Option Plan. The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase up to 1,000,000 shares of its common stock to key employees of the Company and its affiliates. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are generally exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant.

      1996 Stock Option Plan. The Company's 1996 Stock Option Plan (the "1996 Plan") provides for the granting of options to purchase up to 650,000 shares of its common stock to key employees of the Company. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis being fully exercisable five years after the date of grant.

      Information Concerning Options Granted. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1996 and 1995 consistent with the method prescribed by SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                       1996           1995
                                                  -----------    -----------
     Net Income - As reported                     $10,501,000    $28,990,000
                  - Pro forma                     $10,139,000    $28,960,000

     Primary Earnings per share - As reported     $      0.54    $      1.61
                                  - Pro forma     $      0.52    $      1.61

      Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                                       1996           1995
                                                  -----------    -----------
                1988 Plan
                     Dividend Yield                   5.00%          5.00%
                     Expected Volatility             28.09%         43.70%
                     Risk-free Interest Rates         6.52%          7.35%
                     Expected Lives (Months)            61             69

                                                        1996           1995
                                                  -----------    -----------
                1993 Plan and 1996 Plan
                     Dividend Yield                    5.00%            5.00%
                     Expected Volatility              24.17%           43.60%
                     Risk-free Interest Rates          6.29%            7.37%
                     Expected Lives (Months)             86               69

      A summary of the status of fixed stock option grants as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                                  1996                        1995                           1994
                                                  ----                        ----                           ----
                                                       Weighted                     Weighted                       Weighted
                                                       Average                      Average                        Average
                                                       Exercise                     Exercise                       Exercise
                                         Options         Price        Options        Price          Options         Price
                                         -------         -----        -------        -----          -------         -----
Outstanding - beginning of year         1,251,862        $ 7.04      1,557,412        $  9.54        758,576         $14.39
   Granted                                923,981         14.39        311,800           7.53        973,282           7.63
   Exercised                             (146,268)         7.33         (5,470)          6.96         (1,200)          5.13
   Expired                                      0             -       (299,180)         20.00              0              -
   Forfeited                             (100,616)         7.69       (312,700)          7.60       (173,246)         20.00
                                       ----------                   ----------                    ----------
Outstanding - end of year               1,928,959        $10.51      1,251,862        $  7.04      1,557,412         $ 9.54
                                        =========        ======      =========        =======      =========        =======


      The weighted average fair values of options granted during 1996 and 1995 were $3.79 and $3.44 per option, respectively.


      The following table summaries information about fixed stock options outstanding at December 31, 1996:

                  Exercise                Options                    Options               Weighted Average
                  Price                  Outstanding                Exercisable             Remaining Life
                  -----                  -----------                -----------             --------------
                                                                                             (Months)
                   $  5.125                  266,786                    209,536                    25
                      7.500                  182,500                     19,972                    96
                      7.625                  572,879                    227,426                    78
                      8.125                    6,000                      1,200                   100
                     11.500                  189,294                    135,744                   103
                     15.375                  711,500                          0                   119
                                          ----------                   --------
                                           1,928,959                    593,878                    90
                                           =========                    =======                 =====


      Remaining   non-exercisable   options  as  of  December  31,  1996  become
exercisable as follows:

                                           Number
                    Year                 of Options
                    ----                 ----------
                    1997                    387,243
                    1998                    329,993
                    1999                    329,993
                    2000                    164,842
                    2001                    123,010
                                         ----------
                                          1,335,081
                                          =========

      Warrants. The Company had 1,110,887 and 1,114,217 Warrants outstanding on December 31, 1996 and 1995, respectively. Each Warrant gives the holder the right to purchase one share of common stock at a price of $8.00 per share, such rights to be exercisable until June 30, 1999. The Warrants are subject to redemption at the option of the Company at prices currently ranging from $3.48 to $5.24 per Warrant.

      Shareholder Rights Plan. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's common stock (the "Shares") and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 1996), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for a certain shareholder and its affiliates. See
Note 2 for further discussion of this amendment.

7.    STOCK INVESTMENT PLAN.

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

      The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totalled approximately $36,700, $34,800 and $7,900 for 1996, 1995 and 1994,
respectively. Through December 31, 1996, 45,016 Shares have been issued under the SIP.

8.     EMPLOYEE BENEFIT PLANS.

      During 1994, the Company adopted a 401(k) plan (the "401(k) Plan") which permits contributions by employees. The Company's Board of Directors approved a Company contribution to the 401(k) Plan for 1994. This contribution was in the form of the Company's common stock and was made during February, 1995. The contribution totalled 122,441 Shares which had a value of approximately $888,000 on December 31, 1994. For 1995, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (43,804 Shares which had a value of approximately $465,000 on December 31, 1995) and cash ($443,000). The contribution for 1995 was made during February, 1996. For 1996, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (23,657 Shares which had a value of approximately $444,000 on December 31, 1996). The contribution for 1996 was made on January 6, 1997.

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

      Net periodic pension cost for the SERP for 1996 and 1995 was as follows (in thousands) :

                                             1996             1995
                                             ----             ----
     Service Cost                           $  28           $   25
     Interest Cost                            242               94
     Amortization of Unrecognized
          Prior Service Cost                  219              109
                                            -----             ----
                  Total                      $489             $228
                                             ====             ====

      Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

           Discount rate                      7.5%
           Rate of increase in salary levels  5.0%

      The following table sets forth the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 1996 and 1995 (in thousands):


                                                         1996          1995
                                                         ----          ----
     Accumulated benefit obligation                   $  2,370      $ 1,884
     Effect of projected future salary increases         1,126          624
                                                     ---------    ---------
     Projected benefit obligation                     $  3,496      $ 2,508
                                                      --------      -------
     Actuarial present value of projected benefit
          obligations in excess of plan assets        $(3,496)      $(2,508)
     Unrecognized prior service cost                    2,779         2,280
     Additional minimum liability                      (1,653)       (1,656)
                                                     --------       -------
     Accrued pension cost                             $(2,370)      $(1,884)
                                                      =======       =======

9.    DIVIDENDS.

      The Company paid no dividends during the three years ended December 31, 1996. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. During December 1996, the Company's Board of Directors declared a quarterly dividend of $0.05 per share payable on February 10, 1997, to shareholders of record on January 6, 1997.

10.   FEDERAL INCOME TAXES.

      The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. The Company's taxable loss prior to the dividends paid deduction for the years ended December 31, 1996, 1995, and 1994 was
approximately   $401,000,   $23,265,000  and  $15,954,000,   respectively.   The
difference between net income for financial reporting purposes and taxable income/loss results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards. At December 31, 1996, the net book basis of the Company's assets and liabilities exceeded the net tax basis of assets and liabilities in the amount of approximately $11.9 million.

      The Company utilized approximately $323,000 and $593,000 of net operating loss carryforwards to eliminate REIT taxable income for 1994 and 1995, respectively. The Company's net operating loss carryforward available to offset REIT taxable income for 1996 is approximately $14,949,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. For 1995, the Company paid alternative minimum taxes of approximately $103,000 and recorded a provision for alternative minimum taxes of approximately $300,000 for 1996.

      During 1996, the Internal Revenue Service ("IRS") completed its examination of the Company's 1992 and 1993 Federal income tax returns and the Koger Properties, Inc. ("KPI") final Federal income tax return. The IRS submitted their Report to the Company and proposed disallowing certain deductions on KPI's final Federal income tax return, the result of which reduced the net operating loss carryforwards acquired from KPI from approximately $98 million to $30 million and required the payment of approximately $169,000 of alternative minimum tax plus interest. Management believes this was a favorable settlement with respect to KPI's final Federal income tax return. There were no proposed adjustments to the Company's 1992 and 1993 tax returns.

11.   LITIGATION.

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

      Under the terms of the merger agreement between the Company and KPI, the Company agreed to indemnify the former non-officer directors of KPI other than Ira M. Koger (the "Indemnified Persons") in respect of amounts to which such Indemnified Person would be otherwise entitled to indemnification under Florida law, the articles of incorporation or the by-laws of KPI arising out of acts or omissions prior to September 25, 1991 (the "Indemnity"). The obligations, if any, of the Company under such indemnification do not exceed (i) $1,000,000 in the aggregate and (ii) $200,000 per Indemnified Person and are subject to certain other conditions precedent. Certain of the former non-officer directors of KPI were defendants in a Pension Plan class action suit (the "Roby Case"). The Company was not named in this suit. However, certain former non-officer directors of KPI may be Indemnified Persons. The Company signed an agreement to settle the Roby Case and placed in escrow $100,000 as its contribution to such settlement for the Indemnified Persons. On January 9, 1997, the District Court entered the Order and Final Judgment approving the agreement to settle the Roby Case. The time for appeal of the Order and Final Judgment has passed with no appeal having been taken. No provision has been made in the Consolidated Financial Statements for any additional liability that may result from the Indemnity.

12.   COMMITMENTS AND CONTINGENCIES.

      At December 31, 1996, the Company had commitments for the construction of buildings and improvements to existing buildings of approximately $6.7 million.

      On February 27, 1997, the Company sold 8.1 acres of unimproved land, with a carrying value of $2 million, located in Miami, Florida for an aggregate sales price of $2.97 million.


13.   INTERIM FINANCIAL INFORMATION (UNAUDITED).

      Selected  quarterly  information  for the two  years in the  period  ended
December 31, 1996, is presented below (in thousands except per share amounts):

                                            Rental                Total                  Net                   Earnings  Per
Quarters Ended                             Revenues              Revenues               Income                  Common Share
--------------                             --------              --------             ---------                 ------------
March 31, 1995                              $23,482               $25,446            $   2,204               $    .12
June 30, 1995                                24,255                26,125                2,026                    .11
September 30, 1995 (1)                       23,762                44,934               18,983                   1.05
December 31, 1995 (2)                        23,366                29,245                5,777                    .32
March 31, 1996                               23,985                25,177                3,016                    .16
June 30, 1996                                24,160                25,384                2,214                    .12
September 30, 1996                           24,515                25,751                2,261                    .12
December 31, 1996(3)                         25,682                27,760                3,010                    .14


(1) The results for the quarter ended September 30, 1995 were affected by (i) the interest revenue associated with the Company's investment in the TKPL mortgage notes, (ii) the gain associated with the partial repayment of a TKPL note to Southeast and (iii) the write-off of deferred offering costs.

(2) The results for the quarter ended December 31, 1995 were affected by additional gain associated with the partial repayment of a TKPL note to Southeast.

(3) The results for the quarter ended December 31, 1996 were affected by an extraordinary loss on early retirement of debt. Income before extraordinary item was $4,396 and earnings per common share before extraordinary item was $0.21.



                                                                                                           SCHEDULE II

                                             KOGER EQUITY, INC. AND SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                                       (In Thousands)



                                                                          Additions
                                                    Balance at      Charged to    Charged to                      Balance at
                                                   beginning of     costs and       other                          end of
Description                                          period           expenses     accounts         Deductions     period
----------------------------------------------------------------------------------------------------------------------------
1996
----
Allowance for uncollectible accounts                    $   391        $    50      $      0          $  210(a)      $   231
                                                        =======       --------       -------          ------         =======
Valuation allowance - land held
   for sale                                             $ 1,520        $     0      $      0          $  500(b)      $ 1,020
                                                         ======      =========       =======          ======          ======

1995
Allowance for uncollectible accounts                    $   362        $   172      $      0          $  143(a)      $   391
                                                        -------        -------      --------          ------         -------
Valuation allowance - land held
   for sale                                             $   550        $   970      $      0          $    0         $ 1,520
                                                        -------        -------      --------          ------          ------

1994
Allowance for uncollectible accounts                    $   651        $   212      $      0          $  501(a)      $   362
                                                        -------        -------      --------          ------         -------
Valuation allowance - land held
   for sale                                             $     0        $   996      $      0          $  446(b)      $   550
                                                        -------        -------      --------          ------         -------


(a)   Receivable   balance  which  was  determined  to  be   uncollectible   and
      written-off in the applicable year.

(b)   Land parcel was sold for which valuation allowance had been recorded.



                                                 KOGER EQUITY, INC. AND SUBSIDIARIES                                    Schedule III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1996
                                                           (in thousands)

                                                                    COSTS CAPITALIZED
                                                                        SUBSEQUENT
                                                 INITIAL COST         TO ACQUISITION       TOTAL COST

                                                 BLDGS &    IMPROVE    CARRYING               BLDGS &      (b)(c)
CENTER                                   LAND    IMPROV.    MENTS      COSTS          LAND    IMPROV.      TOTAL
------                                   ----    ------- ---------- ------------      ----    -------      -----
OPERATING REAL ESTATE:
   ATLANTA CHAMBLEE                  $ 13,145   $ 63,211    $  7,507$         0    $13,145    $70,718   $ 83,863
   ATLANTA GWINNETT                         0          3           0          0          0          3          3
   AUSTIN                               4,274     13,650       2,255          0      4,274     15,905     20,179
   CHARLOTTE CARMEL                       910      9,993          75          0        910     10,068     10,978
   CHARLOTTE EAST                       5,788     25,078       2,175          0      5,788     27,253     33,041
   EL PASO                              3,108     10,107       3,021          0      3,108     13,128     16,236
   GREENSBORO SOUTH                     6,384     38,700       3,501          0      6,384     42,201     48,585
   GREENSBORO WENDOVER                      0         11           0          0          0         11         11
   GREENVILLE                           3,833     16,104       2,635          0      3,833     18,739     22,572
   JACKSONVILLE BAYMEADOWS              7,625     23,716         422          0      7,625     24,138     31,763
   JACKSONVILLE CENTRAL                 6,755     34,806       5,585          0      6,755     40,391     47,146
   MEMPHIS GERMANTOWN                   3,518     21,821       1,753          0      3,518     23,574     27,092
   ORLANDO CENTRAL                      8,342     30,575       5,912          0      8,342     36,487     44,829
   ORLANDO UNIVERSITY                   2,900     12,218         634          0      2,900     12,852     15,752
   RICHMOND SOUTH                           0         16           0          0          0         16         16
   ST. PETERSBURG                       6,657     29,525       3,969          0      6,657     33,494     40,151
   SAN ANTONIO                          9,638     29,649       7,719          0      9,638     37,368     47,006
   TALLAHASSEE APALACHEE PKWY           6,063     28,043       4,502          0      6,063     32,545     38,608
   TALLAHASSEE CAPITAL CIRCLE           3,561     22,903       1,168          0      3,561     24,071     27,632
   TULSA                                6,066     17,134       2,294          0      6,066     19,428     25,494
                                        -----     ------       -----         ---     -----     ------     ------
         SUBTOTALS                     98,567    427,263      55,127          0     98,567    482,390    580,957
   FURNITURE & EQUIPMENT                           1,569                                        1,569      1,569
   IMPROVEMENTS IN PROGRESS                                      446                                         446
                                        -----     ------       -----         ---     -----     ------     ------
         TOTAL OPERATING
               REAL ESTATE           $ 98,567   $428,832     $55,573$         0    $98,567   $484,405   $582,972
                                        -----     ------       -----           -     -----     ------     ------





                                                 KOGER EQUITY, INC. AND SUBSIDIARIES                                    Schedule III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1996
                                                           (in thousands)


                                        (d)       (a)
                                        ACCUM.    MORT-          DATE           DEPRECIABLE
CENTER                                   DEPR.    GAGES        ACQUIRED            LIFE
------                                   -----    -----        --------            ----
OPERATING REAL ESTATE:
   ATLANTA CHAMBLEE                  $12,858     $ 14,809      1988 - 1993      3 - 40 YRS.
   ATLANTA GWINNETT                        1            0      1993                  7 YRS.
   AUSTIN                              1,982       17,000      1990 - 1993      3 - 40 YRS.
   CHARLOTTE CARMEL                      784            0      1993             3 - 40 YRS.
   CHARLOTTE EAST                      3,766            0      1989 - 1993      3 - 40 YRS.
   EL PASO                             2,844        9,000      1990 - 1993      3 - 40 YRS.
   GREENSBORO SOUTH                    6,375            0      1988 - 1993      3 - 40 YRS.
   GREENSBORO WENDOVER                     4            0      1993                  7 YRS.
   GREENVILLE                           3,567      11,000      1988 - 1993      3 - 40 YRS.
   JACKSONVILLE BAYMEADOWS              1,974      27,500      1993             3 - 40 YRS.
   JACKSONVILLE CENTRAL                 7,216         401      1989 - 1993      3 - 40 YRS.
   MEMPHIS GERMANTOWN                   4,384      22,018      1988 - 1993      3 - 40 YRS.
   ORLANDO CENTRAL                      7,734      25,000      1988 - 1993      3 - 40 YRS.
   ORLANDO UNIVERSITY                   1,750           0      1990 - 1993      3 - 40 YRS.
   RICHMOND SOUTH                          12           0        1993                4 YRS.
   ST. PETERSBURG                       5,944      17,194      1988 - 1993      3 - 40 YRS.
   SAN ANTONIO                          7,437      20,203      1990 - 1993      3 - 40 YRS.
   TALLAHASSEE APALACHEE PKWY           6,201      17,194      1988 - 1993      3 - 40 YRS.
   TALLAHASSEE CAPITAL CIRCLE           3,406      20,582      1988 - 1993      3 - 40 YRS.
   TULSA                                3,515       1,512      1990 - 1993      3 - 40 YRS.
                                        -----      -----
          SUBTOTALS                    81,754     203,413
   FURNITURE & EQUIPMENT                  724                                   3  - 7 YRS.
   IMPROVEMENTS IN PROGRESS
                                        -----      -----
         TOTAL OPERATING
               REAL ESTATE           $ 82,478    $203,413
                                     ========    ========





                                                 KOGER EQUITY, INC. AND SUBSIDIARIES                                    Schedule III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1996
                                                           (in thousands)


                                                               COSTS CAPITALIZED
                                                               SUBSEQUENT
                                         INITIAL COST          TO ACQUISITION       TOTAL COST
                                                 BLDGS &  IMPROVE  CARRYING            BLDGS &   (b)(c)
CENTER                                 LAND      IMPROV.   MENTS    COSTS    LAND      IMPROV.   TOTAL
------                                 ----      -------   -----    -----    ----      -------   -----
PROPERTIES UNDER CONSTRUCTION:
  CHARLOTTE CARMEL                   $    886   $    502  $    0   $   0 $    886  $    502  $  1,388
  MEMPHIS GERMANTOWN                    1,197        428       0       0    1,197       428     1,625
                                     --------   -------- -------   ----- --------  --------  --------
      TOTAL UNDER CONSTRUCTION          2,083        930       0       0    2,083       930     3,013
                                     --------   -------- -------   ----- --------  --------  --------

UNIMPROVED LAND:
  ATLANTA GWINNETT                      5,780          0       0       0    5,780         0     5,780
  CHARLOTTE CARMEL                      2,364          0       0       0    2,364         0     2,364
  CHARLOTTE EAST                          468          0       0       0      468         0       468
  COLUMBIA SPRING VALLEY                  100          0       0       0      100         0       100
  GREENSBORO WENDOVER                   1,491          0       0       0    1,491         0     1,491
  GREENVILLE                              949          0       0       0      949         0       949
  JACKSONVILLE BAYMEADOWS               2,318          0       0       0    2,318         0     2,318
  JACKSONVILLE CENTRAL                    160          0       0       0      160         0       160
  MEMPHIS GERMANTOWN                    3,308          0       0       0    3,308         0     3,308
  MIAMI                                 2,000          0       0       0    2,000         0     2,000
  ORLANDO UNIVERSITY                    2,880          0       0       0    2,880         0     2,880
  RICHMOND SOUTH                        1,860          0       0       0    1,860         0     1,860
  ST. PETERSBURG                        1,000          0       0       0    1,000         0     1,000
  SAN ANTONIO                           1,430          0       0       0    1,430         0     1,430
  TULSA                                 1,000          0       0       0    1,000         0     1,000
                                     --------   -------- -------   ----- --------  --------  --------
        TOTAL UNIMPROVED LAND          27,108          0       0       0   27,108         0    27,108
                                     --------   -------- -------   ----- --------  --------  --------
                   TOTAL             $127,758   $429,762 $55,573   $   0 $127,758  $485,335  $613,093
                                     ========   ======== =======   ===== ========  ========  ========




                KOGER EQUITY, INC. AND SUBSIDIARIES Schedule III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                 (in thousands)



                                   (d)        (a)
                                    ACCUM.      MORT-   DATE         DEPRECIABLE
CENTER                              DEPR.       GAGES   ACQUIRED        LIFE
------                              -----       -----   --------        ----
------
PROPERTIES UNDER CONSTRUCTION:
  CHARLOTTE CARMEL                $     0   $      0
  MEMPHIS GERMANTOWN                    0          0

      TOTAL UNDER CONSTRUCTION          0          0


UNIMPROVED LAND:
  ATLANTA GWINNETT                      0          0    1993
  CHARLOTTE CARMEL                      0          0    1993
  CHARLOTTE EAST                        0          0    1993
  COLUMBIA SPRING VALLEY                0          0    1993
  GREENSBORO WENDOVER                   0          0    1993
  GREENVILLE                            0          0    1993
  JACKSONVILLE BAYMEADOWS               0          0    1993
  JACKSONVILLE CENTRAL                  0          0    1989
  MEMPHIS GERMANTOWN                    0          0    1993
  MIAMI                                 0          0    1993
  ORLANDO UNIVERSITY                    0          0    1993
  RICHMOND SOUTH                        0          0    1993
  ST. PETERSBURG                        0          0    1993
  SAN ANTONIO                           0          0    1993
  TULSA                                 0          0    1993
                                  --------   --------
        TOTAL UNIMPROVED LAND           0          0
                                  --------   --------
                   TOTAL          $82,478   $203,413
                                  =======   ========

                                                                    Schedule III


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                 (in thousands)


(a) At December 31, 1996, the outstanding balance of mortgages payable was $203,413, which is gross of $369 of unamortized discounts.

(b) Aggregate cost basis for Federal income tax purposes was $647,605 at December 31, 1996.

(c) Reconciliation of total real estate carrying value for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                               1996        1995         1994
                                               ----        ----         ----
     Balance at beginning of year            $601,594    $614,249     $606,806
          Acquisitions and construction         1,058         330          384
          Improvements                         12,568      14,371       11,083
          Transfer from/to other assets          (257)         16
          Sale of unimproved land              (1,250)     (4,761)      (3,028)
          Sale or disposition
          operating real estate                  (620)    (21,539)
          Investment in KRSI                                 (102)
          Provision for loss - land parcels                  (970)        (996)
                                             --------     -------     --------
                  Balance at close of year   $613,093    $601,594     $614,249
                                             ========    ========     ========

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

(d)       Reconciliation  of  accumulated   depreciation  for  the  years  ended
          December 31, 1996, 1995 and 1994 is as follows:

                                               1996        1995         1994
                                               ----        ----         ----
     Balance at beginning of year            $ 62,845    $ 46,106     $ 30,706
          Depreciation expense:
           Operating real estate               19,538      17,363       15,202
           Furniture and equipment                292         258          198
          Investment in KRSI                                  (31)
          Sale or disposition of
           operating real estate                 (197)       (851)
                                             --------     -------     --------
     Balance at close of year                $ 82,478     $62,845     $ 46,106
                                             ========     =======     ========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "1997 Proxy Statement") and is incorporated herein by reference.

      The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

Victor A. Hughes, Jr. ......................   Chairman of the Board, President, Chief Executive Officer,
                                                    Chief  Financial Officer and Director
James C. Teagle.............................   Executive Vice President, Chief Operating Officer and Director
W. Lawrence Jenkins ........................   Vice President of Administration and Corporate Secretary
James L. Stephens...........................   Vice President and Chief Accounting Officer

      Mr. Hughes, age 61, was elected Chairman and CEO on June 21, 1996. He has served as President of the Company since August 22, 1995, and as Chief Financial Officer of the Company since March 31, 1991. He held the positions of Senior Vice President of the Company from May 20, 1991 through August 21, 1995, and Vice President from April 1, 1990 through May 20, 1991. Mr. Hughes was also Assistant Secretary of the Company from March 11, 1991 through December 21, 1993. Mr. Hughes was elected to the Board of Directors of the Company on July 27, 1992.

      Mr. Teagle, age 55, has been Executive Vice President and Chief Operating Officer since June 21, 1996. He had previously held the positions of Senior Vice President of the Company since May 10, 1994, and Vice President from December 21, 1993 to May 10, 1994. Mr. Teagle was a Vice President of KPI from July, 1973 to December 21, 1993. Mr. Teagle was elected to the Board of Directors of the Company on October 10, 1996.

      Mr. Jenkins, age 53, has been the Corporate Secretary of the Company since December 21, 1993, and Vice President of the Company since May 10, 1994. Mr. Jenkins served as Corporate Secretary of KPI from June 7, 1973 through December 21, 1993, and as Vice President/Administration of KPI from August 7, 1990 through December 21, 1993.

      Mr. Stephens, age 39, has been Vice President of the Company since May 7, 1996, and was the Treasurer of the Company from March 31, 1991 to May 7, 1996. He has served as Chief Accounting Officer of the Company since March 31, 1991. He held the position of Assistant Secretary of the Company from May 20, 1991 through December 21, 1993.

      Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the Company's equity securities. Executive officers and directors are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, the Company's executive officers and directors complied with all Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 1997 Proxy Statement (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Shareholder Return
Performance Presentation").

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 1997 Proxy Statement. The beneficial ownership of Common Stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 1997 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 1997 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report.

             (2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 45 through 48 in this Form.

         (b)       Reports on Form 8-K:
                   On October 10, 1996, the Company filed a Form 8-K reporting under Item 5, Other Events, that the Company had issued a New Release and providing under Item 7, Financial Statements and Exhibits, a copy of the Koger Equity, Inc. News Release, dated October 10, 1996.

         (c)       The following exhibits are filed as part of this report:

               Exhibit
               Number       Description
--------------------------------------------------------------------------------
               2            Agreement  and Plan of Merger,  dated as of December
                            21, 1993  between the Company and Koger  Properties,
                            Inc.  Incorporated by reference to Exhibit 2 of Form
                            10-K filed by the  Registrant  for the period  ended
                            December 31, 1993 (File No. 1-9997).

               3(a) Amended and Restated Articles of Incorporation of Koger Equity, Inc. Incorporated by reference to
                            Exhibit 3 of the Form 8-K, dated May 10, 1994, filed by the Registrant on June 17, 1994 (File No. 1-9997).

               3(b) Koger Equity, Inc. By Laws, as Amended and Restated on August 21, 1996. Incorporated by reference to
                            Exhibit 3(ii) of the Form 8-K/A, dated August 22, 1996 filed by the Registrant on August 22, 1996 (File No. 1-9997).

               4(a)         Common  Stock  Certificate  of  Koger  Equity,  Inc.
                            Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-11 (Registration No. 33-22890).

               4(b)(1)(A)   Koger Equity,  Inc.  Rights  Agreement  (the "Rights
                            Agreement") dated as of September 30, 1990 between the Company and Wachovia Bank and Trust Company,
                            N.A. as Rights Agent ("Wachovia").Incorporated by reference to Exhibit 1 to a Registration Statement on Form 8-A, dated October 3, 1990 (File No.
                            1-9997).

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

               4(b)(1)(C)   Second Amendment to the Rights  Agreement,  dated as
                            of December 21, 1993,  between the Company and First
                            Union. Incorporated by reference to Exhibit 5 to an Amendment on Form 8-A/A, dated December 21, 1993, to a Registration Statement of the Registrant on Form
                            8-A, dated October 3, 1990 (File No. 1-9997).

               4(b)(1)(D)   Third  Amendment  to Rights  Agreement,  dated as of
                            October 10, 1996,  between  Koger  Equity,  Inc. and
                            First Union. Incorporated by reference to Exhibit 6 to an Amendment on Form 8-A/A, dated November 7,
                            1996, to a Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No.
                            1-9997).

               4(b)(1)(E)   Fourth  Amendment to Rights  Agreement,  dated as of
                            February 27, 1997,  between Koger  Equity,  Inc. and
                            First Union. Incorporated by reference to Exhibit 8 to an Amendment on Form 8-A/A, dated March 17, 1997, to a Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).

               4(b)(2)      Form of Common  Stock  Purchase  Rights  Certificate
                            (attached as Exhibit A to the Rights Agreement). Pursuant to the Rights Agreement, printed Common Stock Purchase Rights Certificates will not be mailed until the Distribution Date (as defined in the Rights Agreement).

               4(b)(3)      Summary of Common Stock Purchase Rights (attached as
                            Exhibit   B  to  the   Rights   Agreement,   Exhibit
                            4(b)(1)(A)).

               Exhibit
               Number       Description
--------------------------------------------------------------------------------
               4(c)(1)      Warrant  Agreement,  dated as of December  21, 1993,
                            between the  Company  and First Union (the  "Warrant
                            Agreement"). Incorporated by reference to Exhibit 2 to an Amendment on Form 8-A/A, dated December 21,
                            1993, to a Registration Statement on Form 8-A, dated
                            September 30, 1993 (File No. 1-9997).

               4(c)(2) Form of a Common Share Purchase Warrant issued pursuant to the Warrant Agreement. Incorporated by reference to Exhibit 1 to an Amendment on Form 8-A/A, dated December 21, 1993, to a Registration Statement on Form 8-A, dated September 30, 1993 (File No. 1-9997).

               10(a)(1)(A)  Koger Equity,  Inc.  Amended and Restated 1988 Stock
                            Option Plan. Incorporated by reference to Exhibit 10(e)(1)(A) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1992 (File No. 1-9997).

               10(a)(1)(B)  Form of Stock  Option  Agreement  pursuant  to Koger
                            Equity, Inc. Amended and Restated 1988 Stock Option Plan. Incorporated by reference to Exhibit 10(e)(2)(A) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1992 (File No. 1-9997).

               10(a)(1)(C)  Form of Amendment to Stock Option Agreement pursuant to Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan.*

               10(a)(2)(A)  Koger   Equity,   Inc.   1993  Stock   Option  Plan.
                            Incorporated   by   reference   to   Exhibit  II  to
                            Registrant's  Proxy  Statement  dated June 30,  1993
                            (File No. 1-9997).

               10(a)(2)(B)  Form of Stock  Option  Agreement  pursuant  to Koger
                            Equity, Inc. 1993 Stock Option Plan. Incorporated by reference to Exhibit 10(e)(3)(B) of Form 10-K filed by the Registrant for the period ended December 31, 1994 (File No. 1-9997).

               10(a)(2)(C)  Form of Amendment to Stock Option Agreement pursuant to Koger Equity, Inc. 1993 Stock Option Plan.*

               10(a)(3)(A)  Koger Equity, Inc. 1996 Stock Option Plan.*

               10(a)(3)(B)  Form of Stock  Option  Agreement  pursuant  to Koger
                            Equity, Inc. 1996 Stock Option Plan.*

               10(b)(1) Shareholders Agreement, dated August 9, 1993, between the Company and TCW Special Credits, a California general partnership. Incorporated by reference to Exhibit 10(o) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).

               10(b)(2) Registration Rights Agreement, dated as of August 9, 1993, between the Company and TCW Special Credits, a California general partnership. Incorporated by reference to Exhibit 10(p) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No. 1-9997).

               10(c) License Agreement, dated as of July 28, 1995, between Koger Equity, Inc. and Koger Realty Services, Inc. Incorporated by reference to Exhibit 10(v) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1995 (File No. 1-9997).

               10(d) Supplemental Executive Retirement Plan, dated as of August 18, 1995 to be effective as of June 28, 1995. Incorporated by reference to Exhibit 10(w) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1995 (File No. 1-9997).

               10(e) Form of Indemnification Agreement between Koger Equity, Inc. and its Directors and certain of its officers. Incorporated by reference to Exhibit 10(x) of Form 10-K filed by the Registrant for the year ended December 31, 1995 (File No. 1-9997).

               10(f)(1) Employment Agreement between Koger Equity, Inc. and Victor A. Hughes, Jr. effective as of June 21, 1996. Incorporated by reference to Exhibit 10(y)(1) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1996 (File No. 1-9997).

               10(f)(2) Employment Agreement between Koger Equity, Inc. and James C. Teagle, effective as of June 21, 1996. Incorporated by reference to Exhibit 10(y)(2) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1996 (File No. 1-9997).

               10(g)(1)(A)  Stock  Purchase  Agreement,  dated as of October 10,
                            1996, between Koger Equity, Inc. and AP- KEI Holdings, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 7 to an Amendment on Form 8-A/A, dated November 7, 1996, to a Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).

               Exhibit
               Number       Description
--------------------------------------------------------------------------------
               10(g)(1)(B)  Registration  Rights Agreement,  dated as of October
                            10,  1996,  between  Koger  Equity,  Inc. and AP-KEI
                            Holdings, LLC, a Delaware limited liability company.
                            Incorporated  by reference to Exhibit A of the Stock
                            Purchase Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC, which is Exhibit 7 to an Amendment on Form 8-A/A, dated November 7, 1996, to a Registration Statement on Form 8-A, dated October 3, 1990 (File No.
                            1-9997).

               10(g)(2)(A)  Amendment No. 1 to Stock Purchase  Agreement,  dated as of February 27, 1997, between Koger Equity, Inc. and AP-KEI Holdings, LLC. Incorporated by reference to Exhibit 9 to an Amendment on Form 8-A/A, dated March 17, 1997, to a Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).

               10(g)(2)(B)  Assignment  and  Assumption  Agreement,  dated as of
                            February 27, 1997, among and between Koger Equity, Inc. and AP-KEI Holdings, LLC and AREIF II Realty Trust, Inc. Incorporated by reference to Exhibit 10 to an Amendment on Form 8-A/A, dated March 17, 1997, to a Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).

               10(h) Consulting Agreement, dated as of June 21, 1996, between Koger Equity, Inc. and Irvin H. Davis. Incorporated by reference to Exhibit 10(ab) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1996 (File No. 1-9997).

               10(i) Consulting Agreement, dated as of March 14, 1996, between Koger Equity, Inc. and David B. Hiley. Incorporated by reference to Exhibit 10(ac) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1996 (File No. 1-9997).

               10(j)(1) Loan Application, dated July 29, 1996, by Koger Equity, Inc. to The Northwestern Mutual Life Insurance Company. Incorporated by reference to
                            Exhibit 10(j)(1) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

               10(j)(2)(A)  Koger Equity,  Inc. Tranche A Promissory Note, dated
                            December 16, 1996, in the principal amount of $100,500,000 payable to The Northwestern Mutual Life Insurance Company. Incorporated by reference to
                            Exhibit 10(j)(2)(A) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

               10(j)(2)(B)  Koger Equity,  Inc. Tranche B Promissory Note, dated
                            December 16, 1996, in the principal amount of $89,500,000 payable to The Northwestern Mutual Life Insurance Company. Incorporated by reference to
                            Exhibit 10(j)(2)(B) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

               10(j)(3)(A)  Master Lien  Instrument  from Koger Equity,  Inc. to
                            The Northwestern Mutual Life Insurance Company, dated December 16, 1996, (1) with Mortgage and Security Agreement for Duval, Leon, Orange and
                            Pinellas Counties, Florida and (2) with Deed of Trust and Security Agreement for Greenville County, South Carolina, Shelby County, Tennessee and Bexar, El Paso and Travis Counties, Texas. Incorporated by reference to Exhibit 10(j)(3)(A) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

               10(j)(3)(B)  Absolute  Assignment  of Leases and Rents from Koger
                            Equity, Inc. to The Northwestern Mutual Life Insurance Company, dated December 16, 1996, for Duval, Leon, Orange, and Pinellas, Counties, Florida, Greenville County, South Carolina, Shelby County, Tennessee and Bexar, El Paso and Travis Counties, Texas. Incorporated by reference to
                            Exhibit 10(j)(3)(B) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

               10(j)(4) Environmental Indemnity Agreement, dated December 16, 1996, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company and others. Incorporated by reference to Exhibit 10(j)(4) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

              Exhibit
               Number       Description
--------------------------------------------------------------------------------
               10(j)(5)     Certificate of Borrower  contained in letter,  dated
                            December 16, 1996,  from Koger  Equity,  Inc. to The
                            Northwestern    Mutual   Life   Insurance   Company.
                            Incorporated by reference to Exhibit 10(j)(5) on Form 8-K, dated December 16, 1996, filed by the
                            Registrant on March 10, 1997 (File No. 1-9997).

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

                               KOGER EQUITY, INC.
By:     VICTOR A.  HUGHES, JR.
        ----------------------
        Victor A. Hughes, Jr.
        Chairman of the Board  and   Chief Executive Officer
Date:  March 19, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature             Title                             Date
     VICTOR A. HUGHES, JR.        Chairman of the Board, and      March 19, 1997
----------------------------
     (Victor A. Hughes, Jr.)      Chief Executive Officer

     JAMES C. TEAGLE              Executive Vice President, Chief March 19, 1997
----------------------------
     (James C. Teagle)            Operating Officer and Director

     JAMES L. STEPHENS            Vice President  and Chief       March 19, 1997
----------------------------
     (James L. Stephens)          Accounting Officer

     D.  PIKE ALOIAN              Director                        March 19, 1997
     (D. Pike Aloian)

     BENJAMIN C. BISHOP           Director                        March 19, 1997
     (Benjamin C. Bishop)

     IRVIN H. DAVIS               Director                        March 19, 1997
     (Irvin H. Davis)

     DAVID B.  HILEY              Director                        March 19, 1997
----------------------------
     (David B. Hiley)

     G.  CHRISTIAN LANTZSCH       Director                        March 19, 1997
     (G. Christian Lantzsch)

     WILLIAM L. MACK              Director                        March 19, 1997
----------------------------
     (William L. Mack)

      LEE S. NEIBART              Director                        March 19, 1997
     (Lee S. Neibart)

     W. EDWARD SCHEETZ            Director                        March 19, 1997
     (W. Edward Scheetz)

     GEORGE F. STAUDTER           Director                        March 19, 1997
----------------------------
     (George F. Staudter)

     S.  D.  STONEBURNER          Director                        March 19, 1997
----------------------------
     (S. D. Stoneburner)