Form 10-Q
period 1997-03-31
KOGER EQUITY INC
filed 1997-05-12
CIK 835664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 1997 or


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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

Yes   X    No
     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

       Class                               Outstanding at April 30, 1997
    Common Stock, $.01 par value                21,058,743   shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE NO.
PART I.     FINANCIAL INFORMATION

            Independent Accountants' Report.....................................         2

    Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996.............................         3

            Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended
               March 31, 1997 and 1996..........................................         4

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Three Month Period
               Ended March 31, 1997.............................................         5

            Condensed Consolidated Statements of Cash Flows
               for the Three Month Periods Ended March 31, 1997 and 1996........         6

            Notes to Condensed Consolidated Financial
               Statements for the Three Month Periods
               Ended March 31, 1997 and 1996....................................         7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................         9

PART II.    OTHER INFORMATION

    Item 1.  Legal Proceedings..................................................        12

    Item 5.  Other Information..................................................        12

    Item 6.  Exhibits and Reports on Form 8-K...................................        15

    Signatures    ..............................................................        16

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 1997, and the related condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996, the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 1997 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP
Jacksonville, Florida
May 7, 1997

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                            MARCH 31,     DECEMBER 31,
                                                              1997           1996
                                                          ------------    -----------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                    $ 98,567         98,567
     Buildings                                                485,155        482,836
     Furniture and equipment                                    1,630          1,569
     Accumulated depreciation                                 (87,605)       (82,478)
                                                             --------       --------
       Operating properties - net                             497,747        500,494
  Properties under construction:
     Land                                                       2,083          2,083
     Buildings                                                  3,310            930
  Undeveloped land held for investment                         21,688         20,558
  Undeveloped land held for sale                                2,891          6,550
Cash and temporary investments                                 41,849         35,715
Accounts receivable, net of allowance for
  uncollectible accounts of $247 and $231                       4,682          5,600
Investment in Koger Realty Services, Inc.                         393            259
Cost in excess of fair value of net assets acquired,
  net of accumulated amortization of $558 and $515              1,998          2,040
Other assets                                                   10,171         10,437
                                                             --------       --------
     TOTAL ASSETS                                            $586,812       $584,666
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgages and loans payable                                $202,250       $203,044
  Accounts payable                                              2,361          4,662
  Accrued real estate taxes payable                             2,370          2,144
  Accrued liabilities - other                                   4,297          5,467
  Dividends payable                                             1,050          1,045
  Advance rents and security deposits                           4,474          4,169
                                                             --------       --------
     Total Liabilities                                        216,802        220,531
                                                             --------       --------

Commitments and Contingencies

Shareholders' Equity:
  Common stock                                                    236            236
  Capital in excess of par value                              363,012        362,127
  Warrants                                                      2,240          2,243
  Retained earnings                                            27,308         22,666
  Treasury stock, at cost                                     (22,786)       (23,137)
                                                             --------       --------
     Total Shareholders' Equity                               370,010        364,135
                                                             --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $586,812       $584,666
                                                             ========       ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTH PERIOD
                                                            ENDED MARCH 31,
                                                     ----------------------------
                                                        1997               1996
                                                     ---------           --------
REVENUES
   Rental                                            $  25,383           $23,985
   Other rental services                                   129                95
   Management fees                                         641               528
   Interest                                                534               373
   Income from Koger Realty Services, Inc.                 210               196
   Gain on TKPL note to Southeast                           46
                                                     ---------
       Total revenues                                   26,943            25,177
                                                     ---------           -------

EXPENSES
   Property operations                                   9,968             9,919
   Depreciation and amortization                         5,493             5,047
   Mortgage and loan interest                            4,159             4,962
   General and administrative                            1,363             1,466
   Direct cost of management fees                          517               372
   Undeveloped land costs                                  114               129
   Provision for loss on land held for sale               (381)
   Litigation costs                                                          255
                                                     ---------           -------
       Total expenses                                   21,233            22,150
                                                     ---------           -------

INCOME BEFORE INCOME TAXES                               5,710             3,027
Income taxes                                                17                11
                                                     ---------           -------

NET INCOME                                           $   5,693           $ 3,016
                                                     =========           =======

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
   Primary                                           $    0.25           $  0.16
                                                     =========           =======
   Fully Diluted                                     $    0.25           $  0.16
                                                     =========           =======

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary                                              22,360            18,577
                                                     =========           =======
   Fully Diluted                                        22,360            18,577
                                                     =========           =======

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                               COMMON STOCK                                                           TOTAL
                               ------------    CAPITAL IN                         TREASURY STOCK      SHARE-
                                        PAR    EXCESS OF              RETAINED   -----------------    HOLDERS'
                               SHARES   VALUE  PAR VALUE   WARRANTS   EARNINGS   SHARES      COST     EQUITY
                               ------   -----  ---------   --------   --------   ------   --------   ---------
Balance, January 1, 1997      23,560    $236   $362,127     $2,243    $22,666     2,668   $(23,137)  $364,135
Treasury Stock Reissued                             434                             (44)       362        796
Warrants Exercised                 2                 14         (3)                                        11
Stock Options Exercised           55                437                               1        (11)       426
Dividends Declared                                                     (1,051)                         (1,051)
Net Income                                                              5,693                           5,693
                              ------    ----   --------     ------    -------    ------   --------   --------
Balance, March 31, 1997       23,617    $236   $363,012     $2,240    $27,308     2,625   $(22,786)  $370,010
                              ======    ====   ========     ======    =======    ======   ========   ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                                          THREE MONTH PERIOD
                                                                                            ENDED MARCH 31,
                                                                                        ----------------------
                                                                                           1997         1996
                                                                                        ---------     -------
OPERATING ACTIVITIES
   Net income                                                                           $  5,693      $ 3,016
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                         5,493        5,047
     Provision for loss on land held for sale                                               (381)
     Income from Koger Realty Services, Inc.                                                (210)        (196)
     Provision for uncollectible accounts                                                     37
     Amortization of mortgage discounts                                                       24           44
     Accrued interest added to principal                                                                   37
     Decrease in accounts payable, accrued
       liabilities and other liabilities                                                  (2,145)        (765)
     Decrease in receivables and other assets                                              1,073          199
                                                                                        --------      -------
       Net cash provided by operating activities                                           9,584        7,382
                                                                                        --------      -------

INVESTING ACTIVITIES
   Tenant improvements to existing properties                                             (1,630)        (768)
   Building improvements to existing properties                                             (328)        (425)
   Energy management improvements                                                           (361)      (1,119)
   Building construction expenditures                                                     (2,380)
   Deferred tenant costs                                                                    (172)        (221)
   Additions to furniture and equipment                                                      (61)         (23)
   Proceeds from sale of assets                                                            2,910
   Dividends received from Koger Realty Services, Inc.                                        76
                                                                                        --------
       Net cash used in investing activities                                              (1,946)      (2,556)
                                                                                        --------      -------

FINANCING ACTIVITIES
   Proceeds from sale of stock under Stock Investment Plan                                    75           44
   Proceeds from exercise of warrants and stock options                                      363           48
   Dividends paid                                                                         (1,046)
   Principal payments on mortgages and loans                                                (818)        (997)
   Financing costs                                                                           (78)        (109)
                                                                                        --------      -------
       Net cash used in financing activities                                              (1,504)      (1,014)
                                                                                        --------      -------
Net increase in cash and cash equivalents                                                  6,134        3,812
Cash and cash equivalents - beginning of period                                           35,715       25,415
                                                                                        --------      -------
Cash and cash equivalents - end of period                                               $ 41,849      $29,227
                                                                                        --------      =======

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized                  $  4,134      $ 4,852
                                                                                        ========      =======
   Cash paid during the period for income taxes                                         $      0      $    12
                                                                                        ========      =======


See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 1997 AND 1996
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

     1. BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany transactions have been eliminated. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

Certain 1996 amounts have been reclassified to conform with 1997 presentation.

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

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1996 and does not expect to have REIT taxable income during 1997, no provision has been made for Federal income taxes. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

     4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the three month period ended March 31, 1997, the Company contributed 23,657 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately

$444,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1996. In addition, the Company issued 15,455 shares of common stock as payment for certain 1996 bonuses for senior management. These shares had a value of approximately $278,000 based on the closing price of the Company's common stock on the American Stock Exchange on January 6, 1997. During the three month period ended March 31, 1996, the Company contributed 43,804 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1995.

     5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

     6. MORTGAGES AND LOANS PAYABLE. At March 31, 1997, the Company had $202,250,000 of loans outstanding, which are collateralized by mortgages on certain operating properties.

Annual maturities for mortgages and loans payable, which are gross of $345,000 of discounts, are as follows (in thousands):

      YEAR ENDING DECEMBER 31,
               1997                                         $ 10,514
               1998                                            3,909
               1999                                            3,502
               2000                                           17,971
               2001                                            3,184
               Subsequent Years                              163,515
                                                            --------
                     Total                                  $202,595
                                                            ========

     7. DIVIDENDS. The Company paid a quarterly dividend of $0.05 per share on February 10, 1997, to shareholders of record on January 6, 1997. During the quarter ended March 31, 1997, the Company's Board of Directors declared a quarterly dividend of $0.05 per share payable on May 6, 1997, to shareholders of record on April 4, 1997. The Company currently expects that all dividends paid during 1997 will be treated as ordinary income for income tax purposes.

     8. SUBSEQUENT EVENTS. On April 7, 1997, the Company closed on a $50 million secured revolving credit facility provided by First Union National Bank of Florida and Morgan Guaranty Trust Company of New York. Based on the Company's election, the interest rate on this revolving credit facility will be either (i) the lender's LIBOR rate plus 200 basis points or (ii) the lender's prime rate. Interest payments will be due monthly on this revolving credit facility which has a term of two years. At the election of the lender, the term of this credit facility may be extended for additional periods of one year each. This credit facility will require the Company to maintain certain financial ratios.

On May 2, 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock (the "Shares"). On that date, 372,000 Shares were repurchased by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

RESULTS OF OPERATIONS.

Rental revenues totalled $25,383,000 for the quarter ended March 31, 1997, compared to $23,985,000 for the quarter ended March 31, 1996. The increase in rental revenues resulted primarily from increases in the percent leased rate and the Company's average rental rate. At March 31, 1997, the Company's buildings were on average 92 percent leased with an average rental rate of $14.37.

Management fee revenues totalled $641,000 for the quarter ended March 31, 1997, compared to $528,000 for the quarter ended March 31, 1996. This increase was due primarily to (i) a leasing commission earned by KRES and (ii) an increase in fees earned under the management contract with Centoff.

Property operating expenses include such charges as utilities, taxes, janitorial, maintenance, provision for uncollectible rents and management costs. The amounts of property operating expenses and their percentages of total rental revenues for the applicable periods are as follows:

                                                            PERCENT OF
                                                           TOTAL RENTAL
         PERIOD                        AMOUNT                REVENUES
   ------------------------          ----------            -------------
   March 31, 1997 - Quarter          $9,968,000              39.1%
   March 31, 1996 - Quarter          $9,919,000              41.2%

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $397,000 for the three month period ended March 31, 1997, compared to the same period last year, due to improvements made to the Company's existing properties during 1996. Amortization expense increased $49,000 for the three month period ended March 31, 1997, compared to the same period last year, due primarily to deferred financing costs which were incurred during 1996 for the mortgage with The Northwestern Mutual Life Insurance Company ("Northwestern").

Interest expense decreased by $803,000, during the three month period ended March 31, 1997, compared to the same period last year, primarily due to the reduction in the average balance of mortgages and loans payable. At March 31, 1997, the weighted average interest rate on the Company's outstanding debt was approximately 8.4 percent.

General and administrative expenses for the three month periods ended March 31, 1997 and 1996, totalled $1,363,000 and $1,466,000, respectively, which is 0.9 percent and 1.0 percent (annualized) of average invested assets. This decrease is primarily due to the decrease in professional fees incurred.

Direct costs of management contracts increased $145,000 for the three month period ended March 31, 1997, compared to the same period last year, due to increased costs associated with providing property management services for all management contracts.

Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale, the Company reversed $381,000 of the provision for loss on land held for sale which had been previously recorded.

Net income totalled $5,693,000 for the quarter ended March 31, 1997, compared to net income of $3,016,000 for the corresponding period of 1996. This improvement is due to the increase in rental revenues and the reduction in interest expense. These items were partially offset by the increases in (i) depreciation and amortization expense and (ii) direct cost of management fees.

LIQUIDITY AND CAPITAL RESOURCES.

     OPERATING ACTIVITIES - During the three months ended March 31, 1997, the Company generated approximately $9.6 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1997.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases.

At March 31, 1997, leases representing approximately 20.9 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1997. This represents 954 leases for space in buildings located in all of the 17 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 1997, leases were renewed on approximately 81 percent of the Company's net rentable square feet which were scheduled to expire during the three month period. For those leases which renewed during the three months ended March 31, 1997, the average rental rate increased from $14.16 to $15.86. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1997 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods.

The Company continues to benefit from improving economic conditions and reduced vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 23.9 percent of the Company's leased space at March 31, 1997, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

     INVESTING ACTIVITIES - At March 31, 1997, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the three month period ended March 31, 1997, the Company's expenditures for improvements to existing properties remained basically unchanged from the corresponding period of the prior year.

During the quarter ended March 31, 1997, the Company sold 8.1 acres of unimproved land located in Miami, Florida for approximately $2,910,000, net of selling costs.

The Company has two buildings under construction which will contain approximately 106,000 net rentable square feet. Expenditures for construction of these two buildings are expected to total approximately $7.6 million, excluding land and tenant improvement costs.

The Company expects to acquire approximately $14 million of office buildings and related land during May, 1997.

     FINANCING ACTIVITIES - On April 7, 1997, the Company closed on a $50 million secured revolving credit facility provided by First Union National Bank of Florida and Morgan Guaranty Trust Company of New York. In addition, the Company has a cash balance of $41.8 million at March 31, 1997.

On May 2, 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock (the "Shares"). On that date, the Company repurchased 372,000 Shares for approximately $5.7 million.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $11.5 million over the next 12 months. The Company plans to draw $8.3 million of the remaining Northwestern loan proceeds when existing indebtedness on a building matures during August 1997 and believes that the remainder of these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2006. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100 million of its common and/or preferred stock. The Company has not yet issued any equity under such registration statement.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to the Company's centers at March 31, 1997, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                               AVERAGE
                                                          NET                                   ANNUAL
                                     NUMBER             RENTABLE                               RENT PER
                                       OF                SQUARE              PERCENT            SQUARE
KOGER  CENTER                       BUILDINGS             FEET               LEASED(1)          FOOT (2)
-------------                       ---------           --------            ---------          ---------
Atlanta Chamblee                       22                947,920               95%              $15.11
Austin                                 12                370,860               98%               17.06
Charlotte Carmel                        1                109,600              100%               15.29
Charlotte East                         11                468,820               83%               12.90
El Paso                                14                251,930               96%               14.43
Greensboro South                       13                610,470               95%               14.52
Greenville                              8                290,560               90%               15.06
Jacksonville Baymeadows                 4                468,000               99%               15.66
Jacksonville Central                   31                666,500               90%               11.56
Memphis Germantown                      3                258,400               96%               17.38
Orlando Central                        22                565,220               92%               14.28
Orlando University                      2                159,600               98%               16.78
San Antonio                            26                788,670               95%               12.59
St. Petersburg                         15                519,320               95%               13.20
Tallahassee Apalachee Pkwy             14                408,500               91%               16.49
Tallahassee Capital Circle              4                300,700               96%               17.53
Tulsa                                  13                476,280               73%               10.85
                                    -----             ----------

   TOTAL                              215              7,661,350               92%              $14.37
                                     ====              =========              ====              ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing (a) total annualized rents for a center as of March 31, 1997 by (b) the net rentable square feet applicable to such total annualized rents.

(b)  The following schedule sets forth for all of the Company's office buildings
     (i) the number of leases which will expire during the remainder of calender year 1997 and calendar years 1998 through 2005, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on March 31, 1997 and on the terms of leases in effect as of March 31, 1997, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 81 percent of the Company's net rentable square feet which were scheduled to expire during the three month period ended March 31, 1997.

                                            PERCENTAGE OF        AVERAGE                             PERCENTAGE
                                            TOTAL SQUARE        ANNUAL RENT           TOTAL           OF TOTAL
           NUMBER OF       NUMBER OF        FEET LEASED         PER SQUARE          ANNUALIZED       ANNUAL. RENTS
            LEASES        SQUARE FEET      REPRESENTED BY       FOOT UNDER         RENTS UNDER      REPRESENTED BY
PERIOD     EXPIRING        EXPIRING        EXPIRING LEASES    EXPIRING LEASES     EXPIRING LEASES   EXPIRING LEASES
------     --------       ----------       ---------------    ---------------     ---------------   ---------------
 1997         954         1,496,239             21.0%             $14.28            $ 21,369,484          20.9%
 1998         639         1,596,598             22.5%              14.01              22,375,286          21.9%
 1999         491         1,315,698             18.5%              13.44              17,684,364          17.3%
 2000         195           780,058             11.0%              14.82              11,562,429          11.3%
 2001         112           943,748             13.3%              15.17              14,317,791          14.0%
 2002          27           205,208              2.9%              13.72               2,815,430           2.8%
 2003          13           113,237              1.6%              13.95               1,579,639           1.6%
 2004           6           111,975              1.6%              12.52               1,402,282           1.4%
 2005           4            29,673              0.4%              12.33                 366,001           0.4%
 OTHER         20           512,126              7.2%              16.84               8,625,271           8.4%
            -----         ---------            ------                               ------------         ------

 TOTAL      2,461         7,104,560            100.0%             $14.37            $102,097,977         100.0%
            =====         =========            ======             ======            ============         ======

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

                                                          THREE MONTH PERIOD
                                                            ENDED MARCH 31,
                                                          ------------------
                                                            1997      1996
                                                          --------   ------
        Net Income                                        $ 5,693    $3,016
        Depreciation - real estate                          5,051     4,660
        Amortization - deferred tenant costs                  235       225
        Amortization - goodwill                                42        43
        Litigation costs                                                255
        Provision for loss on land held for sale             (381)
        Gain on TKPL note to Southeast                        (46)
                                                          -------    ------
           Funds  from Operations                         $10,594    $8,199
                                                          =======    ======

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               EXHIBIT
               NUMBER     DESCRIPTION
               ------     -----------
                 11       Earnings Per Share Computations.
                 15       Letter re: Unaudited interim financial information.
                 27       Financial Data Schedule(for SEC use only).

         (b)   Reports on Form 8-K
               On March 10, 1997, the Company filed a Form 8-K (dated December 16, 1996) reporting under Item 5, Other Events, that the Company had closed a loan with The Northwestern Mutual Life Insurance Company and providing under Item 7, Financial Statements and Exhibits, copies of the loan documents evidencing the refinancing of $190 million of debt of the Company by The Northwestern Mutual Life Insurance Company, $175.9 million of which was funded on December 16, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                KOGER EQUITY, INC.
                                                    Registrant





                                                [VICTOR A. HUGHES]
                                                ------------------
                                                 VICTOR A. HUGHES
                                               CHAIRMAN OF THE BOARD
                                              CHIEF EXECUTIVE OFFICER

Dated: May 8, 1997


                                                [JAMES L. STEPHENS]
                                                -------------------
                                                JAMES L. STEPHENS
                                                VICE PRESIDENT AND
                                             CHIEF ACCOUNTING OFFICER