Form 10-Q
period 1997-06-30
KOGER EQUITY INC
filed 1997-08-11
CIK 835664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997 OR

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

Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                           Outstanding at July 30, 1997
    Common Stock, $.01 par value                       20,937,937 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

         Independent Accountants' Report.................................    2

       Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996..........................    3

         Condensed Consolidated Statements of Operations
            for the Three and Six Month Periods Ended
            June 30, 1997 and 1996.......................................    4

         Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Six Month Period
            Ended June 30, 1997..........................................    5

         Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 1997
            and 1996.....................................................    6

         Notes to Condensed Consolidated Financial
            Statements for the Three and Six Month Periods
            Ended June 30, 1997 and 1996.................................    7

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........   10

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings........................................   13

       Item 5.  Other Information........................................   14

       Item 6.  Exhibits and Reports on Form 8-K.........................   17

       Signatures........................................................   18

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 1997, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, the condensed consolidated statement of changes in shareholders' equity for the six month period ended June 30, 1997 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE  LLP
Jacksonville, Florida
August 6, 1997

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                          JUNE 30,   DECEMBER 31,
                                                            1997         1996
                                                         ---------   ------------
ASSETS
Real Estate Investments:
    Operating properties:
       Land                                              $ 103,527    $  98,567
       Buildings                                           516,478      482,836
       Furniture and equipment                               1,793        1,569
       Accumulated depreciation                            (92,762)     (82,478)
                                                         ---------    ---------
          Operating properties - net                       529,036      500,494
    Properties under construction:
       Land                                                  4,113        2,083
       Buildings                                             6,496          930
    Undeveloped land held for investment                    20,096       20,558
    Undeveloped land held for sale                           2,891        6,550
Cash and temporary investments                               5,826       35,715
Accounts receivable, net of allowance for
    uncollectible accounts of $280 and $231                  4,686        5,600
Investment in Koger Realty Services, Inc.                      501          259
Cost in excess of fair value of net assets acquired,
    net of accumulated amortization of $600 and $515         1,955        2,040
Other assets                                                10,449       10,437
                                                         ---------    ---------
       TOTAL ASSETS                                      $ 586,049    $ 584,666
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Mortgages and loans payable                          $ 199,598    $ 203,044
    Accounts payable                                         2,885        4,662
    Accrued real estate taxes payable                        4,986        2,144
    Accrued liabilities - other                              4,223        5,467
    Dividends payable                                        2,075        1,045
    Advance rents and security deposits                      4,289        4,169
                                                         ---------    ---------
       Total Liabilities                                   218,056      220,531
                                                         ---------    ---------

Commitments and Contingencies

Shareholders' Equity
    Common stock                                               237          236
    Capital in excess of par value                         363,772      362,127
    Warrants                                                 2,235        2,243
    Retained earnings                                       30,241       22,666
    Treasury stock, at cost                                (28,492)     (23,137)
                                                         ---------    ---------
       Total Shareholders' Equity                          367,993      364,135
                                                         ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 586,049    $ 584,666
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTH PERIOD                   SIX MONTH PERIOD
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                      --------------------------          --------------------------
                                                        1997              1996              1997              1996
                                                        ----              ----              ----              ----
REVENUES
   Rental                                             $ 26,387          $ 24,160          $ 51,770          $ 48,145
   Other rental services                                   121               176               250               271
   Management fees                                         929               523             1,570             1,051
   Interest                                                372               429               906               802
   Income from Koger Realty Services, Inc.                 183               172               393               368
   Gain on TKPL Note to Southeast                          (55)              (76)               (9)              (76)
                                                      --------          --------          --------          --------
         Total revenues                                 27,937            25,384            54,880            50,561
                                                      --------          --------          --------          --------

EXPENSES
   Property operations                                  10,819            10,345            20,787            20,264
   Depreciation and amortization                         5,621             5,089            11,114            10,136
   Mortgage and loan interest                            4,068             4,935             8,227             9,897
   General and administrative                            1,526             1,402             2,889             2,868
   Direct cost of management fees                          567               417             1,084               789
   Undeveloped land costs                                  120               138               234               267
   Provision for loss on land held for sale                  2                                (379)
   Loss on early retirement of debt                         42                                  42
   Litigation costs                                                          298                                 553
   Loss on sale or disposition of assets                                     423                                 423
                                                      --------          --------          --------          --------
         Total expenses                                 22,765            23,047            43,998            45,197
                                                      --------          --------          --------          --------

INCOME BEFORE INCOME TAXES                               5,172             2,337            10,882             5,364
Income taxes                                               164               123               181               134
                                                      --------          --------          --------          --------
NET INCOME                                            $  5,008          $  2,214          $ 10,701          $  5,230
                                                      ========          ========          --------          ========

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
   Primary                                            $   0.23          $   0.12          $   0.48          $   0.28
                                                      ========          ========          ========          ========
   Fully Diluted                                      $   0.23          $   0.12          $   0.48          $   0.28
                                                      ========          ========          ========          ========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary                                              22,053            18,682            22,205            18,629
                                                      ========          ========          ========          ========
   Fully Diluted                                        22,184            18,711            22,271            18,644
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


                                 COMMON STOCK                                                                      TOTAL
                               ----------------     CAPITAL IN                               TREASURY STOCK       SHARE-
                                           PAR       EXCESS OF                RETAINED     ------------------     HOLDERS'
                               SHARES     VALUE      PAR VALUE     WARRANTS   EARNINGS     SHARES      COST        EQUITY
                               ------     -----     ----------     --------   --------     ------    --------     --------
Balance, January 1, 1997       23,560      $236       $362,127      $2,243     $22,666      2,668    $(23,137)    $364,135
Treasury Stock Reissued                                    478                                (49)        406          884
Treasury Stock Purchased                                                                      372      (5,750)      (5,750)
Warrants Exercised                  4                       42          (8)                                             34
Stock Options Exercised           175         1          1,125                                  1         (11)       1,115
Dividends Declared                                                              (3,126)                             (3,126)
Net Income                                                                      10,701                              10,701
                               ------      ----       --------      ------     -------      -----    --------     --------
 Balance, June 30, 1997        23,739      $237       $363,772      $2,235     $30,241      2,992    $(28,492)    $367,993
                               ======      ====       ========      ======     =======      =====    ========     ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                              SIX MONTH PERIOD
                                                                               ENDED JUNE 30,
                                                                            --------------------
                                                                              1997        1996
                                                                            --------    --------
OPERATING ACTIVITIES
    Net income                                                              $ 10,701    $  5,230
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          11,114      10,136
       Provision for loss on land held for sale                                 (379)
       Income from Koger Realty Services, Inc.                                  (393)       (368)
       Provision for uncollectible accounts                                      119
       Loss on sale or disposition of assets                                                 423
       Loss on early debt repayment                                               42
       Amortization of mortgage discounts                                         48          88
       Accrued interest added to principal                                                    75
       Increase in accounts payable, accrued
          liabilities and other liabilities                                      732       1,614
       Decrease in receivables and other assets                                1,133         317
                                                                            --------    --------
           Net cash provided by operating activities                          23,117      17,515
                                                                            --------    --------

INVESTING ACTIVITIES
    Property acquisitions                                                    (32,896)
    Building construction expenditures                                        (5,566)
    Tenant improvements to existing properties                                (4,206)     (2,821)
    Building improvements to existing properties                              (1,400)     (1,229)
    Energy management improvements                                              (538)     (1,499)
    Deferred tenant costs                                                       (395)       (596)
    Additions to furniture and equipment                                        (224)        (46)
    Proceeds from sale of assets                                               2,908
    Dividends received from Koger Realty Services, Inc.                          151
                                                                            --------    --------
           Net cash used in investing activities                             (42,166)     (6,191)
                                                                            --------    --------

FINANCING ACTIVITIES
    Proceeds from sale of stock under Stock Investment Plan                      163          90
    Proceeds from exercise of warrants and stock options                       1,039         191
    Dividends paid                                                            (2,096)
    Principal payments on mortgages and loans                                 (3,496)     (2,019)
    Treasury stock purchase                                                   (5,750)
    Financing costs                                                             (700)       (397)
                                                                            --------    --------
           Net cash used in financing activities                             (10,840)     (2,135)
                                                                            --------    --------
Net increase (decrease) in cash and cash equivalents                         (29,889)      9,189
Cash and cash equivalents - beginning of period                               35,715      25,415
                                                                            --------    --------
Cash and cash equivalents - end of period                                   $  5,826    $ 34,604
                                                                            ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for interest, net of capitalized interest   $  8,179    $  9,677
                                                                            ========    ========
    Cash paid during the period for income taxes                            $    181    $    135
                                                                            ========    ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1997 AND 1996
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Certain 1996 amounts have been reclassified to conform with 1997 presentations.

In March 1997, the Financial Accounting Standards Board (the"FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ended December 31, 1997.

In June 1997, the FASB Issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segments profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

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

         3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1996 and does not expect to have REIT taxable income during 1997, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $127,000 for alternative minimum tax for the six month period ended June 30, 1997. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the six month period ended June 30, 1997, the Company contributed 23,657 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately

$444,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1996. In addition, the Company issued 15,455 shares of common stock as payment for certain 1996 bonuses for senior management. These shares had a value of approximately $278,000 based on the closing price of the Company's common stock on the American Stock Exchange on January 6, 1997. During the six month period ended June 30, 1996, the Company contributed 43,804 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's stock on the American Stock Exchange on December 31, 1995.

         5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

         6. MORTGAGES AND LOANS PAYABLE. At June 30, 1997, the Company had $199,598,000 of loans outstanding, which are collateralized by mortgages on certain operating properties.

Annual maturities for mortgages and loans payable, which are gross of $320,000 of discounts, are as follows (in thousands):

                           YEAR ENDING
                           DECEMBER 31,
                               1997                                    $  9,678
                               1998                                       3,245
                               1999                                       3,530
                               2000                                      18,088
                               2001                                       3,319
                               Subsequent Years                         162,058
                                                                       --------
                                 Total                                 $199,918
                                                                       ========

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

         7. DIVIDENDS. The Company paid a quarterly dividend of $0.05 per share on February 10, 1997, to shareholders of record on January 6, 1997. The Company paid a quarterly dividend of $0.05 per share on May 6, 1997, to shareholders of record on April 4, 1997. During the quarter ended June 30, 1997, the Company's Board of Directors declared a quarterly dividend of $0.10 per share payable on August 6, 1997, to shareholders of record on July 3, 1997. The Company currently expects that all dividends paid during 1997 will be treated as ordinary income for income tax purposes.

         8. SUBSEQUENT EVENTS. During July 1997, the Company's Board of Directors approved the redemption of warrants outstanding on August 29, 1997 (the "Redemption Date") for $3.81 per warrant. Each warrant gives the holder the right to purchase one share of common stock at a price of $8.00 per share, until the Redemption Date.

On August 4, 1997, the Company acquired a building, containing 80,500 net rentable square feet, located in Tallahassee, Florida for a purchase price of $9.575 million.

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

RESULTS OF OPERATIONS.

Rental revenues totalled $26,387,000 for the quarter ended June 30, 1997, compared to $24,160,000 for the quarter ended June 30, 1996. This increase in rental revenues resulted primarily from (i) increases in the percent leased rate and the Company's average rental rate and (ii) rental revenues from the properties acquired during the quarter ($541,000). At June 30, 1997, the Company's buildings were on average 92 percent leased with an average rental rate of $14.41. Rental revenues increased to $51,770,000 during the six month period ended June 30, 1997, compared to $48,145,000 during the same period last year. This increase resulted primarily from the same items detailed above.

Management fee revenues totalled $929,000 for the quarter ended June 30, 1997, compared to $523,000 for the quarter ended June 30, 1996. This increase was due primarily to an increase in the leasing fees earned under the management contract with Centoff. Management fee revenues increased to $1,570,000 during the six month period ended June 30, 1997, compared to $1,051,000 during the same period last year, primarily for the same reason mentioned above.

Interest revenues decreased $57,000 for the three month period ended June 30, 1997, compared to the same period last year, due to the lower average balance of cash to invest. Compared to the same period last year, interest revenues increased $104,000 during the six month period ended June 30, 1997, due to the higher average balance of cash to invest.

Property operating expenses include such charges as utilities, real estate taxes, janitorial, maintenance, provision for uncollectible rents and management costs. The amounts of property operating expenses and their percentages of total rental revenues for the applicable periods are as follows:

                                                                 PERCENT OF
                                                                TOTAL RENTAL
                  PERIOD                        AMOUNT            REVENUES
         --------------------------          -----------        ------------
         June 30, 1997 - Quarter             $10,819,000            40.8%
         June 30, 1996 - Quarter              10,345,000            42.5%
         June 30, 1997 - Six Months           20,787,000            40.0%
         June 30, 1996 - Six Months           20,264,000            41.9%

Property operating expenses increased primarily due to (iI) increased accruals for real estate taxes and (ii) operating expenses for the properties acquired during the quarter ($194,000).

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $369,000 and $766,000, respectively, for the three and six month periods ended June 30, 1997, compared to the same periods last year, due to (i) improvements made to the Company's existing properties during 1996 and (ii) the properties acquired during the quarter ended June 30, 1997. Amortization expense increased $163,000 and $212,000, respectively, for the three and six month periods ended June 30, 1997, compared to the same periods last year, due primarily to financing costs which were incurred for (i) the mortgage with The Northwestern Mutual Life Insurance Company ("Northwestern") and (ii) the secured revolving credit facility which closed during April, 1997.

Interest expense decreased by $867,000 and $1,670,000, respectively, during the three and six month periods ended June 30, 1997, compared to the same periods last year, primarily due to the reduction in the average balance of mortgages and loans payable. At June 30, 1997, the weighted average interest rate on the Company's outstanding debt was approximately 8.4 percent.

General and administrative expenses for the three month periods ended June 30, 1997 and 1996, totalled $1,526,000 and $1,402,000, respectively, which is 1.0 percent and 0.9 percent (annualized) of average invested assets. General and administrative expenses for the six month periods ended June 30, 1997 and 1996, totalled $2,889,000 and $2,868,000, respectively, which is 0.9 percent and 1.0 percent (annualized) of average invested assets.

Direct costs of management contracts increased $150,000 and $295,000, respectively, for the three and six month periods ended June 30, 1997, compared to the same periods last year, due to increased costs associated with providing property management services for all management contracts.

Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale, the Company reversed $379,000 of the provision for loss on land held for sale, which had been previously recorded.

Net income totalled $5,008,000 for the quarter ended June 30, 1997, compared to net income of $2,214,000 for the corresponding period of 1996. This improvement is due primarily to the increase in rental revenues and the reductions in (i) interest expense, (ii) litigation costs, and (iii) loss on sale or disposition of assets. These items were partially offset by the increases in (i) property operations expense, (ii) depreciation and amortization expense, and (iii) direct cost of management fees. Net income increased $5,471,000 during the six month period ended June 30, 1997, compared to the same period last year, due to the same items detailed above.

LIQUIDITY AND CAPITAL RESOURCES.

         OPERATING ACTIVITIES - During the six months ended June 30, 1997, the Company generated approximately $23.1 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of

Centoff and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1997.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases.

At June 30, 1997, leases representing approximately 15.6 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1997. This represents 688 leases for space in buildings located in 19 of the 20 centers in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 1997, leases were renewed on approximately 69 percent of the Company's net rentable square feet which were scheduled to expire during the six month period. For those leases which renewed during the six months ended June 30, 1997, the average rental rate increased from $14.38 to $15.28. Based upon the significant number of leases which will expire during 1997 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 22.7 percent of the Company's leased space at June 30, 1997, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

         INVESTING ACTIVITIES - At June 30, 1997, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the six month period ended June 30, 1997, the Company's expenditures for improvements to existing properties increased by $595,000 over the corresponding period of the prior year primarily due to increases in expenditures for tenant improvements to the Company's buildings.

During the quarter ended March 31, 1997, the Company sold 8.1 acres of unimproved land located in Miami, Florida for approximately $2,908,000, net of selling costs.

On May 15, 1997, the Company acquired three buildings, containing 134,000 net rentable square feet, and 5.26 acres of unimproved land located in Greenville, South Carolina for a purchase price of $14 million. On June 4, 1997, the Company acquired two buildings, containing 214,000 net rentable square feet, located in San Antonio, Texas for a purchase price of $15.5 million. On June 18, 1997, the Company acquired a building, containing 23,000 net rentable square feet, located in Jacksonville, Florida for a purchase price of $3.3 million.

The Company has four buildings under construction which will contain approximately 246,000 net rentable square feet. Expenditures for construction of these four buildings are expected to total approximately $18.4 million, excluding land and tenant improvement costs.

         FINANCING ACTIVITIES - On April 7, 1997, the Company closed on a $50 million secured revolving credit facility provided by First Union National Bank of Florida and Morgan Guaranty Trust Company of New York. The Company repaid approximately $1.9 million of the outstanding balances of mortgages and loans payable during the quarter ended June 30, 1997. These early repayments resulted in the release of four buildings, containing 126,370 net rentable square feet, which had been collateral for these loans. At June 30, 1997, the Company had 65 buildings, containing 2,237,180 net rentable square feet, which were unencumbered.

On May 2, 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock (the "Shares"). On that date, the Company repurchased 372,600 Shares for approximately $5.75 million.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $11.3 million over the next 12 months. The Company plans to draw $8.3 million of the remaining Northwestern loan proceeds when existing indebtedness on a building matures during August 1997 and believes that the remainder of these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2006. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness. On August 22, 1994, the Company filed a shelf registration statement with respect to the possible issuance of up to $100 million of its common and/or preferred stock. The Company has not yet issued any equity under such registration statement.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 5. OTHER INFORMATION

(a) The following table sets forth, with respect to the Company's centers at June 30, 1997, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                  AVERAGE
                                                             NET                               ANNUAL
                                         NUMBER           RENTABLE                            RENT PER
                                           OF              SQUARE           PERCENT            SQUARE
KOGER  CENTER                           BUILDINGS           FEET           LEASED(1)           FOOT(2)
-------------                           ---------         ---------        ---------          --------
Atlanta Chamblee                            22              947,920            96%             $15.16
Austin                                      12              370,860            98%              17.48
Charlotte Carmel                             1              109,600           100%              15.36
Charlotte East                              11              468,820            83%              12.95
El Paso                                     14              251,930            92%              14.57
Greensboro South                            13              610,470            94%              14.64
Greenville Park Central(3)                   3              134,000            97%              15.47
Greenville Roper Mt.                         8              290,560            97%              14.93
Jacksonville Baymeadows                      4              468,000           100%              14.90
Jacksonville Central                        31              666,500            89%              11.60
Jacksonville Deerwood Park(3)                1               23,000           100%              15.85
Memphis Germantown                           3              258,400            99%              17.44
Orlando Central                             22              565,220            93%              14.36
Orlando University                           2              159,600            99%              16.94
San Antonio Airport(3)                       2              214,000            77%              14.96
San Antonio West                            26              788,670            93%              12.82
St. Petersburg                              15              519,320            95%              13.28
Tallahassee Apalachee Pkwy                  14              408,500            86%              16.58
Tallahassee Capital Circle                   4              300,700            89%              16.48
Tulsa                                       13              476,280            74%              10.95
                                           ---            ---------

   TOTAL                                   221            8,032,350            92%             $14.41
                                           ===            =========            ===             ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing (a) total annualized rents for a center as of June 30, 1997 by (b) the net rentable square feet applicable to such total annualized rents.

(3)      These properties were acquired during the quarter ended June 30, 1997.

(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1997 and calendar years 1998 through 2005,
         (ii) the total net rentable area in square feet covered by such leases,
         (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and
         (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on June 30, 1997 and on the terms of leases in effect as of June 30, 1997, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 69 percent of the Company's net rentable square feet which were scheduled to expire during the six month period ended June 30, 1997.


                                            PERCENTAGE OF           AVERAGE                                PERCENTAGE
                                             TOTAL SQUARE         ANNUAL RENT                               OF TOTAL
              NUMBER OF     NUMBER OF         FEET LEASED         PER SQUARE          TOTAL ANNUAL        ANNUAL RENTS
               LEASES      SQUARE FEET      REPRESENTED BY        FOOT UNDER          RENTS UNDER        REPRESENTED BY
PERIOD        EXPIRING       EXPIRING       EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES
------       ----------    -----------      ---------------     ---------------     ---------------     ---------------
 1997            688        1,172,537             15.8%              $14.19           $ 16,636,510            15.6%
 1998            832        1,817,092             24.5%               14.14             25,692,603            24.0%
 1999            532        1,382,383             18.7%               13.65             18,872,698            17.7%
 2000            285          939,653             12.7%               14.95             14,045,087            13.1%
 2001            132        1,036,020             14.0%               14.94             15,480,653            14.5%
 2002             47          327,987              4.4%               14.96              4,905,506             4.6%
 2003             16          125,550              1.7%               14.02              1,759,897             1.6%
 2004             10          132,126              1.8%               12.97              1,713,999             1.6%
 2005              5           31,273              0.4%               12.07                377,414             0.4%
 OTHER            22          448,165              6.0%               16.39              7,346,426             6.9%
               -----        ---------            -----                                ------------           -----

   TOTAL       2,569        7,412,786            100.0%              $14.41           $106,830,793           100.0%
               =====        =========            =====               ======           ============           =====

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

                                          THREE MONTH PERIOD     SIX MONTH PERIOD
                                              ENDED JUNE,         ENDED JUNE 30,
                                          ------------------    -----------------
                                             1997      1996       1997      1996
                                           -------   -------    -------   -------
Net Income                                 $ 5,008   $ 2,214    $10,701   $ 5,230
Depreciation - real estate                   5,081     4,718     10,132     9,378
Amortization - deferred tenant costs           252       209        487       434
Amortization - goodwill                         43        42         85        85
Litigation costs                                         298                  553
Loss on early retirement of debt                42                   42
Provision for loss on land held for sale         2                 (379)
Loss on sale or disposition of assets                    423                  423
Gain on TKPL note to Southeast                  55        76          9        76
                                           -------   -------    -------   -------
   Funds from Operations                   $10,483   $ 7,980    $21,077   $16,179
                                           =======   =======    =======   =======

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  EXHIBIT
                  NUMBER            DESCRIPTION
                  -------           -----------

                    11              Earnings Per Share Computations.
                    15              Letter re: Unaudited interim financial
                                    information.
                    27              Financial Data Schedule.


         (b)      Reports on Form 8-K
                  On April 25, 1997, the Company filed a Form 8-K (dated April 7, 1997) reporting under Item 5, Other Events, that the Company had closed a revolving credit facility with First Union National Bank of Florida and Morgan Guaranty Trust Company of New York and providing under Item 7, Financial Statements and Exhibits, copies of the loan documents dated April 7, 1997 evidencing the $50 million revolving credit facility.

                  On May 27, 1997, the Company filed a Form 8-K reporting under
                  Item 5, Other Events, that the Company had issued a News Release and a Letter to Shareholders and providing under Item 7, Financial Statements and Exhibits, a copy of the Koger Equity, Inc. News Release, dated May 27, 1997, and a copy of the Koger Equity, Inc. Letter to Shareholders, dated May 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             KOGER EQUITY, INC.
                                             Registrant




                                             (VICTOR A. HUGHES, JR.)
                                             ------------------------
                                             VICTOR A. HUGHES, JR.
                                             CHAIRMAN OF THE BOARD
                                             CHIEF EXECUTIVE OFFICER

Dated: August 8, 1997


                                             (JAMES L.  STEPHENS)
                                             --------------------
                                             JAMES L. STEPHENS
                                             VICE PRESIDENT AND
                                             CHIEF ACCOUNTING OFFICER