Form 10-Q
period 1997-09-30
KOGER EQUITY INC
filed 1997-10-28
CIK 835664

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1997 or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

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

Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                     Outstanding at October 23, 1997
     Common Stock, $.01 par value                21,892,137 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE NO.

PART I.   FINANCIAL INFORMATION

          Independent Accountants' Report..................................   2

  Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996......................   3

          Condensed Consolidated Statements of Operations
             for the Three and Nine Month Periods Ended
             September 30, 1997 and 1996...................................   4

          Condensed Consolidated Statement of Changes in
             Shareholders' Equity for the Nine Month Period
             Ended September 30, 1997......................................   5

          Condensed Consolidated Statements of Cash Flows
             for the Nine Month Periods Ended September 30, 1997
             and 1996......................................................   6

          Notes to Condensed Consolidated Financial
             Statements for the Three and Nine Month Periods
             Ended September 30, 1997 and 1996.............................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  10

PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................  14

  Item 5.  Other Information...............................................  14

  Item 6.  Exhibits and Reports on Form 8-K................................  17

  Signatures    ...........................................................  18

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, the condensed consolidated statement of changes in shareholders' equity for the nine month period ended September 30, 1997 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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






DELOITTE & TOUCHE  LLP
Jacksonville, Florida
October 24, 1997

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                  1997            1996
                                                             -------------    ------------
ASSETS
Real Estate Investments:
    Operating properties:
       Land                                                     $106,627        $ 98,567
       Buildings                                                 532,968         482,836
       Furniture and equipment                                     2,042           1,569
       Accumulated depreciation                                  (98,395)        (82,478)
                                                                --------        --------
          Operating properties - net                             543,242         500,494
    Properties under construction:
       Land                                                        7,785           2,083
       Buildings                                                   9,415             930
    Undeveloped land held for investment                          15,327          20,558
    Undeveloped land held for sale                                 1,512           6,550
Cash and temporary investments                                     9,293          35,715
Accounts receivable, net of allowance for
    uncollectible accounts of $231 and $231                        4,961           5,600
Investment in Koger Realty Services, Inc.                            384             259
Cost in excess of fair value of net assets acquired,
    net of accumulated amortization of $643  and $515              1,912           2,040
Other assets                                                      11,488          10,437
                                                                --------        --------
       TOTAL ASSETS                                             $605,319        $584,666
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Mortgages and loans payable                                 $202,091        $203,044
    Accounts payable                                               3,011           4,662
    Accrued real estate taxes payable                              6,859           2,144
    Accrued liabilities - other                                    5,025           5,467
    Dividends payable                                              3,283           1,045
    Advance rents and security deposits                            4,526           4,169
                                                                --------        --------
       Total Liabilities                                         224,795         220,531
                                                                --------        --------

Commitments and Contingencies

Shareholders' Equity
    Common stock                                                     249             236
    Capital in excess of par value                               374,988         362,127
    Warrants                                                                       2,243
    Retained earnings                                             33,745          22,666
    Treasury stock, at cost                                      (28,458)        (23,137)
                                                                --------        --------
       Total Shareholders' Equity                                380,524         364,135
                                                                --------        --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $605,319        $584,666
                                                                ========        ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTH PERIOD         NINE MONTH PERIOD
                                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                     -----------------------     ---------------------
                                                       1997           1996         1997         1996
                                                     --------       --------     --------     --------
REVENUES
   Rental                                             $28,079        $24,515      $79,849      $72,660
   Other rental services                                  151             95          401          366
   Management fees                                        639            842        2,209        1,893
   Interest                                               178            505        1,084        1,307
   Income from Koger Realty Services, Inc.                 96           (251)         489          117
   Gain on TKPL note to Southeast                                         55           (9)         (21)
                                                      -------        -------      --------     --------
      Total revenues                                   29,143         25,761       84,023       76,322
                                                      -------        -------      -------      -------

EXPENSES
   Property operations                                 12,037         10,930       32,824       31,194
   Depreciation and amortization                        6,124          5,543       17,238       15,679
   Mortgage and loan interest                           4,037          4,968       12,264       14,865
   General and administrative                           1,367          1,235        4,256        4,103
   Direct cost of management fees                         469            511        1,553        1,300
   Undeveloped land costs                                 107            131          341          398
   Loss on early retirement of debt                       102             18          144           18
   Provision for loss on land held for sale                                         (379)
   Litigation costs                                                     (182)                      371
                                                      -------        -------      ---------    -------
      Total expenses                                   24,243         23,154       68,241       67,928
                                                      -------        -------      -------      -------
INCOME BEFORE GAIN (LOSS) ON SALE OR
   DISPOSITION OF ASSETS                                4,900          2,607       15,782        8,394
Gain (loss) on sale or disposition of assets            2,057            (29)       2,057         (452)
                                                      -------        -------      -------      -------
INCOME BEFORE INCOME TAXES                              6,957          2,578       17,839        7,942
Income taxes                                                8            317          189          451
                                                      -------        -------      -------      -------
NET INCOME                                            $ 6,949        $ 2,261      $17,650      $ 7,491
                                                      =======        =======      =======      =======
EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
   Primary                                            $  0.31        $  0.12      $  0.79      $  0.40
                                                      =======        =======      =======      =======
   Fully Diluted                                      $  0.31        $  0.12      $  0.79      $  0.40
                                                      =======        =======      =======      =======

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary                                             22,341         18,961       22,251       18,741
                                                      =======        =======      =======      =======
   Fully Diluted                                       22,412         19,043       22,319       18,778
                                                     ========        =======      =======      =======

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                     COMMON STOCK                                                                    TOTAL
                                   ----------------     CAPITAL IN                             TREASURY STOCK         SHARE-
                                              PAR       EXCESS OF                RETAINED    -----------------       HOLDERS'
                                   SHARES     VALUE     PAR VALUE     WARRANTS   EARNINGS    SHARES       COST       EQUITY
                                   ------     -----     ---------     --------   --------    ------       ----       ------
Balance, January 1, 1997           23,560      $236      $362,127     $ 2,243     $22,666     2,668     $(23,137)    $364,135
Treasury Stock Reissued                                       531                               (54)         447          978
Treasury Stock Purchased                                                                        372       (5,750)      (5,750)
Warrants Redeemed                                                        (236)       (143)                               (379)
Warrants Exercised                    994        10         9,945      (2,007)                                          7,948
Stock Options Exercised               320         3         2,385                                 1          (18)       2,370
Dividends Declared                                                                 (6,428)                             (6,428)
Net Income                                                                         17,650                              17,650
                                   ------      ----      --------     -------     -------     -----     --------     --------
Balance, September 30, 1997        24,874      $249      $374,988     $     0     $33,745     2,987     $(28,458)    $380,524
                                   ======      ====      ========     =======     =======     =====     ========     ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                      NINE MONTH PERIOD
                                                                     ENDED SEPTEMBER 30,
                                                                 --------------------------
                                                                   1997              1996
                                                                 --------           -------
OPERATING ACTIVITIES
    Net income                                                   $  17,650          $  7,491
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 17,238            15,679
      Income from Koger Realty Services, Inc.                         (489)             (117)
      Provision for loss on land held for sale                        (379)
      Provision for uncollectible accounts                             156
      Gain on TKPL unsecured note to Southeast                           9                21
      Loss (Gain) on sale or disposition of assets                  (2,057)              452
      Loss on early debt repayment                                     144                18
      Amortization of mortgage discounts                                71               132
      Accrued interest added to principal                                                112
      Increase in accounts payable, accrued
        liabilities and other liabilities                            3,828             4,495
      Decrease (increase)  in receivables and other assets             200            (6,385)
                                                                 ---------          --------
          Net cash provided by operating activities                 36,371            21,898
                                                                 ---------          --------
INVESTING ACTIVITIES
    Property acquisitions                                          (45,833)
    Building construction expenditures                             (11,731)             (248)
    Tenant improvements to first generation space                     (135)
    Tenant improvements to existing properties                      (5,622)           (4,353)
    Building improvements                                           (2,181)           (2,030)
    Energy management improvements                                    (531)           (1,764)
    Deferred tenant costs                                           (1,220)           (1,561)
    Additions to furniture and equipment                              (473)             (116)
    Proceeds from sale of assets                                     6,345             1,266
    Dividends received from Koger Realty Services, Inc.                364               414
                                                                 ---------          --------
          Net cash used in investing activities                    (61,017)           (8,392)
                                                                 ---------          --------
FINANCING ACTIVITIES
    Proceeds from sale of stock under Stock Investment Plan            257               140
    Proceeds from exercise of warrants and stock options            10,141               312
    Proceeds from mortgage and loans                                24,300
    Dividends paid                                                  (4,190)
    Principal payments on mortgages and loans                      (25,428)           (5,245)
    Treasury stock purchase                                         (5,750)
    Warrants redeemed                                                 (379)
    Financing costs                                                   (727)             (700)
                                                                 ---------          --------
          Net cash used in financing activities                     (1,776)           (5,493)
                                                                 ---------          --------
Net increase (decrease) in cash and cash equivalents               (26,422)            8,013
Cash and cash equivalents - beginning of period                     35,715            25,415
                                                                 ---------          --------
Cash and cash equivalents - end of period                        $   9,293          $ 33,428
                                                                 =========          ========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for interest,
    net of capitalized interest                                  $  12,193          $ 14,542
                                                                 =========          ========
    Cash paid during the period for income taxes                 $     189          $    451
                                                                 =========          ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1997 AND 1996
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Certain 1996 amounts have been reclassified to conform with 1997 presentations.

In March 1997, the Financial Accounting Standards Board (the"FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ending December 31, 1997.

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

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since, the Company had no REIT taxable income during 1996 and does not expect to have REIT taxable income during 1997, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $127,000 for alternative minimum tax for the nine month period ended September 30, 1997. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

     4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the nine month period ended September 30, 1997, the Company contributed 23,657 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $444,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1996. In addition, the Company issued 15,455 shares of common stock as payment for certain 1996 bonuses for senior management. These shares had a value of approximately $278,000 based on the closing price of the Company's common stock on the American Stock Exchange on January 6, 1997. During the nine month period ended September 30, 1996, the Company contributed 43,804 shares of common stock to the Company's 401(K) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1995.

      5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

      6. MORTGAGES AND LOANS PAYABLE. At September 30, 1997, the Company had $202,091,000 of loans outstanding, which are collateralized by mortgages on certain operating properties.

Annual maturities for mortgages and loans payable, which are gross of $194,000 of discounts, are as follows (in thousands):

          YEAR ENDING DECEMBER 31,
                   1997                            $    848
                   1998                               3,708
                   1999                              12,035
                   2000                              12,002
                   2001                               3,316
                   Subsequent Years                 170,376
                                                   --------
                         Total                     $202,285
                                                   ========

On April 7, 1997, the Company closed on a $50 million secured revolving credit facility provided by First Union National Bank of Florida and Morgan Guaranty Trust Company of New York. Based on the Company's election, the interest rate on this revolving credit facility will be either (i) the lender's LIBOR rate plus 200 basis points or (ii) the lender's prime rate. Interest payments will be due monthly on this revolving credit facility which has a term of two years. At the election of the lender, the term of this credit facility may be extended for additional periods of one year each. This credit facility requires the Company to maintain certain financial ratios.

      7. DIVIDENDS. The Company paid the following dividends during the nine months ended September 30, 1997:

          PAYMENT DATE               RECORD DATE            DIVIDEND PER SHARE
          ------------               -----------            ------------------
       February 10, 1997           January 6, 1997             $0.05
       May 6, 1997                 April 4, 1997               $0.05
       August  6, 1997             July 3, 1997                $0.10

During the quarter ended September 30, 1997, the Company's Board of Directors declared a quarterly dividend of $0.15 per share payable on November 5, 1997, to shareholders of record on September 30, 1997. The Company currently expects that all dividends paid during 1997 will be treated as ordinary income to the recipient for income tax purposes.

     8. WARRANTS. During July 1997, the Company's Board of Directors approved the redemption of warrants outstanding on August 29, 1997 (the "Redemption Date") for $3.81 per warrant. Each warrant gave the holder the right to purchase one share of common stock at a price of $8.00 per share, until the Redemption Date. The Company redeemed 99,871 warrants following the Redemption Date. The remaining warrants were exercised by the holders either on or prior to the Redemption Date.

     9. STOCK OPTIONS. During the quarter ended September 30, 1997, the Company granted 171,392 options to purchase its common stock. The majority of the options granted have been granted with an exercise price equal to the market value at the date of grant.

    10. SUBSEQUENT EVENT. On October 1, 1997, the Company acquired a building, containing 154,100 net rentable square feet, located in Atlanta, Georgia for a purchase price of $21.2 million. This purchase was partially funded with an $18 million draw on the Company's secured revolving line of credit.

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

RESULTS OF OPERATIONS.

Rental revenues totalled $28,079,000 for the quarter ended September 30, 1997, compared to $24,515,000 for the quarter ended September 30, 1996. This increase in rental revenues resulted primarily from (i) increases in the percent leased rate and the Company's average rental rate and (ii) rental revenues from the properties acquired and construction completed during the quarter ($1,562,000). At September 30, 1997, the Company's buildings were on average 92 percent leased with an average rental rate of $14.84. Rental revenues increased to $79,849,000 during the nine month period ended September 30, 1997, compared to $72,660,000 during the same period last year. This increase resulted primarily from the same items detailed above.

Management fee revenues totalled $639,000 for the quarter ended September 30, 1997, compared to $842,000 for the quarter ended September 30, 1996. This decrease was due primarily to a decrease in the leasing fees earned under the management contract with Centoff. Management fee revenues increased to $2,209,000 during the nine month period ended September 30, 1997, compared to $1,893,000 during the same period last year, primarily due to an increase in the leasing fees earned under the management contract with Centoff.

Interest revenues decreased $327,000 and $223,000, respectively, for the three and nine month periods ended September 30, 1997, compared to the same periods last year, due to the lower average balance of cash to invest.

Property operating expenses include such charges as utilities, real estate taxes, janitorial, maintenance, provision for uncollectible rents and management costs. The amounts of property operating expenses and their percentages of total rental revenues for the applicable periods are as follows:

                                                               PERCENT OF
                                                              TOTAL RENTAL
                         PERIOD                AMOUNT           REVENUES
         ----------------------------------   -----------      ------------
         September 30, 1997 - Quarter         $12,037,000          42.6%
         September 30, 1996 - Quarter         $10,930,000          44.4%
         September 30, 1997 - Nine Months     $32,824,000          40.9%
         September 30, 1996 - Nine Months     $31,194,000          42.7%

Property operating expenses increased primarily due to (i) increased accruals for real estate taxes, (ii) increases in janitorial costs and (iii) operating expenses for the properties acquired and construction completed during 1997 ($733,000).

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $421,000 and $1,187,000, respectively, for the three and nine month periods ended September 30, 1997, compared to the same periods last year, due to (i) improvements made to the Company's existing properties during 1996 and 1997 and (ii) the properties acquired and construction completed during 1997. Amortization expense increased $160,000 and $372,000, respectively, for the three and nine month periods ended September 30, 1997, compared to the same periods last year, due primarily to financing costs which were incurred for (i) the mortgage with the Northwestern Mutual Life Insurance Company ("Northwestern") and (ii) the secured revolving credit facility which closed during April, 1997.

Interest expense decreased by $931,000 and $2,601,000, respectively, during the three and nine month periods ended September 30, 1997, compared to the same periods last year, primarily due to the reduction in the average balance of mortgages and loans payable. At September 30, 1997, the weighted average annual interest rate on the Company's outstanding debt was approximately 8.3 percent.

General and administrative expenses for the three month periods ended September 30, 1997 and 1996, totalled $1,367,000 and $1,235,000, respectively, which is
0.8 percent and 0.8 percent (annualized) of average invested assets. General and administrative expenses for the nine month periods ended September 30, 1997 and 1996, totalled $4,256,000 and $4,103,000, respectively, which is 0.9 percent and
0.9 percent (annualized) of average invested assets. These increases were primarily due to (i) increases in director fees due primarily to the increase in the number of directors and (ii) costs for a company-wide managers meeting held during August, 1997.

Direct costs of management contracts totalled $469,000 for the quarter ended September 30, 1997, compared to $511,000 for the quarter ended September 30, 1996. This decrease was due primarily to a decrease in costs related to construction management projects for third party owners. Direct costs of management contracts increased $253,000 for the nine month period ended September 30, 1997, compared to the same period last year, due to increased costs associated with providing property management services for all management contracts.

Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale, the Company reversed $379,000 of the provision for loss on land held for sale, which had been previously recorded.

Net income totalled $6,949,000 for the quarter ended September 30, 1997, compared to net income of $2,261,000 for the corresponding period of 1996. This improvement is due primarily to the increase in rental revenues, the gain on sale or disposition of assets and the reductions in (i) interest expense and
(ii) income tax expense. These items were partially offset by increases in (i) property operations expense and (ii) depreciation and amortization expense. Net income increased $10,159,000 during the nine month period ended September 30, 1997, compared to the same period last year, due to the same items detailed above.

LIQUIDITY AND CAPITAL RESOURCES.

     OPERATING ACTIVITIES - During the nine months ended September 30, 1997, the Company generated approximately $36.4 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1997.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases.

At September 30, 1997, leases representing approximately 9.6 percent of the gross annual rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1997. This represents 387 leases for space in buildings located in 19 of the 20 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 1997, leases were renewed on approximately 68 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period. For those leases which renewed during the nine months ended September 30, 1997, the average rental rate increased from $14.44 to $15.69. Based upon the significant number of leases which will expire during 1997 and 1998 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 24.5 percent of the Company's leased space at September 30, 1997, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

     INVESTING ACTIVITIES - At September 30, 1997, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the nine month period ended September 30, 1997, the Company's expenditures for improvements to existing properties increased by $187,000 over the corresponding period of the prior year primarily due to increases in expenditures for tenant improvements to the Company's buildings.

During the quarter ended March 31, 1997, the Company sold 8.1 acres of unimproved land located in Miami, Florida for approximately $2,908,000, net of selling costs. On August 8, 1997, the Company sold 17.2 acres of unimproved land located in Richmond, Virginia for approximately $3,433,000 , net of selling costs.

On May 15, 1997, the Company acquired three buildings, containing 134,000 net rentable square feet, and 5.26 acres of unimproved land located in Greenville, South Carolina for a purchase price of $14 million. On June 4, 1997, the Company acquired two buildings, containing 214,100 net rentable square feet, located in San Antonio, Texas for a purchase price of $15.5 million. On June 18, 1997, the Company acquired a building, containing 23,000 net rentable square feet, located in Jacksonville, Florida for a purchase price of $3.3 million. On August 4, 1997, the Company acquired a building, containing 80,500 net rentable square feet, located in Tallahassee, Florida for a purchase price of $9.575 million. On September 23, 1997, the Company acquired two buildings, containing 46,400 net rentable square feet, and 2.4 acres of unimproved land located in El Paso, Texas for a purchase price of $3.3 million.

During the quarter ended September 30, 1997, the Company completed the construction of a building located in Memphis, Tennessee which contains 40,700 net rentable square feet. The Company has seven buildings under construction which will contain approximately 567,600 net rentable square feet. Expenditures for construction of these seven buildings are expected to total approximately $42.2 million, excluding land and tenant improvement costs.

     FINANCING ACTIVITIES - During April 1997, the Company closed on a $50 million secured revolving credit facility provided by First Union National Bank of Florida and Morgan Guaranty Trust Company of New York. As of September 30, 1997, the Company had $8 million outstanding under this revolving credit facility. During August, 1997, the Company drew $8.3 million of the remaining Northwestern loan proceeds when the $8.2 million existing indebtedness on a building matured. The Company repaid approximately $6.9 million of the outstanding balances of mortgages and loans payable during the nine months ended September 30, 1997. These early repayments resulted in the release of four buildings, containing 126,370 net rentable square feet, which had been collateral for these loans. At September 30, 1997, the Company had 69 buildings, containing 2,459,000 net rentable square feet, which were unencumbered.

On May 2, 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock (the "Shares"). On that date, the Company repurchased 372,600 Shares for approximately $5.75 million.

During July 1997, the Company's Board of Directors approved the redemption of warrants outstanding on August 29, 1997 (the "Redemption Date") for $3.81 per warrant. Each warrant gave the holder the right to purchase one Share at a price of $8.00 per Share, until the Redemption Date. The Company redeemed 99,871 warrants following the Redemption Date. The remaining warrants were exercised by the holders either on or prior to the Redemption Date.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $3.6 million over the next 12 months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2006. Depending on market conditions, the Company may seek to raise additional equity capital, the proceeds of which would be used to reduce existing indebtedness, for working capital and for general corporate purposes, which may include the acquisition of properties and the development, expansion and improvement of certain properties in the Company's portfolio. The Company filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock. The Company has not yet issued any equity under such registration statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to the Company's centers at September 30, 1997, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                             AVERAGE
                                                                  NET                                        ANNUAL
                                          NUMBER               RENTABLE                                     RENT PER
                                            OF                  SQUARE               PERCENT                 SQUARE
KOGER  CENTER                            BUILDINGS               FEET                LEASED(1)              FOOT (2)
-------------                            ---------            ----------             ---------             ----------
Atlanta Chamblee                            22                  947,920                 96%                  $15.29
Austin                                      12                  370,860                 98%                   17.68
Charlotte Carmel                             1                  109,600                 83%                   16.63
Charlotte East                              11                  468,820                 83%                   13.01
El Paso                                     16                  298,330                 93%                   14.91
Greensboro South                            13                  610,470                 95%                   14.79
Greenville Park Central                      3                  134,000                 92%                   15.89
Greenville Roper Mt.                         8                  290,560                 95%                   15.18
Jacksonville Baymeadows                      4                  468,000                 99%                   18.20
Jacksonville Central                        31                  666,500                 89%                   11.92
Jacksonville Deerwood Park                   1                   23,000                100%                   15.85
Memphis Germantown                           4                  299,100                 95%                   17.81
Orlando Central                             22                  565,220                 91%                   14.51
Orlando University                           2                  159,600                 95%                   16.83
San Antonio Airport                          2                  214,100                 83%                   15.34
San Antonio West                            26                  788,670                 93%                   12.94
St. Petersburg                              15                  519,320                 97%                   13.64
Tallahassee Apalachee Pkwy                  14                  408,500                 92%                   16.30
Tallahassee Capital Circle                   5                  381,200                 97%                   17.87
Tulsa                                       13                  476,280                 73%                   11.11
                                           ---                ---------

   TOTAL                                   225                8,200,050                 92%                  $14.84
                                           ===                =========                ===                   ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing (a) total annualized rents for a center as of September 30, 1997 by (b) the net rentable square feet applicable to such total annualized rents.

(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1997 and calendar years 1998 through 2005, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases,
      (iv) the average annual rent per square foot for such leases, (v) the current annual rental represented by such leases, and (vi) the percentage of gross annual rental contributed by such leases. This information is based on the buildings owned by the Company on September 30, 1997 and on the terms of leases in effect as of September 30, 1997, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 68 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period ended September 30, 1997.


                                                   PERCENTAGE OF          AVERAGE                                    PERCENTAGE
                                                   TOTAL SQUARE           ANNUAL RENT             TOTAL               OF TOTAL
              NUMBER OF          NUMBER OF          FEET LEASED           PER SQUARE            ANNUALIZED           ANNUAL RENTS
               LEASES           SQUARE FEET        REPRESENTED BY         FOOT UNDER           RENTS UNDER          REPRESENTED BY
PERIOD        EXPIRING           EXPIRING          EXPIRING LEASES       EXPIRING LEASES      EXPIRING LEASES       EXPIRING LEASES
------        ---------         -----------        ---------------       ---------------      ---------------       ---------------
1997              387               734,525             9.9%              $14.42                $ 10,594,945             9.6%
1998              960             1,951,549            26.2%               14.41                  28,115,283            25.4%
1999              554             1,376,874            18.5%               13.94                  19,195,412            17.4%
2000              366             1,108,065            14.9%               15.02                  16,637,828            15.1%
2001              138               977,797            13.1%               15.67                  15,320,589            13.9%
2002               75               411,918             5.5%               15.58                   6,416,201             5.8%
2003               18               153,109             2.1%               14.80                   2,266,418             2.0%
2004               13               179,014             2.4%               13.46                   2,409,675             2.2%
2005                5                31,273             0.4%               12.07                     377,414             0.3%
OTHER              25               522,560             7.0%               17.55                   9,169,429             8.3%
                -----             ---------           -----                                     ------------           -----

  TOTAL         2,541             7,446,684           100.0%              $14.84                $110,503,194           100.0%
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

                                                 THREE MONTH PERIOD       NINE MONTH PERIOD
                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                 -------------------     -------------------
                                                  1997        1996        1997         1996
                                                 ------      ------      ------       ------
Net Income                                       $ 6,949      $2,261     $17,650      $ 7,491
Depreciation - real estate                         5,571       5,156      15,703       14,534
Amortization - deferred tenant costs                 252         227         739          661
Amortization - goodwill                               43          43         128          128
Litigation costs                                                (182)                     371
Provision for loss on land held for sale                                    (379)
Loss (Gain) on sale or disposition of assets      (2,057)         29      (2,057)         452
Gain on TKPL note to Southeast                                   (55)          9           21
Loss on early retirement of debt                     102          18         144           18
                                                 -------      ------     -------      -------
       Funds from Operations                     $10,860      $7,497     $31,937      $23,676
                                                 =======      ======     =======      =======

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

           EXHIBIT
            NUMBER          DESCRIPTION
            ------          -----------
            11              Earnings Per Share Computations.
            15              Letter re: Unaudited interim financial information.
            27              Financial Data Schedule. (For SEC use only)


       (b)    Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KOGER EQUITY, INC.
                                                 Registrant




                                                 (VICTOR A.  HUGHES, JR.)
                                                 --------------------------
                                                 VICTOR A. HUGHES, JR.
                                                 CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

Dated: October 27, 1997

                                                 (JAMES L. STEPHENS)
                                                 ---------------------------
                                                 JAMES L. STEPHENS
                                                 VICE PRESIDENT AND
                                                 CHIEF ACCOUNTING OFFICER

Dated: October 27, 1997