Form 10-K
period 1997-12-31
KOGER EQUITY INC
filed 1998-03-23
CIK 835664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the fiscal year ended DECEMBER 31, 1997 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the transition period from          to
                                    ----------  ----------

                          Commission File Number 1-9997
                               KOGER EQUITY, INC.
             (Exact name of Registrant as specified in its Charter)

              FLORIDA                                 59-2898045
    (State or other jurisdiction
  of incorporation or organization)                 (I.R.S. Employer
3986 BOULEVARD CENTER DRIVE, SUITE 101             Identification No.)
        JACKSONVILLE, FLORIDA                            32207
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

                                 TITLE OF CLASS
                                      NONE
                         =============================

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 27, 1998 was approximately $566,873,000.

The number of shares of registrant's Common Stock outstanding on February 27, 1998 was 25,477,450.

                       Documents Incorporated by Reference

The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 1998 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

ITEM NO.                                        DESCRIPTION                                                        PAGE NO.
PART I
    1.         BUSINESS....................................................................................            1

    2.         PROPERTIES..................................................................................            4

    3.         LEGAL PROCEEDINGS...........................................................................           10

    4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................            10


PART II
    5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................................................            10

    6.         SELECTED FINANCIAL DATA....................................................................            11

    7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................................................            12

    8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................            27

    9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE......................................................            49

PART III
    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................            49

    11.        EXECUTIVE COMPENSATION.....................................................................            50

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT....................................................................            50

    13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................            50

PART IV
    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K..................................................................            51

               SIGNATURES.................................................................................            58

                                     PART I
ITEM 1.  BUSINESS

GENERAL

      Koger Equity, Inc. ("KE") is a self-administered and self-managed equity real estate investment trust (a "REIT") which develops, owns, operates and manages suburban office buildings primarily located in 19 office centers (each a "Koger Center") located in 13 metropolitan areas throughout the southeastern and southwestern United States. As of December 31, 1997, KE owns 228 office buildings (each an "Office Building"), of which 224 are in Koger Centers and four are outside Koger Centers but in metropolitan areas where Koger Centers are located. The Office Buildings contain approximately 8.5 million net rentable square feet and were on average 92 percent leased as of December 31, 1997. During 1997, KE began construction of eight buildings which will contain approximately 650,000 net rentable square feet and will be ready for occupancy at various times throughout 1998. While KE has initiated and expects to continue a pattern of vertically integrated development of suburban office properties for its own account, it may from time to time acquire developed properties compatible with its properties in other markets primarily in the Southeast and Southwest if such acquisitions can be made on terms favorable to the Company.

      KE owns approximately 137 acres of unencumbered land held for development and approximately 21 acres of unencumbered land held for sale. A majority of the land held for development adjoins Office Buildings in 11 Koger Centers which have infrastructure, including roads and utilities, in place. KE intends over time to develop and construct office buildings using this land and currently has eight buildings under construction on approximately 52 acres of land held for development. KE expects to acquire additional land for development. In addition, KE provides leasing, management and other customary tenant-related services for the Koger Centers and for 22 office buildings containing approximately 1.3 million net rentable square feet owned by unaffiliated parties.

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

      As part of the Merger, KPI transferred to Southeast Properties Holding Corporation, a Florida corporation and a wholly-owned subsidiary of KE ("Southeast"), all of KPI's debt and equity interests in The Koger Partnership, Ltd., a Florida limited partnership ("TKPL"), which had also been the subject of a Chapter 11 bankruptcy case. At the time of the Merger, TKPL owned 92 suburban office buildings located in five metropolitan areas. Following the Merger, such buildings were managed by KE, as delegee of Southeast, pursuant to a management agreement between TKPL and Southeast. On July 31, 1995, TKPL sold its 92 buildings and parcels of related land to Koala Miami Realty Holding, Inc., Koala Norfolk Realty Holding, Inc., Koala Raleigh Realty Holding, Inc., Koala Richmond Realty Holding, Inc., and Koala Tampa Realty Holding, Inc. (collectively, "Koala"), all of which are wholly owned by a co-mingled pension trust for which Morgan Guaranty Trust Company of New York is the trustee and J.P. Morgan Investment Management Inc. is the investment manager. Simultaneously with the sale by TKPL of its properties, KE sold to certain Koala entities three buildings and related parcels of land for an aggregate purchase price of $25.26 million. Koala continued to hold an option to purchase from KE two additional parcels of land in Miami, Florida until February 1997 when this option was exercised and Koala purchased these two parcels of land for an aggregate purchase price of $2.97 million.

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

      The Company operates in a manner to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. The Company distributes at least 95 percent of its annual REIT taxable income (which term is used herein as defined and modified in the Code) to its shareholders. To qualify as a REIT, a corporation must meet certain substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive and real estate sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) less than 30 percent of its gross income must be derived from the sale or other disposition of certain items, including certain real property held for less than four years; (d) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets consist principally (at least 75 percent by value) of real estate assets, cash and cash equivalents and that its holdings of securities are adequately diversified; (e) each year, it must distribute at least 95 percent of its REIT taxable income; and (f) at no time during the second half of any calendar year may the Company be "closely held" (i.e., have more than 50 percent in value of its outstanding stock owned, directly, indirectly or constructively, by not more than five individuals). The constructive ownership rules, among other things, treat the shareholders of a corporation as owning proportionately any stock in another corporation owned by the first corporation. Management fee revenue does not qualify as real estate or passive income for purposes of determining whether the Company has met the REIT requirements that at least 95 percent of the Company's gross income be derived from certain real estate and passive sources and that at least 75 percent of its gross income be derived from certain real estate sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-real estate" and "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation.

     Two major governmental tenants, when all of their respective departments and agencies which lease space in the Company's buildings are combined, each lease more than 10 percent of the net rentable area of the Company's buildings and contribute more than 10 percent of the Company's annualized rentals as of December 31, 1997. At that date, the State of Florida accounted for an aggregate of 11 percent of the Company's total net rentable square feet leased and 12.2 percent of the Company's total annualized rental revenues. In addition, the United States of America accounted for an aggregate of 10.1 percent of the Company's total net rentable square feet leased and 10 percent of the Company's total annualized rental revenues as of December 31, 1997. Some of the Company's principal tenants are the State of Florida, the United States of America, Blue Cross and Blue Shield of Florida, Aetna Life Insurance Company, Ford Motors, Wellspring Resources, Lumbermens Mutual Casualty Company, Norwest Bank of Texas, First Data Resources and Landstar. Governmental tenants (including the State of Florida and the United States of America), which account for 22.6 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

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

INVESTMENT POLICIES

      Based on its improved financial structure, the Company is in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. During 1996, the Company committed to a plan to enhance shareholder value by refinancing indebtedness and increasing growth. Also during 1996, the Company completed its plan to refinance its indebtedness which eliminated certain restrictive covenants which had limited the Company's ability to grow through development and acquisitions. In 1997, the Company closed on a $100 million revolving credit facility which is available to finance growth opportunities. The plan also contemplates the possible use by the Company of its existing inventory of 137 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or land for development in other markets primarily in the Southeast and Southwest that the Company considers favorable. Although all of the Company's properties are located in the Southeast and Southwest, management does not consider that the Company's development and acquisitions activities are limited to any particular area.

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

      For the year ended December 31, 1997, all of the Company's rental revenues were derived from the buildings purchased or constructed by the Company. The Company's 1997 interest revenues were derived from temporary cash investments.

EMPLOYEES

      In connection with its current real estate operations and property management agreements, the Company has a combined financial, administrative, leasing, and center maintenance staff of 224 employees. A resident general manager is responsible for the leasing and operations of all buildings in a Koger Center or city. The Company has approximately 89 employees who perform maintenance activities.

ITEM 2.  PROPERTIES

GENERAL

      As of December 31, 1997, the Company owned 228 office buildings located in the 13 metropolitan areas of Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Greenville, South Carolina; Memphis, Tennessee; and Austin, El Paso, and San Antonio, Texas. In addition, the Company had eight buildings which were under construction. The Koger Centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The Office Buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Koger Centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

      Leases on the Office Buildings vary between net leases (under which the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (under which the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 1997, the Office Buildings were on average 92 percent leased and the average annual rent per net rentable square foot leased was $15.02. The buildings are occupied by numerous tenants, many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

      New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its gross leases. As of December 31, 1997, approximately 36 percent of the Company's annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 57 percent of such revenues were derived from leases containing escalation provisions based upon real estate tax and operating expense increases; and approximately 7 percent of such revenues were derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

      The Company owns approximately 167 acres of unimproved land (158 acres of which are suitable for development) located in the metropolitan areas of Jacksonville, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Columbia and Greenville, South Carolina; Memphis, Tennessee; Austin, El Paso and San Antonio, Texas; and Richmond, Virginia. Each of these parcels of land has been partially or wholly developed with streets and/or utilities. The Company currently has eight buildings under construction on approximately 52 acres of this unimproved land.

PROPERTY LOCATION AND OTHER INFORMATION

      The following table sets forth information relating to the properties owned by the Company as of December 31, 1997.

                                                             AVERAGE                              LAND
                                           NUMBER             AGE OF             NET             IMPROVED        UNIMPROVED
                                             OF              BUILDINGS         RENTABLE        WITH BLDGS.           LAND
KOGER CENTER/LOCATION                     BUILDINGS       (IN YEARS) (1)       SQ. FT.          (IN ACRES)        (IN ACRES)
---------------------                    ----------       ---------------   --------------    -------------     -------------
Atlanta Chamblee                             22                 17              947,920           76.2               2.5
Atlanta Gwinnett                              1                  6               79,800            4.5              31.0(2)
Atlanta Perimeter                             1                 12              154,100            5.3
Austin                                       12                 17              370,860           29.6               1.8
Charlotte Carmel                              2                  4              170,800           15.0              19.6(3)
Charlotte East                               11                 17              468,820           39.9               3.9
Columbia Spring Valley                                                                                               1.0
El Paso                                      16                 23              298,330           22.7               2.4
Greensboro South                             13                 15              610,470           46.0
Greensboro Wendover                                                                                                 18.5(4)
Greenville Park Central                       3                 13              134,000            9.9               3.5
Greenville Roper Mt.                          8                 15              290,560           24.7               4.5(5)
Jacksonville Baymeadows                       4                  7              468,000           34.6              13.3(6)
Jacksonville Central                         31                 25              665,670           47.2               1.6
Jacksonville Deerwood                         1                  6               23,000            2.2
Memphis Germantown                            4                  8              299,100           23.6              11.0(7)
Orlando Central                              22                 26              565,220           46.0
Orlando University                            2                  9              159,600           11.6              15.5(8)
Richmond South                                                                                                       5.8
San Antonio Airport                           2                 13              200,100            7.9
San Antonio West                             26                 20              788,670           63.5               7.2
St. Petersburg                               15                 17              519,320           64.4              11.0
Tallahassee Apalachee Pkwy                   14                 21              408,500           33.7
Tallahassee Capital Circle                    5                  8              381,200           29.0
Tulsa                                        13                 18              476,280           36.0              13.4
                                           ----                              ----------         ------            ------
    Total                                   228                               8,480,320          673.5             167.5
                                           ====                              ==========         ======            ======
    Average                                                     17
                                                                ==

(1) The age of each building was weighted by the net rentable square feet for such building to determine the weighted average age of (a) the buildings in each Koger Center and (b) all buildings owned by the Company.
(2)  The Company currently has a building under construction on approximately
     4.4 acres of this parcel.
(3)  The Company currently has a building under construction on approximately
     10.2 acres of this parcel.
(4)  The Company currently has a building under construction on approximately
     6.4 acres of this parcel.
(5)  The Company currently has a building under construction on approximately
     4.5 acres of this parcel.
(6)  The Company currently has two buildings under construction on approximately
     13.3 acres of this parcel.
(7)  The Company currently has a building under construction on approximately
     5.7 acres of this parcel.
(8)  The Company currently has a building under construction on approximately
     7 acres of this parcel.

PERCENT LEASED AND AVERAGE RENTAL RATES

      The following table sets forth, with respect to each Koger Center or location, the number of buildings, number of leases, net rentable square feet, percent leased, and the average annual rent per net rentable square foot leased, in each case as of December 31, 1997.

                                                                               NET                                AVERAGE
                                               NUMBER         NUMBER         RENTABLE                             ANNUAL
                                                 OF             OF            SQUARE           PERCENT           RENT PER
KOGER CENTER/LOCATION                         BUILDINGS       LEASES           FEET           LEASED (1)       SQUARE FOOT(2)
----------------------                        ----------    ------------    ----------        ------------     --------------
Atlanta Chamblee                                22              165           947,920             96%              $15.41
Atlanta Gwinnett                                 1               13            79,800             88%               15.80
Atlanta Perimeter                                1                9           154,100            100%               17.14
Austin                                          12              190           370,860            100%               17.94
Charlotte Carmel                                 2               24           170,800             75%               17.25
Charlotte East                                  11              219           468,820             83%               13.23
El Paso                                         16              195           298,330             93%               15.17
Greensboro South                                13              199           610,470             97%               14.85
Greenville Park Central                          3               55           134,000             94%               16.27
Greenville Roper Mt.                             8              145           290,560             96%               15.31
Jacksonville Baymeadows                          4               32           468,000            100%               17.15
Jacksonville Central                            31              241           665,670             89%               12.04
Jacksonville Deerwood                            1                1            23,000            100%               16.48
Memphis Germantown                               4               65           299,100             99%               17.73
Orlando Central                                 22              173           565,220             92%               14.79
Orlando University                               2               49           159,600             98%               17.09
San Antonio Airport                              2               61           200,100             91%               15.70
San Antonio West                                26              289           788,670             92%               13.18
St. Petersburg                                  15              160           519,320             91%               13.71
Tallahassee Apalachee Pkwy                      14               89           408,500             93%               16.58
Tallahassee Capital Circle                       5                9           381,200             76%               18.12
Tulsa                                           13              179           476,280             82%               11.39
                                               ---          --------          -------

    Total                                      228            2,562         8,480,320
                                               ===          =======         =========


Weighted Average                                                                                  92%              $15.02
                                                                                                 ===               ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in a building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of December 31, 1997 by (b) the net rentable square feet applicable to such total annualized rents.

LEASE EXPIRATIONS ON THE COMPANY'S PROPERTIES

The following schedule sets forth with respect to all of the Office Buildings
(a) the number of leases which will expire in calendar years 1998 through 2006,
(b) the total net rentable area in square feet covered by such leases, (c) the percentage of total net rentable square feet leased represented by such leases,
(d) the average annual rent per square foot for such leases, (e) the current annualized rents represented by such leases, and (f) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 1997 and on the terms of leases in effect as of December 31, 1997, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 65 percent, 63 percent and 67 percent of the Company's net rentable square feet which were scheduled to expire during 1997, 1996 and 1995, respectively.

                                                      PERCENTAGE OF         AVERAGE                                PERCENTAGE
                                                      TOTAL SQUARE         ANNUAL RENT          TOTAL               OF TOTAL
                     NUMBER OF        NUMBER OF        FEET LEASED         PER SQUARE         ANNUALIZED         ANNUAL. RENTS
                       LEASES        SQUARE FEET      REPRESENTED BY       FOOT UNDER         RENTS UNDER        REPRESENTED BY
PERIOD                EXPIRING         EXPIRING      EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES
------               ----------      -----------     ---------------     ---------------     ---------------     ---------------
1998                    1,198          2,261,715          29.1%              $14.69             $ 33,220,276           28.5%
1999                      577          1,406,771          18.1%               14.10               19,839,779           17.0%
2000                      447          1,241,990          16.0%               15.28               18,983,733           16.3%
2001                      155          1,103,443          14.2%               15.48               17,080,525           14.6%
2002                      110            681,042           8.8%               15.51               10,565,935            9.1%
2003                       31            253,719           3.3%               14.51                3,681,917            3.1%
2004                       13            179,014           2.3%               13.76                2,464,126            2.1%
2005                        5             31,064           0.4%               12.16                  377,714            0.3%
2006                       10            161,835           2.1%               18.52                2,997,516            2.6%
Other                      16            444,328           5.7%               16.70                7,422,460            6.4%
                        -----         ----------      --------                                  ------------        -------
   Total                2,562          7,764,921         100.0%              $15.02             $116,633,981          100.0%
                        =====         ==========      ========               ======             ============        =======

BUILDING IMPROVEMENTS, TENANT IMPROVEMENTS AND DEFERRED TENANT COSTS ON THE COMPANY'S PROPERTIES

      The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 1997. The information set forth below is not necessarily indicative of future expenditures for these items.

                                     BUILDING IMPROVEMENTS             TENANT IMPROVEMENTS            DEFERRED TENANT COSTS
                                   ------------------------         -------------------------      ---------------------------
                    NUMBER                       PER AVERAGE                       PER AVERAGE                     PER AVERAGE
                   OF OFFICE                      NET SQUARE                       NET SQUARE                      NET SQUARE
 YEAR              BUILDINGS          TOTAL       FT. OWNED           TOTAL        FT. OWNED           TOTAL       FT. OWNED
-------            ---------       ----------   ------------        ----------    -----------      ------------   ------------
1995(1)               216          $2,991,000       $0.39           $8,592,000        $1.12          $1,060,000       $0.14
1996(2)               215           2,795,000        0.36            7,873,000         1.03           1,862,000        0.24
1997(3)               226           3,116,000        0.39            7,513,000         0.94           1,902,000        0.24

(1) Excludes the three buildings sold on July 31, 1995.
(2) Increase in deferred tenant costs due to $799,000 commission paid for 10 year lease on 142,800 net rentable square feet which commenced in 1997.
(3) Excludes the two buildings for which construction was completed during 1997.

FIXED RATE INDEBTEDNESS ON THE COMPANY'S PROPERTIES

     The following table sets forth with respect to each Koger Center or location the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Koger Center or location as of December 31, 1997.

                                                                                        WEIGHTED
                                                            MORTGAGE                    AVERAGE
                                                             LOAN                       INTEREST
KOGER CENTER/LOCATION                                       BALANCE                       RATE
----------------------                                    -----------                   ---------
Atlanta Chamblee                                          $          0                      -
Atlanta Gwinnett                                                     0                      -
Atlanta Perimeter                                                    0                      -
Austin                                                          16,788                     8.33%
Charlotte Carmel                                                     0                      -
Charlotte East                                                       0                      -
El Paso                                                          8,888                     8.33%
Greensboro South                                                     0                      -
Greenville Park Central                                              0                      -
Greenville Roper Mt.                                            10,863                     8.33%
Jacksonville Baymeadows                                         27,158                     8.33%
Jacksonville Central                                                 0                      -
Jacksonville Deerwood                                                0                      -
Memphis Germantown                                              14,898                     8.25%
Orlando Central                                                 24,689                     8.33%
Orlando University                                                   0                      -
San Antonio Airport                                                  0                      -
San Antonio West                                                21,881                     8.25%
St. Petersburg                                                  18,622                     8.25%
Tallahassee Apalachee Pkwy                                      18,622                     8.25%
Tallahassee Capital Circle                                      19,553                     8.25%
Tulsa                                                                0                      -
                                                          ------------
     Total                                                    $181,962                     8.29%
                                                          ============                     =====

     For additional information on these loans see Note 4, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

INDEBTEDNESS WITH VARIABLE INTEREST RATES

     As of December 31, 1997, the Company had a $100 million secured revolving credit facility with variable interest rates and encumbering certain of the Company's properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):

                                                     WEIGHTED                                APPROXIMATE          APPROXIMATE
                                  BALANCE             AVERAGE             MAXIMUM              AVERAGE            WTG AVG INT
 YEAR ENDED                      AT END             INT RATE AT            AMOUNT               AMOUNT            RATE DURING
DECEMBER 31                      OF PERIOD         END OF PERIOD        OUTSTANDING          OUTSTANDING          THE PERIOD
-----------                   ------------        ---------------       -----------          -----------        -------------
     1997                     $          1             8.5%                $40,000           $  8,077                 8.0%
     1996                                0               -                  22,276             18,280                 9.3%
     1995                           22,276             9.5%                 58,352             47,945                 8.4%

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the American Stock Exchange. The high and low closing sales prices for the periods indicated in the table below were:

                                                                              YEARS
                                ------------------------------------------------------------------------------------------
                                            1997                             1996                             1995
                                -------------------------           ----------------------            --------------------
QUARTER ENDED                      HIGH           LOW                 HIGH           LOW               HIGH          LOW
-------------                   -----------   -----------           --------       -------            -------       ------
March 31                        $18    5/8     $17   1/4            $12 1/4        $10 3/4            $ 7 7/8       $6 3/4
June 30                          18    1/4      15   3/8             13 3/8         11                  9            6 3/4
September 30                     20  13/16      17 11/16             16             13                 10 1/8        8 5/8
December 31                      23    3/8      20   1/8             18 3/4         15 1/8             10 5/8        9 1/8

      The Company intends that any dividend paid in respect of its common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that at least 95 percent of the Company's REIT taxable income for such taxable year be distributed.

      Set forth below are the dividends per share paid during the three years ended December 31, 1997.

                                            YEARS
                                  --------------------------
             QUARTER ENDED        1997       1996       1995
             -------------        ----       ----       ----
             March 31             $.05         -          -
             June 30               .05         -          -
             September 30          .10         -          -
             December 31           .15         -          -

      On February 4, 1998, the Company paid a quarterly dividend of $0.25 per share to shareholders of record on December 31, 1997. In addition, the Company's Board of Directors has declared a quarterly dividend of $0.25 per share payable on May 6, 1998, to shareholders of record on March 31, 1998.

      On February 27, 1998, there were approximately 1,559 shareholders of record and the closing price of the Company's common stock on the American Stock Exchange was $22.25.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.

                                                                       (IN THOUSANDS EXCEPT PER SHARE AND PROPERTY DATA)
                                                            --------------------------------------------------------------------
                                                               1997          1996          1995            1994           1993*
                                                            -----------   ----------    -----------      ---------      --------
INCOME INFORMATION
Rental revenues and other rental services                      $109,501    $  98,805       $ 95,443      $  94,388      $ 46,108
Interest revenues                                                 1,274        1,951         14,440          1,062           206
Total revenues                                                  113,989      104,072        125,750        100,376        46,406
Property operations expenses                                     44,453       41,597         40,830         39,711        21,034
Depreciation and amortization                                    24,073       21,127         19,102         16,728         8,958
Mortgage and loan interest                                       16,517       18,701         23,708         25,872        11,471
Net income                                                       21,204       10,501         28,990          4,215         2,452
Earnings per common share - diluted                                 .94          .54           1.61            .24           .18
Dividends declared per common share                                 .55          .05

Weighted average shares outstanding - diluted                    22,495       19,500         18,011         17,719        13,352

BALANCE SHEET INFORMATION
Operating properties (before depreciation)                     $681,249     $582,972       $571,313       $578,237      $566,770
Undeveloped land                                                 14,761       27,108         30,281         36,012        40,036
Total assets                                                    656,097      584,666        578,756        613,806       615,089
Mortgages and loans payable                                     181,963      203,044        254,909        323,765       330,625
Total shareholders' equity                                      444,262      364,135        310,697        280,601       275,450

OTHER INFORMATION
Funds from operations (1)                                     $  42,324    $  33,154      $  36,707      $  23,475     $  11,075
Income before interest, income taxes,
    depreciation and amortization                             $  62,729    $  51,144      $  71,866      $  47,042     $  22,881
Number of buildings (at end of period)                              228          215            216            219           219
Percent leased (at end of period)                                    92%          92%            91%            90%           88%


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

                                                                  1997       1996           1995            1994          1993
                                                                -------     -------        -------        --------      --------
    Net income                                                  $21,204     $10,501        $28,990        $  4,215      $  2,452
    Depreciation - real estate                                   21,795      19,538         17,363          15,202         8,403
    Amortization - deferred tenant costs                          1,031         929            656             452           197
    Amortization - goodwill                                         170         171            504             665            23
    Litigation costs                                                            424            176           1,902
    Loss (gain) on sale or disposition of assets                 (1,955)        497            255              43
    Provision for loss on land held for sale                       (379)                       970             996
    Gain on TKPL note to Southeast                                             (292)       (11,288)
    Loss (gain) on early retirement of debt                         458       1,386           (919)
                                                                -------     -------        -------         -------       -------
    Funds from Operations                                       $42,324     $33,154        $36,707         $23,475       $11,075
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

RECENT DEVELOPMENTS

     On December 17, 1997, the Company completed a public offering of 3.5 million shares of its common stock, three million shares of which were sold in an underwritten offering for an aggregate sales price of $60.75 million, and 500,000 of such shares were sold to AREIF II Realty Trust, Inc., an affiliate of Apollo Real Estate Investment Fund II, L.P. (together referred to as "Apollo"), for an aggregate sales price of $9.57 million. The Company applied approximately $51.6 million of the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8.6 percent.

RESULTS OF OPERATIONS

     RENTAL REVENUES. For 1997, rental revenues increased $10,582,000 from the year ended December 31, 1996. This increase resulted primarily from (i) increases in the percent leased rate and the Company's average rental rate and
(ii) rental revenues from the properties acquired and construction completed during 1997 ($5,051,000). Rental revenues increased $3,477,000 from the year ended December 31, 1995 to the year ended December 31, 1996. This increase resulted primarily from (i) increases in the percent leased rate and the Company's average rental rate and (ii) increases in revenues from operating cost escalations and other items passed through to tenants. The effect of these increases was partially offset by the sale of three buildings (containing 233,980 net rentable square feet) on July 31, 1995. During 1995, the Company earned $2,228,000 in rental revenues from these three buildings through the date of sale. As of December 31, 1997, the Company's buildings were on average 92 percent leased. As of December 31, 1996 and 1995, the buildings owned by the Company were on average 92 and 91 percent leased, respectively.

     MANAGEMENT FEE REVENUES. For 1997, management fee revenues remained basically unchanged from those earned in 1996. Management fee revenues decreased $942,000 for 1996 as compared to 1995. This decrease was due primarily to the termination of the management agreement with TKPL which resulted from the sale of all of TKPL's operating properties during 1995. The Company earned $1,685,000 in management fee revenue from this contract during 1995. This decrease was partially offset by (i) an increase in fees earned for construction management services and (ii) an increase in fees earned under the management contract with Centoff.

     INTEREST REVENUES. For 1997, interest revenues decreased $677,000 from the year ended December 31, 1996. This decrease was due to the lower average balance of cash to invest. Interest revenues decreased $12,489,000 for 1996 as compared to 1995. This decrease was due to the interest revenue earned during 1995 from the TKPL Notes ($13,066,000).

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

     EXPENSES. Property operating expenses include such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents, and management costs. During 1997, property operating expenses increased by $2,856,000 or 6.9 percent, compared to 1996, primarily due to (i) increased real estate taxes and (ii) operating expenses for the properties acquired and construction completed during 1997 ($1,994,000). During 1996, property operating expenses increased by $767,000 or 1.9 percent, compared to 1995, primarily due to increases in maintenance costs. For 1997, property operating expenses as a percentage of total rental revenues were 40.6 percent. For 1996 and 1995, property operating expenses as a percentage of total rental revenues were 42.1 percent and 42.8 percent, respectively.

      Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 1997, depreciation expense increased $2,405,000 or 12.1 percent, compared to the prior year, due to (i) improvements made to the properties owned by the Company during 1997 and 1996 and (ii) the properties acquired and construction completed during 1997 ($841,000). For 1996, depreciation expense increased $2,208,000 or
12.5 percent, compared to the prior year, due to improvements made to the properties owned by the Company during 1996 and 1995.

     For 1997, amortization expense increased $541,000 compared to the prior year, due primarily to financing costs which were incurred for (i) the mortgage with the Northwestern Mutual Life Insurance Company ("Northwestern") and (ii) the $100 million secured revolving credit facility which closed during 1997. Amortization expense decreased by $183,000 during 1996, compared to 1995, due primarily to the $6,412,000 of unamortized cost in excess of fair value of net assets acquired which was written off and offset against proceeds received by Southeast from the TKPL unsecured note during 1995.

     Interest expense decreased by $2,184,000 during 1997, compared to 1996, primarily due to (i) the reduction in the average balance of mortgages and loans payable and (ii) the interest capitalized due to the Company's construction of office buildings. Interest expense decreased by $5,007,000 during 1996, compared to 1995, primarily due to the reduction in the average balance of mortgages and loans payable. During 1997, 1996, and 1995, the weighted average interest rate on the Company's variable rate loans was 8.0 percent, 9.3 percent, and 8.4 percent, respectively. The Company's average outstanding amount under such loans during 1997, 1996, and 1995 was $8,077,000, $18,280,000 and $47,945,000,
respectively.

     General and administrative expenses were 1.0 percent, 1.1 percent, and 1.2 percent of average invested assets for 1997, 1996 and 1995, respectively. For 1997, general and administrative expenses decreased $249,000, compared to 1996, primarily due to decreases in the accrual for the Company's contribution to the 401(k) Plan. For 1996, general and administrative expenses decreased $936,000, compared to 1995, primarily due to (i) decreases in the accrual for compensation expense related to stock appreciation rights previously granted in conjunction with stock options, which rights the Company has discontinued granting, (ii) decreases in professional and legal fees incurred, (iii) decreases in certain insurance costs, and (iv) decreases in the accrual for the Company's contribution to the 401(k) Plan.

     For 1997, direct costs of management contracts remained basically unchanged from those incurred during 1996. For 1996, direct costs of management contracts decreased $953,000, compared to 1995, due to the termination of the management agreement with TKPL which resulted from the sale of all of TKPL's operating properties during 1995. The Company incurred $1,601,000 in costs pursuant to this contract during 1995. This decrease was partially offset by (i) an increase in costs associated with providing construction management services and (ii) an increase in costs for providing services under the management agreement with Centoff.

     Real estate taxes and other costs related to the Company's unimproved land decreased $104,000 during 1997, compared to 1996, due to (i) the sale of two land parcels (25.3 acres) and (ii) the assignment of 52 acres to construction projects. For 1996, undeveloped land costs remained basically unchanged from those incurred during 1995.

      Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale during 1997, the Company reversed $379,000 of the provision for loss on land held for sale, which had been previously recorded. During 1995, the Company recorded a provision for loss on land held for sale which totaled $970,000. This provision for loss was based upon a contract for the sale of a land parcel (approximately 8.1 acres) which was located in Miami, Florida adjacent to an office center sold to Koala.

      Management periodically reviews its investment in properties for evidence of other than temporary impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 1997, 1996 or 1995.

     OPERATING RESULTS. Net income totaled $21,204,000, $10,501,000 and $28,990,000 for 1997, 1996 and 1995, respectively. For 1997, net income increased $10,703,000 over the prior year due primarily to (i) the increase in rental revenues, which was partially offset by the increases in property operations expense and depreciation expense, (ii) the decrease in mortgage and loan interest expense and (iii) the gain on sale or disposition of assets. For 1996, net income decreased $18,489,000 over the prior year due primarily to (i) the interest revenue earned during 1995 on the TKPL mortgage notes which were retired by TKPL during 1995 and (ii) the gain associated with the partial repayment of a TKPL note to Southeast during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. During the year ended December 31, 1997, the Company generated approximately $50.2 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1998.

     The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions. As of December 31, 1997, approximately 93 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

      As of December 31, 1997, leases representing approximately 28.5 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 1998. This represents 1,198 leases for space in buildings located in 21 of the 22 Koger Centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 65 percent, 63 percent and 67 percent of the Company's net rentable square feet which were scheduled to expire during 1997, 1996 and 1995, respectively. For those leases which renewed during 1997, the average rental rate increased from $14.01 to $15.41. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant amount of leases which will expire during 1998 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

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

     Governmental tenants (including the State of Florida and the United States of America) which accounted for 22.6 percent of the Company's leased space as of December 31, 1997, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

     At the end of 1997, the Company had management contracts for the management of 22 commercial office properties. On March 31, 1997, a management agreement to manage 21 commercial office buildings owned by Centoff was automatically extended to March 31, 1998. This management agreement provides that, so long as no default has occurred, the management agreement will be automatically extended from year to year until such time as the management agreement is terminated. The Company earned fees of $2.3 million from this management agreement during 1997. Another agreement to manage one commercial office building has been extended on a month to month basis. During 1997, the Company earned management fees of $50,000 for the management of this building. With the sale of TKPL's 92 buildings to Koala during 1995, Southeast's management agreement with TKPL ended.

     INVESTING ACTIVITIES. At December 31, 1997, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During 1997, the Company's expenditures for improvements to existing properties decreased by approximately $1.4 million from the prior year, primarily due to reduction in expenditures for energy management improvements. The Company purchased 11 buildings during 1997.

     During 1997, the Company completed the construction of (i) a building located in Memphis, Tennessee which contains 40,700 net rentable square feet and
(ii) a building located in Charlotte, North Carolina which contains 61,200 net rentable square feet. The Company has eight buildings under construction, on approximately 52 acres of undeveloped land, which will contain approximately 650,000 net rentable square feet. Expenditures for construction of these eight buildings are expected to total approximately $52.3 million, excluding land and tenant improvement costs.

     On May 15, 1997, the Company acquired three buildings, containing 134,000 net rentable square feet, and 3.5 usable acres of unimproved land located in Greenville, South Carolina for a purchase price of $14 million. On June 4, 1997, the Company acquired two buildings, containing 200,100 net rentable square feet, located in San Antonio, Texas for a purchase price of $15.5 million. On June 18, 1997, the Company acquired a building, containing 23,000 net rentable square feet, located in Jacksonville, Florida for a purchase price of $3.3 million. On August 4, 1997, the Company acquired a building, containing 80,500 net rentable square feet, located in Tallahassee, Florida for a purchase price of $9.575 million. On September 23, 1997, the Company acquired two buildings, containing 46,400 net rentable square feet, and 2.4 acres of unimproved land located in El Paso, Texas for a purchase price of $3.3 million. On October 1, 1997, the Company acquired a building, containing 154,100 net rentable square feet, located in Atlanta,

Georgia for a purchase price of $21.2 million. On December 1, 1997, the Company acquired a building, containing 79,800 net rentable square feet, located in Atlanta, Georgia for a purchase price of $8.5 million.

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

     During 1997, the Company sold (i) 8.1 acres of unimproved land located in Miami, Florida for approximately $2,907,000, net of selling costs, and (ii) 17.2 acres of unimproved land located in Richmond, Virginia for approximately $3,434,000, net of selling costs. During 1996, the Company sold a 30 acre land parcel located in Birmingham, Alabama for $1,263,000, net of selling costs. During 1995, the Company sold to Koala three office buildings (containing 233,980 net rentable square feet), two undeveloped land parcels (totaling approximately 44 acres), and certain other assets for approximately $25,267,000, net of selling costs.

     FINANCING ACTIVITIES. Historically, the Company's primary external sources of cash have been in the form of bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings were used by the Company to acquire buildings or to refinance debt. The Company has a $100 million secured revolving credit facility provided by First Union National Bank of Florida, Morgan Guaranty Trust Company of New York, AmSouth Bank, N.A. and Guaranty Federal Bank.

     During 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock (the "Shares") and the Company repurchased 372,600 Shares for approximately $5.75 million.

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

      On December 17, 1997, the Company completed a public offering of 3.5 million shares of its common stock, three million shares of which were sold in an underwritten offering for an aggregate sales price of $60.75 million ($20.25 per share less an underwriting discount of $1.11 per share), and 500,000 of such shares were sold to Apollo for an aggregate sales price of $9.57 million ($19.14 per share). The Company applied approximately $51.6 million of the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8.6 percent. During October 1996, the Company completed a private placement of three million shares of its common stock to an affiliate of Apollo for an aggregate sales price of $43.5 million. The Company applied the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8 percent.

      During December 1996, the Company closed on $175.9 million of a $190 million non-recourse loan with Northwestern which is secured by 10 office parks. This loan is divided into (i) a tranche in the amount of $100.5 million ($94.7 million which has been drawn) with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. Amortization with respect to this indebtedness is based on equal monthly installments over a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios.

     During April 1997, the Company closed on a $50 million secured revolving credit facility. This secured revolving credit facility was increased to $100 million during December 1997. This facility provides for monthly interest payments and requires the Company to maintain certain financial ratios.

     Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $2.5 million over the next twelve months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2006.

     At December 31, 1997, the Company had 64 buildings (containing approximately 2.26 million net rentable square feet) which were unencumbered.

     In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the long term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Unfavorable conditions in the financial markets, the degree of leverage of the Company and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. The Company has filed shelf registration statements with respect to the issuance of up to $300 million of its common and/or preferred stock. The Company has issued $70.32 million of its common stock under such registration statements. During 1995, the Company wrote off $745,000 of certain costs incurred for potential public and private offerings of equity securities which management determined had no future value.

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

IMPACT OF INFLATION

     The Company may experience increases in its expenses as a result of inflation; however, the amount of such increases cannot be accurately determined. The Company's exposure to inflationary cost increases in property level expenses is reduced by escalation clauses which are included in most leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, real estate taxes) above expected levels, at a time when it may not be possible to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates. As of December 31, 1997, 93 percent of the Company's annualized rentals were subject to leases having annual escalation clauses as described under "Properties" above. As of December 31, 1996 and 1995, 94 percent and 93 percent, respectively, of the Company's annualized rentals were subject to leases having annual escalation clauses.

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

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the "safe harbor" provisions of the Act.

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

REAL ESTATE FINANCING RISKS

     EXISTING DEBT. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $182 million, all of which is secured by certain of the Company's properties. Approximately $109 million of such debt will mature before 2007, with the remaining balance maturing in 2008. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

     RISK OF RISING INTEREST RATES AND VARIABLE RATE DEBT. The Company currently has a $100 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders.

EXISTING LEVERAGE; NO LIMITATION ON DEBT

     As of December 31, 1997, the debt to total market capitalization ratio of the Company was approximately 24.6 percent. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company. Accordingly, the Board of Directors could establish a policy and decide to borrow on a case-by-case or other basis, which would increase the Company's debt to total market capitalization ratio. If this action were taken, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and (b) could increase the risk of default on the Company's debt.

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

GEOGRAPHIC CONCENTRATION

     The Company's revenues and the value of its properties may be affected by a number of factors, including the regional and local economic climates of the metropolitan areas in which the Company's buildings are located (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and regional and local real estate conditions in such areas (such as oversupply of, or reduced demand for, office and other competing commercial properties). All of the Company's properties are located in the southeastern and southwestern United States. The Company's performance and its ability to make distributions to its shareholders are, therefore, dependent on economic conditions in these market areas. The Company's historical growth has occurred during periods when the economy in the southeastern and southwestern United States has out-performed the national economy. There can be no assurance as to the continued growth of the economy in the southeastern and southwestern United States or the future growth rate of the Company.

RENEWAL OF LEASES AND RELETTING OF SPACE

     The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 29.1 percent and 18.1 percent of the total net rentable square feet leased in the Company's buildings will expire in 1998 and 1999, respectively. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, then the Company's cash flow and its ability to make expected distributions to its shareholders may be adversely affected.

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

     IMPACT OF INFLATION. The Company may experience increases in its expenses, including debt service, as a result of inflation. The Company's exposure to inflationary cost increases in property level expenses is reduced by escalation clauses which are included in most of its leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, real estate taxes) above expected levels at a time when it may not be possible for the Company to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates.

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

     The Company will continue to acquire office buildings. Acquisitions of office buildings entail risks that investments will fail to perform in accordance with expectations. Estimates of the cost of improvements to bring an acquired building up to standards established for the market position intended for such building may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment.

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

LIMITATIONS OF REIT STATUS ON BUSINESS OF SUBSIDIARIES

     Certain requirements for REIT qualification may in the future limit the Company's ability to increase fee development, management and leasing operations conducted, and related services offered, by the Company's subsidiaries without jeopardizing the Company's qualification as a REIT. The President's 1999 Budget Plan proposes to prohibit REITs from holding more than ten percent of the voting stock or value of all classes of stock of another company. This proposal would be applicable to stock acquired on or after the date of first committee action. If a REIT's stock ownership is grandfathered, the grandfathering is lost if the subsidiary corporation engages in a new business or acquires substantially new assets on or after the effective date. If passed, this proposal could restrict the Company's ability to benefit from possible increases in third party management services provided by KRSI.

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

INFORMATION SYSTEMS AND THE YEAR 2000

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. All significant applications used by the Company are packaged software products licensed from various computer software companies. The Year 2000 Compliance issue will be resolved through the Company's existing plan to upgrade its significant applications from DOS-based software to Windows-based software, which are Year 2000 compliant, with its existing software vendors. The Company plans on completing this conversion process during 1998.

      The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete these application conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availablity of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ADDITIONAL INFORMATION

      For additional disclosure of risk factors to which the Company is subject, see the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE NO.
Independent Auditors' Report............................................................................         28

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1997
        and 1996........................................................................................         29

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 1997...............................................................................         30

     Consolidated Statements of Changes in Shareholders'
        Equity for Each of the Three Years in the
         Period Ended December 31, 1997.................................................................         31

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 1997...............................................................................         32

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 1997...............................................................................         33

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 1997.....................................................         45

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 1997............................................................         46

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Jacksonville, Florida
February 23, 1998

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               1997         1996
                                                                               ------       -----
ASSETS
Real Estate Investments:
   Operating properties:
     Land                                                                   $ 111,697    $  98,567
     Buildings                                                                567,332      482,836
     Furniture and equipment                                                    2,220        1,569
     Accumulated depreciation                                                (104,700)     (82,478)
                                                                            ---------    ---------
         Operating properties - net                                           576,549      500,494
   Properties under construction:
     Land                                                                       8,978        2,083
     Buildings                                                                 18,608          930
   Undeveloped land held for investment                                        13,249       20,558
   Undeveloped land held for sale                                               1,512        6,550
Cash and temporary investments                                                 16,955       35,715
Accounts receivable, net of allowance for uncollectible
  accounts of $250 and $231                                                     5,646        5,600
Investment in Koger Realty Services, Inc.                                         472          259
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $685 and $515                             1,870        2,040
Other assets                                                                   12,258       10,437
                                                                            ---------    ---------
      TOTAL ASSETS                                                          $ 656,097    $ 584,666
                                                                            =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                              $ 181,963    $ 203,044
   Accounts payable                                                             8,802        4,662
   Accrued real estate taxes payable                                            3,294        2,144
   Accrued liabilities - other                                                  6,623        5,467
   Dividends payable                                                            6,352        1,045
   Advance rents and security deposits                                          4,801        4,169
                                                                            ---------    ---------
     Total Liabilities                                                        211,835      220,531
                                                                            ---------    ---------

 Commitments and Contingencies (Notes 2, 11 and 12)

 Shareholders' Equity:
   Preferred stock, $.01 par value; 50,000,000 shares
      authorized; issued: none
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued: 28,389,195 and 23,560,427 shares;
      outstanding: 25,406,792 and 20,892,574 shares                               284          236
   Capital in excess of par value                                             441,451      362,127
   Warrants; outstanding 0 and 1,110,887                                                     2,243
  Retained earnings                                                            30,947       22,666
  Treasury stock, at cost; 2,982,403  and 2,667,853 shares                    (28,420)     (23,137)
                                                                            ---------    ---------
      Total Shareholders' Equity                                              444,262      364,135
                                                                            ---------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 656,097    $ 584,666
                                                                            =========    =========

  See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              1997         1996         1995
                                                              ----         ----         ----
REVENUES
  Rental                                                   $ 108,924    $  98,342    $  94,865
  Other rental services                                          577          463          578
  Management fees ($1,685 from TKPL in 1995)                   2,637        2,682        3,624
  Interest ($13,066 from TKPL in 1995)                         1,274        1,951       14,440
  Income from Koger Realty Services, Inc.                        577          342           36
  Gain on TKPL note to Southeast                                              292       11,288
  Gain on early retirement of debt                                                         919
                                                           ---------    ---------    ---------
     Total revenues                                          113,989      104,072      125,750
                                                           ---------    ---------    ---------

EXPENSES
  Property operations                                         44,453       41,597       40,830
  Depreciation and amortization                               24,073       21,127       19,102
  Mortgage and loan interest                                  16,517       18,701       23,708
  General and administrative                                   6,374        6,623        7,559
  Direct cost of management fees                               1,896        1,884        2,837
  Undeveloped land costs                                         413          517          512
  Litigation costs                                                            424          176
  Provision for (recovery of) loss on land held for sale        (379)                      970
  Other                                                                                    745
                                                           ---------    ---------    ---------
     Total expenses                                           93,347       90,873       96,439
                                                           ---------    ---------    ---------
INCOME BEFORE GAIN (LOSS) ON SALE OR
  DISPOSITION OF ASSETS                                       20,642       13,199       29,311
Gain (Loss) on sale or disposition of assets                   1,955         (497)        (255)
                                                           ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                                    22,597       12,702       29,056
Income taxes                                                     935          815           66
                                                           ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM                              21,662       11,887       28,990
Extraordinary loss on early retirement of debt                   458        1,386
                                                           ---------    ---------    ---------
NET INCOME                                                 $  21,204    $  10,501    $  28,990
                                                           =========    =========    =========

EARNINGS PER COMMON SHARE AND COMMON
  EQUIVALENT SHARE:
   Basic-
      Income before extraordinary item                     $    1.01    $    0.64    $    1.64
      Extraordinary loss                                       (0.02)       (0.07)
                                                           ---------    ---------    ---------
      Net Income                                           $    0.99    $    0.57    $    1.64
                                                           =========    =========    =========
   Diluted -
      Income before extraordinary item                     $    0.96    $    0.61    $    1.61
      Extraordinary loss                                       (0.02)       (0.07)
                                                           ---------    ---------    ---------
      Net Income                                           $    0.94    $    0.54    $    1.61
                                                           =========    =========    =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                        RETAINED EARNINGS
                              COMMON STOCK          CAPITAL               (ACCUMULATED                   TOTAL
                            ------------------     IN EXCESS                DIVIDENDS                    SHARE-
                            SHARES      PAR         OF PAR                 IN EXCESS OF      TREASURY   HOLDERS'
                            ISSUED     VALUE        VALUE     WARRANTS     NET  INCOME)       STOCK     EQUITY
                            ------    --------    ---------   ---------  ----------------    --------   ---------
BALANCE,
  DECEMBER 31, 1994         20,474    $    205    $ 318,589    $  2,251    $(15,657)         $(24,787)   $280,601

Treasury stock reissued                                                        (123)            1,217       1,094
Warrants exercised               1                        7          (1)                                        6
Options exercised                1                        7                                        (7)
Stock appreciation
  rights exercised               1                        6                                                     6
Net income                                                                   28,990                        28,990
                            ------    --------    ---------    --------    --------          --------    --------
BALANCE,
  DECEMBER 31, 1995         20,477         205      318,609       2,250      13,210           (23,577)    310,697

Treasury stock reissued                                 182                                       487         669
Warrants exercised               3                       33          (7)                                       26
Options exercised               57           1          519                                       (47)        473
Stock appreciation
  rights exercised              23                      270                                                   270
Common stock issued          3,000          30       42,514                                                42,544
Dividends declared                                                           (1,045)                       (1,045)
Net income                                                                   10,501                        10,501
                            ------    --------    ---------    --------    --------          --------    --------
BALANCE,
  DECEMBER 31, 1996         23,560         236      362,127       2,243      22,666           (23,137)    364,135

Treasury stock reissued                                 605                                       489       1,094
Treasury stock purchased                                                                       (5,750)     (5,750)
Warrants redeemed                                                  (236)       (143)                         (379)
Warrants exercised             994          10        9,945      (2,007)                                    7,948
Options exercised              335           3        2,542                                       (22)      2,523
Common stock issued          3,500          35       66,232                                                66,267
Dividends declared                                                          (12,780)                      (12,780)
Net income                                                                   21,204                        21,204
                           -------    --------    ---------    --------    --------          --------    --------
BALANCE,
  DECEMBER 31, 1997         28,389    $    284    $ 441,451    $      0    $ 30,947          $(28,420)   $444,262
                           =======    ========    =========    ========    ========          ========    ========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                   1997           1996           1995
                                                                   ----           ----           ----
OPERATING ACTIVITIES
    Net income                                                  $  21,204      $  10,501      $  28,990
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                24,073         21,127         19,102
      Gain on TKPL unsecured note to Southeast                                      (292)       (11,288)
      Provision for (recovery of) loss on land held for sale         (379)                          970
      Loss (Gain) on sale or disposition of assets                 (1,955)           497            255
      Loss (Gain) on early debt repayment                             458          1,386           (919)
      Income from Koger Realty Services, Inc.                        (577)          (342)           (36)
      Provision for uncollectible accounts                            224             50            172
      Accrued interest added to principal                                            112            496
      Amortization of mortgage discounts                               86            196            175
      Changes in assets and liabilities:
         Increase in accounts payable, accrued
           liabilities and other liabilities                        7,906          3,542          4,500
         Increase in receivables and other assets                    (842)          (829)          (349)
         Decrease in receivable from TKPL                                                         1,851
                                                                ---------      ---------      ---------
      Net cash provided by operating activities                    50,198         35,948         43,919
                                                                ---------      ---------      ---------
INVESTING ACTIVITIES
   Proceeds from sale of assets                                     6,244          1,241         25,267
   Proceeds from TKPL note to Southeast                                              887         17,105
   Proceeds from TKPL mortgage notes                                                             18,195
   Purchase of TKPL mortgage notes                                                              (18,195)
   Property acquisitions                                          (75,774)
   Building construction expenditures                             (26,099)          (930)
   Tenant improvements to first generation space                     (701)
   Tenant improvements to existing properties                      (7,513)        (7,873)        (8,644)
   Building improvements                                           (3,116)        (2,795)        (3,064)
   Energy management improvements                                    (572)        (1,900)        (2,663)
   Deferred tenant costs                                           (1,997)        (1,862)        (1,085)
   Additions to furniture and equipment                              (651)          (128)          (330)
   Purchase of Koger Realty Services, Inc. preferred stock                                         (300)
   Dividends received from Koger Realty Services, Inc.                364            490
   Cash acquired in purchase of assets                                                              307
                                                                ---------      ---------      ---------
      Net cash provided by (used in) investing activities        (109,815)       (12,870)        26,593
                                                                ---------      ---------      ---------
FINANCING ACTIVITIES
   Principal payments on mortgages and loans                      (77,749)      (228,090)       (68,608)
   Dividends paid                                                  (7,473)
   Treasury stock purchased                                        (5,750)
   Warrants redeemed                                                 (379)
   Proceeds from mortgages and loans                               56,300        175,900
   Proceeds from sales of common stock                             66,640         42,748            206
   Proceeds from exercise of warrants and stock options            10,252            376              6
   Financing costs                                                   (984)        (3,712)           (16)
                                                                ---------      ---------      ---------
      Net cash provided by (used in) financing activities          40,857        (12,778)       (68,412)
                                                                ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents              (18,760)        10,300          2,100
Cash and cash equivalents - beginning of year                      35,715         25,415         23,315
                                                                ---------      ---------      ---------
Cash and cash equivalents - end of year                         $  16,955      $  35,715      $  25,415
                                                                =========      =========      =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1997

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

     Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value, the properties and related goodwill will be reduced to their fair value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties which may have suffered an impairment in value. Management prepares estimates of future cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 1997, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

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

     REVENUE RECOGNITION. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rent revenues under leases which provide for material varying rents over their terms. For 1997, 1996 and 1995, the recognition of rental revenues on this basis for applicable leases increased rental revenues by $454,000, $114,000 and $80,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. Interest revenue is recognized on the accrual basis for interest-earning investments.

      FEDERAL INCOME TAXES. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). Accordingly, the Company distributes at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income in 1996 or 1995, no distributions to shareholders were made. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

      EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

             YEAR                 BASIC                     DILUTED
             ----               ----------                 ----------
             1997               21,373,810                 22,495,022
             1996               18,523,122                 19,500,171
             1995               17,724,127                 18,011,076

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

      During 1995, the Company contributed 122,441 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $888,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 30, 1994. In addition, TKPL assigned $595,000 of its net assets to Southeast as payment on the unsecured note to Southeast during 1995. During 1996, the Company contributed 43,804 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1995. During 1997, the Company contributed 23,657 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $444,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1996.

      For 1997, 1996, and 1995, total interest payments (net of amounts capitalized) were $16,426,000, $18,599,000 and $23,823,000, respectively, for the Company. For 1997, 1996 and 1995, payments for income taxes totaled $690,000, $816,000 and $133,000, respectively.

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

     NEW ACCOUNTING STANDARDS. In March 1997, the Financial Accounting Standards Board (the"FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement was adopted in the fourth quarter of 1997 and did not have a material effect on the Company's reported EPS amounts.

In June 1997, the FASB Issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segments profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

     RECLASSIFICATION. Certain 1996 and 1995 amounts have been reclassified to conform with 1997 presentation.

2.   TRANSACTIONS WITH RELATED PARTIES.

     Three directors were elected to the Company's Board of Directors under the terms of an agreement dated October 10, 1996 between the Company and an affiliate of Apollo Real Estate Investment Fund II, L.P. ("Apollo") pursuant to which Apollo purchased three million shares of common stock from the Company for $43.5 million ($14.50 per share). Such agreement grants to Apollo registration rights and a conditional exemption from certain of the Company's takeover defenses and provides that for a period of three years (subject to earlier termination under certain circumstances): (i) Apollo may purchase up to 25 percent of the Company's outstanding stock; (ii) Apollo will be entitled to Board representation of up to three directors on a board of not more than 12 (depending upon Apollo's level of ownership of the common stock); and (iii) Apollo will not acquire more than 25 percent of the Company's outstanding stock and will vote its shares as to certain matters either in accordance with the recommendation of the Board or proportionately with other shareholders, unless the Company breaches its agreements or, without Apollo's consent, the Company takes certain significant actions such as certain amendments of the Company's organizational documents, liquidation, termination of REIT status, sale of the Company, acquisitions or disposition over a certain size, issuance of more than
9.8 percent of the outstanding common stock to a person or group or failure by the Company to employ its takeover defenses against another person who holds (or tenders for) 15 percent or more of the common stock.

     In connection with a public offering of 3.5 million shares of the Company's common stock (the "Shares") which closed in December 1997, the Company entered a purchase agreement with AREIF II Realty Trust, Inc., an affiliate of Apollo, whereby the latter acquired 500,000 of the publicly offered Shares at a price of $19.14 per share or aggregate proceeds to the Company of $9.57 million. The price to the public of the remaining 3,000,000 Shares was $20.25 or an aggregate offering price of $60.75 million. The underwriting discount on these Shares was $1.11 making the per share proceeds to the Company of $19.14 or aggregate proceeds of $57.42 million.

     In connection with the 1996 sale of common stock to an affiliate of Apollo, Rothschild Realty, Inc., which employs Mr. Aloian as a Managing Director, received $350,000 for providing a fairness opinion to the Company's Board of Directors. Also, Mr. Hiley received from the Company a fee of $204,000 for his role in negotiating the transaction. Both Mr. Aloian and Mr. Hiley are directors of the Company.

     Pursuant to a consulting agreement with the Company, which is subject to periodic evaluation by the Board of Directors, Mr. Hiley provides advice with respect to the financial aspects of the Company's strategic plan and was paid a fee of $146,000 for 1996.

     Mr. Davis retired as an employee of the Company on December 31, 1996, but continues to serve the Company as a consultant. Pursuant to a consulting agreement between Mr. Davis and the Company, he will receive a consulting fee of $50,000 per year through December 31, 1999.

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

             Proceeds from TKPL unsecured note to Southeast                            $17,700,000
             Partial Write-off of Cost in Excess of Fair Value of
                Net Assets Acquired                                                     (6,412,000)
                                                                                       -----------
                  Gain on TKPL Note to Southeast                                       $11,288,000
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

     DUTIES TO AND COMPENSATION FROM TKPL. Southeast, in its capacity as Managing General Partner, generally had responsibility for all aspects of TKPL's operations and received as compensation for its services a management fee equal to nine percent of the gross rental revenues derived from the properties it managed for TKPL. All third-party leasing commissions incurred on TKPL buildings were the responsibility of the Company. During 1995, the management fees earned were approximately $1,685,000. During the fourth quarter of 1995, approximately $500,000 of management fees from TKPL previously recorded were written off because collection of these fees could have potentially affected the Company's REIT status.

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

4.   MORTGAGES AND LOANS PAYABLE.

     During December 1996, the Company closed on $175.9 million of a $190 million non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern") which is secured by 10 office parks. This loan is divided into
(i) a tranche in the amount of $100.5 million ($94.7 million of which has been drawn) with a 10 year maturity and an interest rate of 8.25 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. Monthly payments on this loan include principal amortization based on a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $257.6 million at December 31, 1997.

     The Company has a $100 million secured revolving credit facility ($1,000 of which was outstanding on December 31, 1997) provided by First Union National Bank of Florida, Morgan Guaranty Trust Company of New York, AmSouth Bank, N.A. and Guaranty Federal Bank. Based on the Company's election, the interest rate on this revolving credit facility will be either (i) the lender's LIBOR rate plus either 125, 137.5 or 150 basis points (depending on the Company's leverage ratio) or (ii) the lender's prime rate. Interest payments will be due monthly on this credit facility which has a term of two years. At the election of the lender, the term of this credit facility may be extended for additional periods of one year each. This credit facility requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $157.8 million at December 31, 1997.

     The annual maturities of loans and mortgages payable, as of December 31, 1997, are summarized as follows:

                         YEAR ENDING                       AMOUNT
                        DECEMBER 31,                    (IN THOUSANDS)
                        ------------                    --------------
                        1998                                $  2,506
                        1999                                   2,722
                        2000                                   2,954
                        2001                                   3,210
                        2002                                   3,486
                        Subsequent Years                     167,085
                                                            --------
                            Total                           $181,963
                                                            ========

5.    LEASES.

      The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 1997, approximately 93 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

      The Company's leases are operating leases and expire at various dates through 2014. Minimum future rental revenues from leases in effect at December 31, 1997, determined without regard to renewal options, are summarized as follows:

                         YEAR ENDING                         AMOUNT
                        DECEMBER 31,                    (IN THOUSANDS)
                        ------------                    --------------
                        1998                                  $101,453
                        1999                                    76,644
                        2000                                    59,229
                        2001                                    39,947
                        2002                                    27,233
                        Subsequent Years                        73,080
                                                              --------
                          Total                               $377,586
                                                              ========

     The above minimum future rental revenue does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $2,850,000, $2,886,000 and $1,792,000 for the years 1997,
1996, and 1995, respectively.

     At December 31, 1997, annualized rental revenues totaled approximately $14,245,000 for the State of Florida, when all of its departments and agencies which lease space in the Company's buildings were combined. Also, at that date, annualized rental revenues totaled approximately $11,609,000 for the United States of America, when all of its departments and agencies which lease space in the Company's buildings were combined.

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

     INFORMATION CONCERNING OPTIONS GRANTED. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1997, 1996 and 1995 consistent with the method prescribed by SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                               1997             1996             1995
                                                           -----------      -----------      -----------
            Net Income - As reported                       $21,204,000      $10,501,000      $28,990,000
                       - Pro forma                         $19,355,000      $10,139,000      $28,960,000
            Diluted Earnings per share - As reported       $      0.94      $      0.54      $      1.61
                                       - Pro forma         $      0.86      $      0.52      $      1.61

     Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                                                    1997               1996               1995
                                                                   -----              -----              -----
                1988 PLAN
                     Dividend Yield                                 5.00%              5.00%              5.00%
                     Expected Volatility                           23.71%             28.09%             43.70%
                     Risk-free Interest Rates                       5.94%              6.52%              7.35%
                     Expected Lives (Months)                          38                 61                 69

                                                                    1997               1996               1995
                                                                   -----              -----              -----
                1993 PLAN, 1996 PLAN AND OTHER
                     Dividend Yield                                 5.00%              5.00%              5.00%
                     Expected Volatility                           23.71%             24.17%             43.60%
                     Risk-free Interest Rates                       6.11%              6.29%              7.37%
                     Expected Lives (Months)                          65                 86                 69


      A summary of the status of fixed stock option grants as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                           1997                           1996                        1995
                                   ----------------------        -----------------------       ---------------------
                                                 WEIGHTED                      WEIGHTED                     WEIGHTED
                                                 AVERAGE                       AVERAGE                      AVERAGE
                                                 EXERCISE                      EXERCISE                     EXERCISE
                                     OPTIONS      PRICE           OPTIONS       PRICE           OPTIONS      PRICE
                                   ---------     ------          ---------     ------          ---------     ------
Outstanding - beginning of year    1,928,959     $10.51          1,251,862     $ 7.04          1,557,412     $ 9.54
   Granted                           171,392      18.80            923,981      14.39            311,800       7.53
   Exercised                        (335,261)      6.94           (146,268)      7.33             (5,470)      6.96
   Expired                                 0         --                  0         --           (299,180)     20.00
   Forfeited                          (8,317)     14.85           (100,616)      7.69           (312,700)      7.60
                                   ---------                     ---------                     ---------
Outstanding - end of year          1,756,773     $11.98          1,928,959     $10.51          1,251,862     $ 7.04
                                   =========     ======          =========     ======          =========     ======

     The weighted average fair values of options granted during 1997, 1996 and 1995 were $4.35, $3.79 and $3.44 per option, respectively.

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                   EXERCISE                 OPTIONS                    OPTIONS            WEIGHTED AVERAGE
                     PRICE                OUTSTANDING                EXERCISABLE          REMAINING LIFE
                  ---------               -----------                -----------          ----------------
                                                                                             (Months)
                  $  5.1250                  105,031                    105,031                    13
                     7.5000                  162,300                     40,404                    84
                     7.6250                  467,056                    236,755                    66
                     8.1250                    3,600                          0                    88
                    11.5000                  140,851                    100,699                    90
                    15.3750                  745,000                    168,500                   107
                    19.1250                   18,000                          0                   109
                    19.8125                  114,935                     44,760                   115
                                           ---------                    -------
                                           1,756,773                    696,149                    88
                                           =========                    =======                   ===

      Remaining non-exercisable options as of December 31, 1997 become exercisable as follows:

                                                    NUMBER
                             YEAR                 OF OPTIONS
                             ----                 ----------
                             1998                    339,869
                             1999                    339,871
                             2000                    244,645
                             2001                    132,639
                             2002                      3,600
                                                   ---------
                                                   1,060,624
                                                   =========

     WARRANTS. The Company had 0 and 1,110,887 warrants outstanding on December 31, 1997 and 1996, respectively. Each warrant gave the holder the right to purchase one share of common stock at a price of $8.00 per share, such rights to be exercisable until June 30, 1999. During July 1997, the Company's Board of Directors approved the redemption of warrants outstanding on August 29, 1997 (the "Redemption Date") for $3.81 per warrant. The Company redeemed 99,871 warrants following the Redemption Date.

     SHAREHOLDER RIGHTS PLAN. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 1997), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for a certain shareholder and its affiliates. See Note 2 for further discussion of this amendment.

7.   STOCK INVESTMENT PLAN.

     The Company has a Monthly Stock Investment Plan (the "SIP") which provides for regular purchases of the Company's common stock by all employees and directors. The SIP provides for monthly payroll and directors' fees deductions up to $1,700 per month with the Company making monthly contributions for the account of each participant as follows: (i) 25 percent of amounts up to $50;
(ii) 20 percent of amounts between $50 and $100; and (iii) 15 percent of amounts between $100 and $1,700, which amounts are used by an unaffiliated Administrator to purchase Shares from the Company.

     The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totaled approximately $59,300, $36,700 and $34,800 for 1997, 1996 and 1995,
respectively. Through December 31, 1997, 65,113 Shares have been issued under the SIP.

8.   EMPLOYEE BENEFIT PLANS.

     The Company has a 401(k) plan (the "401(k) Plan") which permits contributions by employees. For 1995, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (43,804 Shares which had a value of approximately $465,000 on December 31, 1995) and cash ($443,000). The contribution for 1995 was made during February, 1996. For 1996, the

Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (23,657 Shares which had a value of approximately $444,000 on December 31, 1996). The contribution for 1996 was made during January, 1997. For 1997, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (9,197 Shares which had a value of approximately $202,000 on December 31, 1997). The contribution for 1997 was made on February 26, 1998.

     The Company has a supplemental executive retirement plan (the "SERP"), an unfunded defined benefit plan. The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company's 401(k) Plan. The document establishing the SERP, which became effective on June 28, 1995, was executed by the Company on August 18, 1995. The benefits are based on years of service and the employee's average base salary during the last three calendar years of employment.

     Net periodic pension cost for the SERP for 1997, 1996 and 1995 was as follows (in thousands) :

                                                                                   1997         1996         1995
                                                                                  -----        -----        -----
           Service Cost                                                           $  25        $  28        $  25
           Interest Cost                                                            287          242           94
           Amortization of Unrecognized Prior Service Cost                          244          219          109
                                                                                  -----        -----        -----
                  Total                                                           $ 556        $ 489        $ 228
                                                                                  =====        =====        =====

    Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

           Discount rate                                                                7.5%
           Rate of increase in salary levels                                            5.0%

     The following table sets forth the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 1997, 1996 and 1995 (in thousands):

                                                           1997       1996       1995
                                                           -----      -----      -----
          Accumulated benefit obligation                 $ 2,943    $ 2,370    $ 1,884
          Effect of projected future salary increases      1,149      1,126        624
                                                         -------    -------    -------
          Projected benefit obligation                   $ 4,092    $ 3,496    $ 2,508
                                                         =======    =======    =======
          Actuarial present value of projected benefit
            obligations in excess of plan assets         $(4,092)   $(3,496)   $(2,508)
          Unrecognized prior service cost                  2,924      2,779      2,280
          Additional minimum liability                    (1,670)    (1,653)    (1,656)
                                                         -------    -------    -------
          Accrued pension cost                           $(2,838)   $(2,370)   $(1,884)
                                                         =======    =======    =======

9.   DIVIDENDS.

     During 1997, the Company paid a total of $0.35 per share of dividends. The Company paid no dividends during the two years ended December 31, 1996. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. During November 1997, the Company's Board of Directors declared a quarterly dividend of $0.25 per share payable on February 4, 1998, to shareholders of record on December 31, 1997.

10.  FEDERAL INCOME TAXES.

     The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. For the year ended December 31, 1997, the Company's taxable income prior to the dividends paid deduction was approximately $7,473,000 (which equals the Company's 1997 dividends paid deduction). The Company's taxable loss prior to the dividends paid deduction for the years ended December 31, 1996 and 1995 was approximately $18,416,000 and $23,265,000, respectively. The difference between net income for financial reporting purposes and taxable income/loss results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards. At December 31, 1997, the net book basis of the Company's assets and liabilities exceeded the net tax basis of assets and liabilities in the amount of approximately $6.8 million.

     The Company utilized approximately $14,932,000 and $593,000 of net operating loss carryforwards to eliminate REIT taxable income for 1996 and 1995, respectively. The Company's net operating loss carryforward available to offset REIT taxable income for 1997 is approximately $22,239,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. For 1996 and 1995, the Company incurred alternative minimum taxes of approximately $324,000 and $0, respectively, and recorded a provision for alternative minimum taxes of approximately $834,000 for 1997.

     During 1996, the Internal Revenue Service ("IRS") completed its examination of the Company's 1992 and 1993 Federal income tax returns and the Koger Properties, Inc. ("KPI") final Federal income tax return. The IRS submitted their Report to the Company and disallowed certain deductions on KPI's final Federal income tax return, the result of which reduced the net operating loss carryforwards acquired from KPI from approximately $98 million to $30 million and required the payment of approximately $169,000 of alternative minimum tax plus interest. Management believes this was a favorable settlement with respect to KPI's final Federal income tax return. There were no adjustments to the Company's 1992 and 1993 Federal income tax returns.

11.  LITIGATION.

     A derivative action, which was filed in 1990, against the Company in the U.
S. District Court, Middle District of Florida (the "District Court"), was resolved in favor of the Company in 1996. The Company and the other parties to this action agreed on a settlement of all claims, and on January 10, 1996, the District Court entered its order approving this settlement, which became final on or about February 12, 1996. During 1995, the Company paid $50,000 for settlement of this litigation.

     Under the terms of the merger agreement between the Company and KPI, the Company agreed to indemnify certain former non-officer directors of KPI (the "Indemnified Persons") in respect of amounts to which such Indemnified Persons would be otherwise entitled to indemnification under Florida law, the articles of incorporation or the by-laws of KPI arising out of acts or omissions prior to September 25, 1991 (the "Indemnity"). The obligations of the Company under such indemnification did not exceed (i) $1,000,000 in the aggregate and (ii) $200,000 per Indemnified Person and were subject to certain other conditions precedent. Certain of the former non-officer directors of KPI were defendants in a Pension Plan class action suit (the "Roby Case"). Although the Company was not named in this suit, certain former non-officer directors of KPI were Indemnified Persons. The Company signed an agreement to settle the Roby Case and placed in escrow $100,000 as its contribution to such settlement for the Indemnified Persons. On January 9, 1997, the District Court entered the Order and Final Judgment approving the agreement to settle the Roby Case. The time for appeal of the Order and Final Judgment passed with no appeal having been taken. No provision has been made in the Consolidated Financial Statements for any additional liability that may result from the Indemnity.

12.  COMMITMENTS AND CONTINGENCIES.

     At December 31, 1997, the Company had commitments for the construction of buildings and improvements to existing buildings of approximately $20.5 million.

13.  PRO FORMA INFORMATION - SALE OF COMMON STOCK.

     The proceeds of the sale of 3.5 million shares of common stock, on December 17, 1997, were used to retire approximately $51.6 million of debt, with an average interest rate of approximately 8.6%, and for general corporate purposes. Pro forma earnings per share information assuming that the sale of common stock had occurred on January 1, 1997 is as follows:


          Pro forma net income                    $24,394,000
          Pro forma earnings per share:
                    Basic                         $      0.99
                    Diluted                       $      0.94

14.  SUBSEQUENT EVENTS.

     On January 30, 1998, the Company acquired a building, containing 127,700 net rentable square feet, located in Richmond, Virginia for a purchase price of $16.5 million. In connection with this acquisition, the Company assumed $8.5 million of mortgages with an interest rate of 8.0 percent. On February 1, 1998, the Company acquired a building, containing 20,000 net rentable square feet, located in Jacksonville, Florida for a purchase price of $2.0 million.

15.  INTERIM FINANCIAL INFORMATION (UNAUDITED).

     Selected quarterly information for the two years in the period ended December 31, 1997 is presented below (in thousands except per share amounts):

                                            RENTAL                TOTAL                  NET         EARNINGS  PER
QUARTERS ENDED                             REVENUES              REVENUES               INCOME       COMMON SHARE
--------------                             --------              --------               ------       ------------
March 31, 1996                              $23,985               $25,177               $3,016          $.16
June 30, 1996                                24,160                25,384                2,214           .12
September 30, 1996                           24,515                25,751                2,261           .12
December 31, 1996 (1)                        25,682                27,760                3,010           .14
March 31, 1997                               25,383                26,943                5,693           .25
June 30, 1997                                26,387                27,937                5,008           .23
September 30, 1997 (2)                       28,079                29,143                6,949           .31
December 31, 1997                            29,075                29,966                3,554           .15

(1) The results for the quarter ended December 31, 1996 were affected by an extraordinary loss on early retirement of debt. Income before extraordinary item was $4,396 and earnings per common share before extraordinary item was $0.21.
(2) The results for the quarter ended September 30, 1997 were affected by a gain from the sale of a land parcel which totaled $2,057.

                                                                     SCHEDULE II

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                                               ------------------------
                                                BALANCE AT     CHARGED TO    CHARGED TO                    BALANCE AT
                                               BEGINNING OF    COSTS AND       OTHER                         END OF
DESCRIPTION                                      PERIOD         EXPENSES      ACCOUNTS     DEDUCTIONS        PERIOD
------------------------------------           ------------    ----------    ----------    ----------      ----------
1997
Allowance for uncollectible accounts             $  231         $ 224          $0             $205(a)        $  250
                                                 ======         =====          ==             ====           ======
Valuation allowance - land held
   for sale                                      $1,020         $(679)         $0             $ 62(b)        $  279
                                                 ======         =====          ==             ====           ======

1996
Allowance for uncollectible accounts             $  391         $  50          $0             $210(a)        $  231
                                                 ======         =====          ==             ====           ======
Valuation allowance - land held
   for sale                                      $1,520         $   0          $0             $500(b)        $1,020
                                                 ======         =====          ==             ====           ======

1995
Allowance for uncollectible accounts             $  362         $ 172          $0             $143(a)        $  391
                                                 ======         =====          ==             ====           ======

Valuation allowance - land held
   for sale                                      $  550         $ 970          $0             $  0           $1,520
                                                 ======         =====          ==             ====           ======


(a) Receivable balance which was determined to be uncollectible and written-off in the applicable year.
(b)  Land parcel was sold for which valuation allowance had been recorded.

                      KOGER EQUITY, INC. AND SUBSIDIARIES           SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                        COSTS CAPITALIZED
                                                            SUBSEQUENT
                                    INITIAL COST          TO ACQUISITION                 TOTAL COST
                                 -----------------      ------------------      ----------------------------
                                           BLDGS &      IMPROVE   CARRYING                BLDGS &    (b)(c)
CENTER/LOCATION                    LAND    IMPROV.       MENTS      COSTS        LAND     IMPROV.    TOTAL
---------------                    ----    -------      --------  --------       ----     -------    -------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE              $13,145    $63,211      $ 8,443   $    0       $13,145    $71,654    $84,799
  ATLANTA GWINNETT                  950      7,565            0        0           950      7,565      8,515
  ATLANTA PERIMETER               2,785     18,406            5        0         2,785     18,411     21,196
  AUSTIN                          4,274     13,650        2,909        0         4,274     16,559     20,833
  CHARLOTTE CARMEL                1,796     14,809          404        0         1,796     15,213     17,009
  CHARLOTTE EAST                  5,788     25,078        3,519        0         5,788     28,597     34,385
  EL PASO                         4,011     12,440        3,471        0         4,011     15,911     19,922
  GREENSBORO SOUTH                6,384     38,700        4,583        0         6,384     43,283     49,667
  GREENSBORO WENDOVER                 0         11            0        0             0         11         11
  GREENVILLE PARK CENTRAL         1,238     12,377          150        0         1,238     12,527     13,765
  GREENVILLE ROPER MT.            3,833     16,104        2,916        0         3,833     19,020     22,853
  JACKSONVILLE BAYMEADOWS         7,625     23,716          490        0         7,625     24,206     31,831
  JACKSONVILLE CENTRAL            6,755     34,806        5,942        0         6,755     40,748     47,503
  JACKSONVILLE DEERWOOD             479      2,837            0        0           479      2,837      3,316
  MEMPHIS GERMANTOWN              5,164     24,977        2,398        0         5,164     27,375     32,539
  ORLANDO CENTRAL                 8,342     30,575        7,284        0         8,342     37,859     46,201
  ORLANDO UNIVERSITY              2,900     12,218          798        0         2,900     13,016     15,916
  ST. PETERSBURG                  6,657     29,525        4,486        0         6,657     34,011     40,668
  SAN ANTONIO AIRPORT             3,243     12,532          187        0         3,243     12,719     15,962
  SAN ANTONIO WEST                9,638     29,649        8,493        0         9,638     38,142     47,780
  TALLAHASSEE APALACHEE PKWY      6,063     28,043        4,781        0         6,063     32,824     38,887
  TALLAHASSEE CAPITAL CIRCLE      4,561     31,493        2,364        0         4,561     33,857     38,418
  TULSA                           6,066     17,134        3,142        0         6,066     20,276     26,342
                               --------   --------     --------   ------     ---------   --------   --------
         SUBTOTALS              111,697    499,856       66,765        0       111,697    566,621    678,318
   FURNITURE & EQUIPMENT                     2,220                                          2,220      2,220
   IMPROVEMENTS IN PROGRESS                                 711                               711        711
            TOTAL OPERATING
                               --------   --------      -------   ------      --------   --------   --------
               REAL ESTATE     $111,697   $502,076      $67,476   $    0      $111,697   $569,552   $681,249
                               --------   --------      -------   ------      --------   --------   --------


                                     (d)         (a)
                                    ACCUM.      MORT-         DATE               DEPRECIABLE
CENTER/LOCATION                      DEPR.      GAGES         ACQUIRED               LIFE
---------------                     -----      --------       -------            ------------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                 $15,579     $      1         1988 - 1993        3 - 40 YRS.
  ATLANTA GWINNETT                      18            0         1993 - 1997        7 - 39 YRS.
  ATLANTA PERIMETER                    118            0            1997                39 YRS.
  AUSTIN                             2,918       16,788         1990 - 1993        3 - 40 YRS.
  CHARLOTTE CARMEL                   1,131            0         1993 - 1997        3 - 40 YRS.
  CHARLOTTE EAST                     5,049            0         1989 - 1993        3 - 40 YRS.
  EL PASO                            3,714        8,888         1990 - 1993        3 - 40 YRS.
  GREENSBORO SOUTH                   7,925            0         1988 - 1993        3 - 40 YRS.
  GREENSBORO WENDOVER                    6            0            1993                 7 YRS.
  GREENVILLE PARK CENTRAL              220            0            1997            3 - 39 YRS.
  GREENVILLE ROPER MT.               4,520       10,863         1988 - 1993        3 - 40 YRS.
  JACKSONVILLE BAYMEADOWS            2,680       27,158            1993            3 - 40 YRS.
  JACKSONVILLE CENTRAL               9,082            0         1989 - 1993        3 - 40 YRS.
  JACKSONVILLE DEERWOOD                 64            0            1997                39 YRS.
  MEMPHIS GERMANTOWN                 5,413       14,898         1988 - 1997        3 - 40 YRS.
  ORLANDO CENTRAL                    9,496       24,689         1988 - 1993        3 - 40 YRS.
  ORLANDO UNIVERSITY                 2,219            0         1990 - 1993        3 - 40 YRS.
  ST. PETERSBURG                     7,441       18,622         1988 - 1993        3 - 40 YRS.
  SAN ANTONIO AIRPORT                  198            0            1997            3 - 39 YRS.
  SAN ANTONIO WEST                   9,478       21,881         1990 - 1993        3 - 40 YRS.
  TALLAHASSEE APALACHEE PKWY         7,554       18,622         1988 - 1993        3 - 40 YRS.
  TALLAHASSEE CAPITAL CIRCLE         4,325       19,553         1988 - 1993        3 - 40 YRS.
  TULSA                              4,387            0         1990 - 1993        3 - 40 YRS.
                                  --------     --------
         SUBTOTALS                 103,535      181,963
   FURNITURE & EQUIPMENT             1,165                                          3 - 7 YRS.
   IMPROVEMENTS IN PROGRESS
            TOTAL OPERATING
                                  --------     --------
               REAL ESTATE        $104,700     $181,963
                                  --------     --------

                       KOGER EQUITY, INC. AND SUBSIDIARIES          SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                 COSTS CAPITALIZED
                                                                     SUBSEQUENT
                                        INITIAL COST               TO ACQUISITION                TOTAL COST
                                   ------------------------    ---------------------  ------------------------------
                                                    BLDGS &    IMPROVE     CARRYING              BLDGS &      (b)(c)
CENTER/LOCATION                        LAND         IMPROV.     MENTS       COSTS      LAND      IMPROV.      TOTAL
---------------                    ----------       -------    --------    --------   --------   -------      ------
PROPERTIES UNDER CONSTRUCTION:
  ATLANTA GWINNETT                 $      813     $    1,625     $     0    $    0    $    813   $  1,625    $ 2,438
  CHARLOTTE CARMEL                      1,374          2,504           0         0       1,374      2,504      3,878
  GREENSBORO WENDOVER                     513          1,101           0         0         513      1,101      1,614
  GREENVILLE ROPER MT.                    949          2,413           0         0         949      2,413      3,362
  JACKSONVILLE BAYMEADOWS               2,319          9,107           0         0       2,319      9,107     11,426
  MEMPHIS GERMANTOWN                    1,714          1,233           0         0       1,714      1,233      2,947
  ORLANDO UNIVERSITY                    1,296            333           0         0       1,296        333      1,629
  SAN ANTONIO WEST                          0            292           0         0           0        292        292
                                   ----------     ----------     -------    ------    --------   --------  ---------
        TOTAL UNDER CONSTRUCTION        8,978         18,608           0         0       8,978     18,608     27,586
                                   ----------     ----------     -------    ------    --------   --------  ---------


UNIMPROVED LAND:
  ATLANTA GWINNETT                      4,967              0           0         0       4,967          0      4,967
  CHARLOTTE CARMEL                        990              0           0         0         990          0        990
  CHARLOTTE EAST                          468              0           0         0         468          0        468
  COLUMBIA SPRING VALLEY                   76              0           0         0          76          0         76
  El PASO                                 100              0           0         0         100          0        100
  GREENSBORO WENDOVER                     978              0           0         0         978          0        978
  GREENVILLE PARK CENTRAL                 438              0           0         0         438          0        438
  JACKSONVILLE CENTRAL                     95              0           0         0          95          0         95
  MEMPHIS GERMANTOWN                    1,594              0           0         0       1,594          0      1,594
  ORLANDO UNIVERSITY                    1,584              0           0         0       1,584          0      1,584
  RICHMOND SOUTH                          481              0           0         0         481          0        481
  ST. PETERSBURG                          700              0           0         0         700          0        700
  SAN ANTONIO WEST                      1,430              0           0         0       1,430          0      1,430
  TULSA                                   860              0           0         0         860                   860
                                   ----------     ----------     -------    ------    --------   --------  ---------
        TOTAL UNIMPROVED LAND          14,761              0           0         0      14,761          0     14,761
                                   ----------     ----------     -------    ------    --------   --------  ---------
                   TOTAL           $  135,436     $  520,684    $ 67,476    $    0    $135,436  $ 588,160  $ 723,596
                                   ==========     ==========    ========    ======    ========  =========  =========


                                            (d)        (a)
                                           ACCUM.     MORT-          DATE         DEPRECIABLE
CENTER/LOCATION                            DEPR.      GAGES        ACQUIRED           LIFE
---------------                           ------     -------       --------       ------------
PROPERTIES UNDER CONSTRUCTION:
  ATLANTA GWINNETT                       $      0   $       0
  CHARLOTTE CARMEL                              0           0
  GREENSBORO WENDOVER                           0           0
  GREENVILLE ROPER MT.                          0           0
  JACKSONVILLE BAYMEADOWS                       0           0
  MEMPHIS GERMANTOWN                            0           0
  ORLANDO UNIVERSITY                            0           0
  SAN ANTONIO WEST                              0           0
                                         --------    --------
        TOTAL UNDER CONSTRUCTION                0           0
                                         --------    --------


UNIMPROVED LAND:
  ATLANTA GWINNETT                              0           0        1993
  CHARLOTTE CARMEL                              0           0        1993
  CHARLOTTE EAST                                0           0        1993
  COLUMBIA SPRING VALLEY                        0           0        1993
  El PASO                                       0           0        1997
  GREENSBORO WENDOVER                           0           0        1993
  GREENVILLE PARK CENTRAL                       0           0        1997
  JACKSONVILLE CENTRAL                          0           0        1989
  MEMPHIS GERMANTOWN                            0           0        1993
  ORLANDO UNIVERSITY                            0           0        1993
  RICHMOND SOUTH                                0           0        1993
  ST. PETERSBURG                                0           0        1993
  SAN ANTONIO WEST                              0           0        1993
  TULSA                                         0           0        1993
                                         --------    --------
        TOTAL UNIMPROVED LAND                   0           0        1993
                                         --------   ---------
                   TOTAL                 $104,700   $ 181,963
                                         ========   =========

                      KOGER EQUITY, INC. AND SUBSIDIARIES          SCHEDULE III
                          REAL ESTATE AND ACCUMULATED
                  DEPRECIATION DECEMBER 31, 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------
(a) At December 31, 1997, the outstanding balance of mortgages payable was $181,963.
(b) Aggregate cost basis for Federal income tax purposes was $758,520 at December 31, 1997.
(c) Reconciliation of total real estate carrying value for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                     1997         1996         1995
                                                                  ---------    ---------    ---------
                  Balance at beginning of year                    $ 613,093    $ 601,594    $ 614,249
                      Acquisitions and construction                 102,524        1,058          330
                      Improvements                                   11,902       12,568       14,371
                      Transfer from/to other assets                                 (257)          16
                      Sale of unimproved land                        (4,287)      (1,250)      (4,761)
                      Sale or disposition operating real estate         (15)        (620)     (21,539)
                      Investment in KRSI                                                         (102)
                      Provision for loss - land parcels                 379                      (970)
                                                                  ---------    ---------    ---------
                  Balance at close of year                        $ 723,596    $ 613,093    $ 601,594
                                                                  =========    =========    =========

            For 1995, the provision for loss was based upon a contract for the sale of the Miami land parcel.

(d) Reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                      1997         1996         1995
                                                                      -------      ----         ----
                  Balance at beginning of year                    $  82,478    $  62,845    $  46,106
                    Depreciation expense:
                      Operating real estate                          21,795       19,538       17,363
                      Furniture and equipment                           440          292          258
                    Investment in KRSI                                                            (31)
                    Sale or disposition of operating real estate        (13)        (197)        (851)
                                                                  ---------    ---------    ---------
                  Balance at close of year                        $ 104,700    $  82,478    $  62,845
                                                                  =========    =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "1998 Proxy Statement") and is incorporated herein by reference.

     The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

Victor A. Hughes, Jr. ......................   Chairman of the Board, Chief Executive Officer, Chief Financial
                                               Officer and Director
James C. Teagle.............................   President, Chief Operating Officer and Director
Robert N. Bridger...........................   Senior Vice President of Engineering Services and Construction
W. Lawrence Jenkins ........................   Vice President of Administration and Corporate Secretary
James L. Stephens...........................   Vice President and Chief Accounting Officer

     Mr. Hughes, age 62, was elected Chairman and CEO on June 21, 1996. He has served as Chief Financial Officer of the Company since March 31, 1991. He held the position of President from August 22, 1995 to November 14, 1997. Mr. Hughes also held the positions of Senior Vice President of the Company from May 20, 1991 through August 21, 1995, and Vice President from April 1, 1990 to May 20, 1991. He was Assistant Secretary of the Company from March 11, 1991 through December 21, 1993. Mr. Hughes was elected to the Board of Directors of the Company on July 27, 1992.

     Mr. Teagle, age 56, was elected President on November 14, 1997, and has been Chief Operating Officer of the Company since June 21, 1996. He previously held the positions of Executive Vice President from June 21, 1996 to November 14, 1997, Senior Vice President from May 10, 1994 to June 21, 1996, and Vice President from December 21, 1993 to May 10, 1994. Mr. Teagle was a Vice President of KPI from June 7, 1973 to December 21, 1993. Mr. Teagle was elected to the Board of Directors of the Company on October 10, 1996.

     Mr. Bridger, age 61, was elected Senior Vice President of Engineering Services and Construction on November 14, 1997. He had held the position of Vice President since May 10, 1994. Mr. Bridger served as Senior Vice President of Development of KPI from August 6, 1985 to February 8, 1991, and as Senior Vice President of Koger Management, Inc. from February 8, 1991 to December 21, 1993. From 1970 to 1985, Mr. Bridger served as Vice President of Construction of KPI.

     Mr. Jenkins, age 54, has been the Corporate Secretary of the Company since December 21, 1993, and Vice President of the Company since May 10, 1994. Mr. Jenkins served as Corporate Secretary of KPI from June 7, 1973 through December 21, 1993, and as Vice President/Administration of KPI from August 7, 1990 through December 21, 1993.

     Mr. Stephens, age 40, has been Vice President of the Company since May 7, 1996, and was the Treasurer of the Company from March 31, 1991 to May 7, 1996. He has served as Chief Accounting Officer of the Company since March 31, 1991. He held the position of Assistant Secretary of the Company from May 20, 1991 through December 21, 1993.

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

     Except for the late reporting of the exercise of 1,450 options to purchase Shares by James L. Stephens, and the late reporting of the sale of 25,000 Shares by Irvin H. Davis, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, the Company's executive officers and directors complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 1998 Proxy Statement (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 1998 Proxy Statement. The beneficial ownership of Common Stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 1998 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

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

  (b) Reports on Form 8-K: On November 18, 1997, the Company filed a Form 8-K (dated October 1, 1997) reporting under Item 5, Other Events, six individual acquisition transactions completed during the period from May 15, 1997 through October 1, 1997 and providing under Item 7, Financial Statements and Exhibits, Statements of Revenues and Certain Expenses for each of the six individual acquisition transactions. On December 15, 1997, the Company filed a Form 8-K (dated December 12,
          1997) reporting that the Company had signed (i) an Underwriting Agreement relating to the sale by the Company in an underwritten public offering of 3,000,000 shares of the Company's Common Stock plus 450,000 shares subject to a thirty-day underwriters' over-allotment option and (ii) a Purchase Agreement between the Company and AREIF II Realty Trust, Inc. ("AREIF") relating to the sale by the Company to AREIF of 500,000 shares of the Company's Common Stock. The Company also provided under Item 7, Financial Statements and Exhibits, copies of the Underwriting Agreement and the Purchase Agreement.
  (c)     The following exhibits are filed as part of this report:


EXHIBIT
NUMBER             DESCRIPTION
--------           -------------------------------------------------------------
1                  Underwriting Agreement dated December 12, 1997, between Koger
                   Equity, Inc. and J.P. Morgan Securities, Inc., Bear Stearns
                   and Company, Inc. and BT Alex Brown Incorporated, as
                   Representatives of the several underwriters. Incorporated by reference to Exhibit 1 of the Form 8-K, dated December 12,
                   1997, filed by the Registrant on December 15, 1997 (File No.
                   1-9997).

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

4(b)(1)(A)         Koger Equity, Inc. Rights Agreement (the "Rights Agreement")
                   dated as of September 30, 1990 between the Company and
                   Wachovia Bank and Trust Company, N.A. as Rights Agent
                   ("Wachovia"). Incorporated by reference to Exhibit 1 to a
                   Registration Statement on Form 8-A, dated October 3, 1990
                   (File No. 1-9997).

EXHIBIT
NUMBER             DESCRIPTION
-------            -------------------------------------------------------------
4(b)(1)(B)         First Amendment to the Rights Agreement, dated as of March
                   22, 1993, between the Company and First Union National Bank of North Carolina, as Rights Agent ("First Union"), entered into for the purpose of replacing Wachovia. Incorporated by reference to Exhibit 4(b)(4) of the Form 10-Q filed by the
                   Registrant for the quarter ended March 31, 1993 (File No.
                   1-9997).
4(b)(1)(C)         Second Amendment to the Rights Agreement, dated as of
                   December 21, 1993, between the Company and First Union.
                   Incorporated by reference to Exhibit 5 to an Amendment on
                   Form 8-A/A, dated December 21, 1993, to a Registration
                   Statement of the Registrant on Form 8-A, dated October 3,
                   1990 (File No. 1-9997).
4(b)(1)(D)         Third Amendment to Rights Agreement, dated as of October 10,
                   1996, between Koger Equity, Inc. and First Union.
                   Incorporated by reference to Exhibit 6 to an Amendment on
                   Form 8-A/A, dated November 7, 1996, to a Registration
                   Statement of the Registrant on Form 8-A, dated October 3,
                   1990 (File No. 1-9997).
4(b)(1)(E)         Fourth Amendment to Rights Agreement, dated as of February
                   27, 1997, between Koger Equity, Inc. and First Union.
                   Incorporated by reference to Exhibit 8 to an Amendment on
                   Form 8-A/A, dated March 17, 1997, to a Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File
                   No. 1-9997).
4(b)(2)            Form of Common Stock Purchase Rights Certificate (attached as
                   Exhibit A to the Rights Agreement). Pursuant to the Rights
                   Agreement, printed Common Stock Purchase Rights Certificates will not be mailed until the Distribution Date (as defined in the Rights Agreement).
4(b)(3)            Summary of Common Stock Purchase Rights (attached as Exhibit
                   B to the Rights Agreement, Exhibit 4(b)(1)(A)).
4(c)(1)            Warrant Agreement, dated as of December 21, 1993, between the
                   Company and First Union (the "Warrant Agreement").
                   Incorporated by reference to Exhibit 2 to an Amendment on
                   Form 8-A/A, dated December 21, 1993, to a Registration
                   Statement on Form 8-A, dated September 30, 1993 (File No.
                   1-9997).
4(c)(2)            Form of a Common Share Purchase Warrant issued pursuant to the Warrant Agreement. Incorporated by reference to Exhibit 1 to an Amendment on Form 8-A/A, dated December 21, 1993, to a
                   Registration Statement on Form 8-A, dated September 30, 1993
                   (File No. 1-9997).
10(a)(1)(A)        Koger Equity, Inc. Amended and Restated 1988 Stock Option
                   Plan. Incorporated by reference to Exhibit 10(e)(1)(A) of
                   Form 10-Q filed by the Registrant for the quarter ended June
                   30, 1992 (File No. 1-9997).
10(a)(1)(B)        Form of Stock Option Agreement pursuant to Koger Equity, Inc.
                   Amended and Restated 1988 Stock Option Plan. Incorporated by
                   reference to Exhibit 10(e)(2)(A) of Form 10-Q filed by the
                   Registrant for the quarter ended June 30, 1992 (File No.
                   1-9997).
10(a)(1)(C)        Form of Amendment to Stock Option Agreement pursuant to Koger
                   Equity, Inc. Amended and Restated 1988 Stock Option Plan.
                   Incorporated by reference to Exhibit 10(a)(1)(C) of Form 10-K filed by the Registrant for the period ended December 31,
                   1996 (File No. 1-9997).
10(a)(2)(A)        Koger Equity, Inc. 1993 Stock Option Plan. Incorporated by
                   reference to Exhibit II to Registrant's Proxy Statement dated
                   June 30, 1993 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
-------------------------------------------------------------------------------
10(a)(2)(B)        Form of Stock Option Agreement pursuant to Koger Equity,
                   Inc. 1993 Stock Option Plan. Incorporated by reference to
                   Exhibit 10(e)(3)(B) of Form 10-K filed by the Registrant for the period ended December 31, 1994 (File No. 1-9997).
10(a)(2)(C)        Form of Amendment to Stock Option Agreement pursuant to Koger
                   Equity, Inc. 1993 Stock Option Plan. Incorporated by
                   reference to Exhibit 10(a)(2)(C) of Form 10-K filed by the
                   Registrant for the period ended December 31, 1996 (File No.
                   1-9997).
10(a)(3)(A)        Koger Equity, Inc. 1996 Stock Option Plan. Incorporated by
                   reference to Exhibit 10(a)(3)(A) of Form 10-K filed by the
                   Registrant for the period ended December 31, 1996 (File No.
                   1-9997).
10(a)(3)(B)        Form of Stock Option Agreement pursuant to Koger
                   Equity, Inc. 1996 Stock Option Plan. Incorporated by
                   reference to Exhibit 10(a)(3)(B) of Form 10-K filed by the
                   Registrant for the period ended December 31, 1996 (File No.
                   1-9997).
10(b)(1)           Shareholders Agreement, dated August 9, 1993, between the
                   Company and TCW Special Credits, a California general
                   partnership. Incorporated by reference to Exhibit 10(o) of
                   Form 10-K filed by the Registrant for the period ended
                   December 31, 1993 (File No. 1-9997).
10(b)(2)           Registration Rights Agreement, dated as of August 9, 1993, between the Company and TCW Special Credits, a California
                   general partnership. Incorporated by reference to Exhibit
                   10(p) of Form 10-K filed by the Registrant for the period
                   ended December 31, 1993 (File No. 1-9997).
10(c)              License Agreement, dated as of July 28, 1995, between Koger
                   Equity, Inc. and Koger Realty Services, Inc. Incorporated by
                   reference to Exhibit 10(v) of Form 10-Q filed by the
                   Registrant for the quarter ended June 30, 1995 (File No.
                   1-9997).
10(d)(1)           Supplemental Executive Retirement Plan, dated as of August
                   18, 1995 to be effective as of June 28, 1995. Incorporated by reference to Exhibit 10(w) of Form 10-Q filed by the
                   Registrant for the quarter ended September 30, 1995 (File No.
                   1-9997).
10(d)(2)           Amendment No. 1 to Supplemental Executive Retirement Plan,
                   effective June 21, 1996.*
10(e)              Form of Indemnification Agreement between Koger Equity, Inc.
                   and its Directors and certain of its officers. Incorporated by reference to Exhibit 10(x) of Form 10-K filed by the
                   Registrant for the year ended December 31, 1995 (File No.
                   1-9997).
10(f)(1)           Employment Agreement between Koger Equity, Inc. and Victor A.
                   Hughes, Jr. effective as of June 21, 1996. Incorporated by reference to Exhibit 10(y)(1) of Form 10-Q filed by the
                   Registrant for the quarter ended September 30, 1996 (File No.
                   1-9997).
10(f)(2)           Employment Agreement between  Koger Equity, Inc. and James C.
                   Teagle, effective as of June 21, 1996. Incorporated by
                   reference to Exhibit 10(y)(2) of Form 10-Q filed by the
                   Registrant for the quarter ended September 30, 1996 (File No.
                   1-9997).
10(g)(1)(A)        Stock Purchase Agreement, dated as of October 10, 1996,
                   between Koger Equity, Inc. and AP-KEI Holdings, LLC, a
                   Delaware limited liability company. Incorporated by reference to Exhibit 7 to an Amendment on Form 8-A/A, dated November 7,
                   1996, to a Registration Statement of the Registrant on Form
                   8-A, dated October 3, 1990 (File No. 1-9997).

EXHIBIT
NUMBER             DESCRIPTION
-------            ------------------------------------------------------------
10(g)(1)(B)        Registration Rights Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC, a
                   Delaware limited liability company. Incorporated by reference to Exhibit A of the Stock Purchase Agreement, dated as of
                   October 10, 1996, between Koger Equity, Inc. and AP-KEI
                   Holdings, LLC, which is Exhibit 7 to an Amendment on Form
                   8-A/A, dated November 7, 1996, to a Registration Statement on
                   Form 8-A, dated October 3, 1990 (File No. 1-9997).
10(g)(2)(A)        Amendment No. 1 to Stock Purchase Agreement, dated as of
                   February 27, 1997, between Koger Equity, Inc. and AP-KEI
                   Holdings, LLC. Incorporated by reference to Exhibit 9 to an
                   Amendment on Form 8-A/A, dated March 17, 1997, to a
                   Registration Statement of the Registrant on Form 8-A, dated
                   October 3, 1990 (File No. 1-9997).
10(g)(2)(B)        Assignment and Assumption Agreement, dated as of February 27,
                   1997, among and between Koger Equity, Inc. and AP-KEI
                   Holdings, LLC and AREIF II Realty Trust, Inc. Incorporated by
                   reference to Exhibit 10 to an Amendment on Form 8-A/A, dated
                   March 17, 1997, to a Registration Statement of the Registrant
                   on Form 8-A, dated October 3, 1990 (File No. 1-9997).
10(g)(3)           Purchase Agreement, dated December 12, 1997, between Koger
                   Equity, Inc. and AREIF II Realty Trust, Inc. Incorporated by
                   reference to Exhibit 10 of the Form 8-K, dated December 12,
                   1997, filed by the Registrant on December 15, 1997 (File No.
                   1-9997).
10(h)              Consulting Agreement, dated as of June 21, 1996, between
                   Koger Equity, Inc. and Irvin H. Davis. Incorporated by
                   reference to Exhibit 10(ab) of Form 10-Q filed by the
                   Registrant for the quarter ended September 30, 1996 (File No.
                   1-9997).
10(i)              Consulting Agreement, dated as of March 14, 1996, between
                   Koger Equity, Inc. and David B. Hiley. Incorporated by
                   reference to Exhibit 10(ac) of Form 10-Q filed by the
                   Registrant for the quarter ended September 30, 1996 (File No.
                   1-9997).
10(j)(1)           Loan Application, dated July 29, 1996, by Koger Equity, Inc.
                   to The Northwestern Mutual Life Insurance Company.
                   Incorporated by reference to Exhibit 10(j)(1) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10,
                   1997 (File No. 1-9997).
10(j)(2)(A)        Koger Equity, Inc. Tranche A Promissory Note, dated December
                   16, 1996, in the principal amount of $100,500,000 payable to
                   The Northwestern Mutual Life Insurance Company. Incorporated
                   by reference to Exhibit 10(j)(2)(A) on Form 8-K, dated
                   December 16, 1996, filed by the Registrant on March 10, 1997
                   (File No. 1-9997).
10(j)(2)(B)        Koger Equity, Inc. Tranche B Promissory Note, dated December
                   16, 1996, in the principal amount of $89,500,000 payable to
                   The Northwestern Mutual Life Insurance Company. Incorporated
                   by reference to Exhibit 10(j)(2)(B) on Form 8-K, dated
                   December 16, 1996, filed by the Registrant on March 10, 1997
                   (File No. 1-9997).

 EXHIBIT
 NUMBER            DESCRIPTION
--------           ------------------------------------------------------------
10(j)(3)(A)        Master Lien Instrument from Koger Equity, Inc. to The
                   Northwestern Mutual Life Insurance Company, dated December
                   16, 1996, (1) with Mortgage and Security Agreement for Duval,
                   Leon, Orange and Pinellas Counties, Florida and (2) with Deed of Trust and Security Agreement for Greenville County, South
                   Carolina, Shelby County, Tennessee and Bexar, El Paso and
                   Travis Counties, Texas. Incorporated by reference to Exhibit
                   10(j)(3)(A) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
10(j)(3)(B)        Absolute Assignment of Leases and Rents from Koger Equity,
                   Inc. to The Northwestern Mutual Life Insurance Company, dated
                   December 16, 1996, for Duval, Leon, Orange, and Pinellas
                   Counties, Florida, Greenville County, South Carolina, Shelby
                   County, Tennessee and Bexar, El Paso and Travis Counties,
                   Texas. Incorporated by reference to Exhibit 10(j)(3)(B) on
                   Form 8-K, dated December 16, 1996, filed by the Registrant on
                   March 10, 1997 (File No. 1-9997).
10(j)(4)           Environmental Indemnity Agreement, dated December 16, 1996, between Koger Equity, Inc. and The Northwestern Mutual Life
                   Insurance Company and others. Incorporated by reference to
                   Exhibit 10(j)(4) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
10(j)(5)           Certificate of Borrower contained in letter, dated December
                   16, 1996, from Koger Equity, Inc. to The Northwestern Mutual
                   Life Insurance Company. Incorporated by reference to Exhibit
                   10(j)(5) on Form 8-K, dated December 16, 1996, filed by the
                   Registrant on March 10, 1997 (File No. 1-9997).
10(k)(1)           Amended and Restated Revolving Credit Loan Agreement dated as of December 29, 1997 between and among Koger Equity, Inc., and First Union National Bank of Florida, Morgan Guaranty
                   Bank of New York, AmSouth Bank and Guaranty Federal Bank
                   F.S.B. (the "Lenders"). Incorporated by reference to Exhibit
                   10(k)(1) on Form 8-K, dated December 29, 1997, filed by the
                   Registrant on February 2, 1998 (File No. 1-9997).
10(k)(2)(A)        The Substitution Revolving Promissory Note dated December 29,
                   1997 issued by Koger Equity, Inc. to First Union National
                   Bank of Florida in the principal amount of up to $35,000,000.
                   Incorporated by reference to Exhibit 10(k)(2)(a) on Form 8-K, dated December 29, 1997, filed by the Registrant on February
                   2, 1998 (File No. 1-9997).
10(k)(2)(B)        The Substitution Revolving Promissory Note dated December 29,
                   1997 issued by Koger Equity, Inc. to Morgan Guaranty Trust
                   Company of New York in the principal amount of up to
                   $15,000,000. Incorporated by reference to Exhibit 10(k)(2)(b)
                   on Form 8-K, dated December 29, 1997, filed by the Registrant on February 2, 1998 (File No. 1-9997).
10(k)(2)(C)        The Revolving Promissory Note dated December 29, 1997 issued by Koger Equity, Inc. to AmSouth Bank in the principal amount of up to $25,000,000. Incorporated by reference to Exhibit
                   10(k)(2)(c) on Form 8-K, dated December 29, 1997, filed by the Registrant on February 2, 1998 (File No. 1-9997).
10(k)(2)(D)        The Revolving Promissory Note dated December 29, 1997 issued by Koger Equity, Inc. to Guaranty Federal Bank F.S.B. in the
                   principal amount of up to $25,000,000. Incorporated by
                   reference to Exhibit 10(k)(2)(d) on Form 8-K, dated December
                   29, 1997, filed by the Registrant on February 2, 1998 (File
                   No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
-------------------------------------------------------------------------------
10(k)(3)(A)         The Amended and Restated Deed to Secure Debt, Assignment of
                    Leases and Rents, and Security Agreement dated as of
                    December 29, 1997 relating to that portion of the Collateral located in Dekalb County, the State of Georgia granted by
                    Koger Equity, Inc. to, and in favour of, the Lenders.
                    Incorporated by reference to Exhibit 10(k)(3)(a) on Form
                    8-K, dated December 29, 1997, filed by the Registrant on
                    February 2, 1998 (File No. 1-9997).
10(k)(3)(B)         The Assignment of Leases and Rents dated as of December 29,
                    1997 relating to that portion of the Collateral located in the State of Georgia granted by Koger Equity, Inc. to, and in favour of, the Lenders. Incorporated by reference to
                    Exhibit 10(k)(3)(b) on Form 8-K, dated December 29, 1997,
                    filed by the Registrant on February 2, 1998 (File No.
                    1-9997).
10(k)(3)(C)         The Assignment of Contracts, Licenses and Permits dated as of December 29, 1997 relating to that portion of the
                    Collateral located in the State of Georgia from Koger
                    Equity, Inc. to, and in favour of, the Lenders. Incorporated by reference to Exhibit 10(k)(3)(c) on Form 8-K, dated
                    December 29, 1997, filed by the Registrant on February 2,
                    1998 (File No. 1-9997).
10(k)(3)(D)         The Environmental Indemnification Agreement dated as of
                    December 29, 1997 relating to that portion of the Collateral located in the State of Georgia between and among Koger
                    Equity, Inc. and the Lenders. Incorporated by reference to
                    Exhibit 10(k)(3)(d) on Form 8-K, dated December 29, 1997,
                    filed by the Registrant on February 2, 1998 (File No.
                    1-9997).
10(k)(4)(A)(i)      The Amended and Restated Deed of Trust and Security
                    Agreement dated as of December 29, 1997 relating to that
                    portion of the Collateral located in Guilford County, the
                    State of North Carolina granted by Koger Equity, Inc. to,
                    and in favour of, the Lenders. Incorporated by reference to
                    Exhibit 10(k)(4)(a)(i) on Form 8-K, dated December 29, 1997, filed by the Registrant on February 2, 1998 (File No.
                    1-9997).
10(k)(4)(A)(ii)     The Deed of Trust and Security Agreement dated as of
                    December 29, 1997 relating to that portion of the Collateral located in Mecklenburg County, State of North Carolina
                    granted by Koger Equity, Inc. to, and in favour of, the
                    Lenders. Incorporated by reference to Exhibit
                    10(k)(4)(a)(ii) on Form 8-K, dated December 29, 1997, filed by the Registrant on February 2, 1998 (File No 1-9997).
10(k)(4)(B)         The Assignment of Leases and Rents dated as of December 29,
                    1997 relating to that portion of the Collateral located in the State of North Carolina from Koger Equity, Inc. to, and in favour of, the Lenders. Incorporated by reference to
                    Exhibit 10(k)(4)(b) on Form 8-K, dated December 29, 1997,
                    filed by the Registrant on February 2, 1998 (File No.
                    1-9997).
10(k)(4)(C)         The Assignment of Contracts, Licenses and Permits dated as of December 29, 1997 relating to that portion of the
                    Collateral located in the State of North Carolina from Koger
                    Equity, Inc. to, and in favour of, the Lenders. Incorporated by reference to Exhibit 10(k)(4)(c) on Form 8-K, dated
                    December 29, 1997, filed by the Registrant on February 2,
                    1998 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------------------------------------------------------
10(k)(4)(D)         The Environmental Indemnification Agreement dated as of
                    December 29, 1997 relating to that portion of the Collateral located in the State of North Carolina between and among
                    Koger Equity, Inc. and the Lenders. Incorporated by
                    reference to Exhibit 10(k)(4)(d) on Form 8-K, dated December
                    29, 1997, filed by the Registrant on February 2, 1998 (File
                    No. 1-9997).
10(k)(5)(A)         The Mortgage, Assignment of Leases and Rents and Security
                    Agreement, dated as of December 29, 1997 relating to that
                    portion of the Collateral located in the State of South
                    Carolina granted by Koger Equity, Inc. to, and in favour of, the Lenders. Incorporated by reference to Exhibit
                    10(k)(5)(a) on Form 8-K, dated December 29, 1997, filed by the Registrant on February 2, 1998 (File No. 1-9997).
10(k)(5)(B)         The Assignment of Leases and Rents dated as of December 29,
                    1997 relating to that portion of the Collateral located in the State of South Carolina from Koger Equity, Inc. to, and in favour of, the Lenders. Incorporated by reference to
                    Exhibit 10(k)(5)(b) on Form 8-K/A, dated December 29, 1997, filed by the Registrant on February 4, 1998 (File No.
                    1-9997).
10(k)(5)(C)         The Assignment of Contracts, Licenses and Permits dated as of December 29, 1997 relating to that portion of the
                    Collateral located in the State of South Carolina among and between Koger Equity, Inc. and the Lenders. Incorporated by reference to Exhibit 10(k)(5)(c) on Form 8-K, dated December
                    29, 1997, filed by the Registrant on February 2, 1998 (File
                    No. 1-9997).
10(k)(5)D)          The Environmental Indemnity Agreement dated as of December
                    29, 1997 relating to that portion of the Collateral located in the State of South Carolina among and between Koger
                    Equity, Inc. and the Lenders. Incorporated by reference to
                    Exhibit 10(k)(5)(d) on Form 8-K, dated December 29, 1997,
                    filed by the Registrant on February 2, 1998 (File No.
                    1-9997).
   11               Earnings Per Share Computations.*
   21               Subsidiaries of the Registrant.*
   23               Independent Auditors' Consent.*
   27               Financial Data Schedule (for SEC use only).*

*Filed with this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KOGER EQUITY, INC.

By: Victor A. Hughes, Jr.
    ---------------------------
    Victor A. Hughes, Jr.
    Chairman of the Board and Chief Executive Officer

Date: March 18, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


           SIGNATURE                             TITLE                           DATE
     Victor A. Hughes, Jr.            Chairman of the Board, and            March 18, 1998
-------------------------------        Chief Executive Officer
    (VICTOR A. HUGHES, JR.)

       James C. Teagle                      President, Chief                March 18, 1998
-------------------------------     Operating Officer and Director
      (JAMES C. TEAGLE)

      James L. Stephens                Vice President  and Chief            March 18, 1998
-------------------------------            Accounting Officer
     (JAMES L. STEPHENS)

       D. Pike Aloian                           Director                    March 18, 1998
-------------------------------
      (D. PIKE ALOIAN)

       Benjamin C. Bishop                       Director                    March 18, 1998
-------------------------------
      (BENJAMIN C. BISHOP)

        Irvin H. Davis                          Director                    March 18, 1998
-------------------------------
       (IRVIN H. DAVIS)

        David B. Hiley                          Director                    March 18,  1998
-------------------------------
       (DAVID B. HILEY)

     John R. S. Jacobsson                       Director                    March 18, 1998
-------------------------------
    (JOHN R. S. JACOBSSON)

     G. Christian Lantzsch                      Director                    March 18, 1998
-------------------------------
    (G. CHRISTIAN LANTZSCH)

        William L. Mack                         Director                    March 18, 1998
-------------------------------
       (WILLIAM L. MACK)

        Lee S. Neibart                          Director                    March 18, 1998
-------------------------------
       (LEE S. NEIBART)

      George F. Staudter                        Director                    March 18, 1998
     (GEORGE F. STAUDTER)
-------------------------------

      S. D. Stoneburner                         Director                    March 18, 1998
-------------------------------
     (S. D. STONEBURNER)