Form 10-Q
period 1998-03-31
KOGER EQUITY INC
filed 1998-05-11
CIK 835664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1998 or


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                          Commission File Number 1-9997

                               KOGER EQUITY, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                      59-2898045
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


3986 BOULEVARD CENTER DRIVE, SUITE 101
        JACKSONVILLE, FLORIDA                                 32207
   (Address of principal executive                          (Zip Code)
        offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at April 30, 1998
    Common Stock, $.01 par value                    26,509,629 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                  PAGE NO.
PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...................................         2

    Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997...........................         3

            Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended
               March 31, 1998 and 1997........................................         4

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Three Month Period
               Ended March 31, 1998...........................................         5

            Condensed Consolidated Statements of Cash Flows
               for the Three Month Periods Ended March 31, 1998 and 1997......         6

            Notes to Condensed Consolidated Financial
               Statements for the Three Month Periods
               Ended March 31, 1998 and 1997..................................         7

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................         9

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings................................................        12

    Item 5.  Other Information................................................        13

    Item 6.  Exhibits and Reports on Form 8-K.................................        16

    Signatures................................................................        17

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 1998, and the related condensed consolidated statements of operations for the three month periods ended March 31, 1998 and 1997, the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 1998 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP
Jacksonville, Florida
April 24 , 1998

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                          MARCH 31,    DECEMBER 31,
                                                               1998            1997
                                                          ---------    ------------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                 $ 115,176       $ 111,697
     Buildings                                              591,827         567,332
     Furniture and equipment                                  2,272           2,220
     Accumulated depreciation                              (110,779)       (104,700)
                                                          ---------       ---------
       Operating properties - net                           598,496         576,549
   Properties under construction:
     Land                                                     9,395           8,978
     Buildings                                               23,321          18,608
   Undeveloped land held for investment                      13,927          13,249
   Undeveloped land held for sale                             1,263           1,512
Cash and temporary investments                               25,159          16,955
Accounts receivable, net of allowance for
   uncollectible accounts of $240 and $250                    4,802           5,646
Investment in Koger Realty Services, Inc.                       810             472
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $728 and $685           1,828           1,870
Other assets                                                 13,751          12,258
                                                          ---------       ---------
     TOTAL ASSETS                                         $ 692,752       $ 656,097
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                            $ 199,772       $ 181,963
   Accounts payable                                           5,620           8,802
   Accrued real estate taxes payable                          3,100           3,294
   Accrued liabilities - other                                5,405           6,623
   Dividends payable                                          6,627           6,352
   Advance rents and security deposits                        5,835           4,801
                                                          ---------       ---------
     Total Liabilities                                      226,359         211,835
                                                          ---------       ---------

Commitments and Contingencies

Shareholders' Equity:
   Common stock                                                 285             284
   Capital in excess of par value                           454,188         441,451
   Retained earnings                                         31,984          30,947
   Treasury stock, at cost                                  (20,064)        (28,420)
                                                          ---------       ---------
     Total Shareholders' Equity                             466,393         444,262
                                                          ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 692,752       $ 656,097
                                                          =========       =========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTH PERIOD
                                                    ENDED MARCH 31,
                                                  1998           1997
                                                --------       --------
REVENUES
   Rental and other rental services             $ 30,335       $ 25,512
   Management fees                                   485            641
   Interest                                          183            534
   Income from Koger Realty Services, Inc.           414            210
   Gain on TKPL note to Southeast                                    46
                                                --------       --------
       Total revenues                             31,417         26,943
                                                --------       --------

EXPENSES
   Property operations                            11,614          9,968
   Depreciation and amortization                   6,680          5,493
   Mortgage and loan interest                      3,282          4,159
   General and administrative                      1,501          1,363
   Direct cost of management fees                    299            517
   Undeveloped land costs                             94            114
   Recovery of loss on land held for sale                          (381)
                                                --------       --------
         Total expenses                           23,470         21,233
                                                --------       --------

INCOME BEFORE INCOME TAXES                         7,947          5,710
Income taxes                                         283             17
                                                --------       --------

NET INCOME                                      $  7,664       $  5,693
                                                ========       ========

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
   Basic                                        $   0.30       $   0.27
                                                ========       ========
   Diluted                                      $   0.29       $   0.25
                                                ========       ========

WEIGHTED AVERAGE COMMON SHARES AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
   Basic                                          25,504         20,962
                                                ========       ========
   Diluted                                        26,279         22,360
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


                                    COMMON STOCK                                                                         TOTAL
                                    ------------            CAPITAL IN                        TREASURY STOCK             SHARE-
                                                  PAR        EXCESS OF      RETAINED        --------------------         HOLDERS'
                                  SHARES         VALUE       PAR VALUE      EARNINGS       SHARES          COST          EQUITY
                                  ------         -----       ---------      --------       ------          ----          ------
Balance, December 31, 1997        28,389       $    284       $441,451      $ 30,947         2,982       $(28,420)      $444,262
Common stock sold                                               11,940                      (1,005)         8,289         20,229
401(k) Plan contribution                                           126                          (9)            76            202
Stock options exercised               86              1            671                           1             (9)           663
Dividends declared                                                            (6,627)                                     (6,627)
Net income                                                                     7,664                                       7,664
                                --------       --------       --------      --------      --------       --------       --------
Balance, March 31, 1998           28,475       $    285       $454,188      $ 31,984         1,969       $(20,064)      $466,393
                                ========       ========       ========      ========      ========       ========       ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                              THREE MONTH PERIOD
                                                                                ENDED MARCH 31,
                                                                              1998            1997
                                                                            --------       --------
OPERATING ACTIVITIES
   Net income                                                               $  7,664       $  5,693
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                             6,680          5,493
     Recovery of loss on land held for sale                                                    (381)
     Income from Koger Realty Services, Inc.                                    (414)          (210)
     Provision for uncollectible accounts                                         56             37
     Amortization of mortgage discounts                                                          24
     Decrease in accounts payable, accrued
       liabilities and other liabilities                                      (3,284)        (2,145)
     (Increase) decrease in receivables and other assets                        (746)         1,073
                                                                            --------       --------
       Net cash provided by operating activities                               9,956          9,584
                                                                            --------       --------

INVESTING ACTIVITIES
   Property acquisitions                                                     (12,493)
   Building construction expenditures                                        (10,549)        (2,380)
   Tenant improvements to first generation space                                (137)
   Tenant improvements to existing properties                                 (1,571)        (1,630)
   Building improvements to existing properties                                 (282)          (328)
   Energy management improvements                                                              (361)
   Deferred tenant costs                                                        (413)          (172)
   Additions to furniture and equipment                                          (52)           (61)
   Proceeds from sale of assets                                                               2,910
   Dividends received from Koger Realty Services, Inc.                            76             76
                                                                            --------       --------
       Net cash used in investing activities                                 (25,421)        (1,946)
                                                                            --------       --------

FINANCING ACTIVITIES
   Proceeds from exercise of warrants and stock options                          589            363
   Proceeds from sale of common stock                                         20,229             75
   Proceeds from mortgages and loans                                          15,000
   Dividends paid                                                             (6,352)        (1,046)
   Principal payments on mortgages and loans                                  (5,692)          (818)
   Financing costs                                                              (105)           (78)
                                                                            --------       --------
       Net cash provided by (used in) financing activities                    23,669         (1,504)
                                                                            --------       --------
Net increase in cash and cash equivalents                                      8,204          6,134
Cash and cash equivalents - beginning of period                               16,955         35,715
                                                                            --------       --------
Cash and cash equivalents - end of period                                   $ 25,159       $ 41,849
                                                                            ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized      $  3,235       $  4,134
                                                                            ========       ========
   Cash paid during the period for income taxes                             $    260       $      0
                                                                            ========       ========


See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 1998 AND 1997
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K Annual Report for the year ended December 31, 1997. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

Certain 1997 amounts have been reclassified to conform with 1998 presentation.

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

       3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1997 and does not expect to have REIT taxable income during 1998, no provision has been made for Federal income taxes. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

       4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the three month period ended March 31, 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. During January, 1998, the Company assumed a mortgage loan with an outstanding balance of approximately $8,501,000 in conjunction with the acquisition of an office building. During the three month period ended March 31, 1997, the Company contributed 23,657 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $444,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1996. In addition, the Company issued 15,455 shares of common stock as payment for certain 1996 bonuses for senior management. These shares had a value of approximately $278,000 based on the closing price of the Company's common stock on the American Stock Exchange on January 6, 1997.

       5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

       6. MORTGAGES AND LOANS PAYABLE. At March 31, 1998, the Company had $199,772,000 of loans outstanding, which are collateralized by mortgages on certain operating properties.

Annual maturities for mortgages and loans payable are as follows (in thousands):

            YEAR ENDING DECEMBER 31,
                     1998                            $  1,950
                     1999                              12,868
                     2000                               3,113
                     2001                               3,382
                     2002                              11,375
                     Subsequent Years                 167,084
                                                     --------
                           Total                     $199,772
                                                     ========

       7. DIVIDENDS. The Company paid a quarterly dividend of $0.25 per share on February 4, 1998, to shareholders of record on December 31, 1997. During the quarter ended March 31, 1998, the Company's Board of Directors declared a quarterly dividend of $0.25 per share payable on May 6, 1998, to shareholders of record on March 31, 1998. The Company currently expects that all dividends paid during 1998 will be treated as ordinary income for income tax purposes.

       8. STOCK OPTIONS. During the quarter ended March 31, 1998, the Company granted options to purchase 447,500 shares of its common stock. All options were granted with an exercise price equal to the market value at the date of grant.

       9. SUBSEQUENT EVENTS. On April 22, 1998, the Company acquired an office and retail complex consisting of (i) four office buildings containing approximately 326,000 gross square feet, (ii) a retail development consisting of seven buildings containing approximately 112,000 gross square feet and (iii) approximately 22 acres of developable land. These properties were acquired for a purchase price of approximately $58.23 million and are located in Birmingham, Alabama. This acquisition was partially funded by drawing $49 million from the Company's secured revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $30,335,000 for the quarter ended March 31, 1998, compared to $25,512,000 for the quarter ended March 31, 1997. The increase in rental revenues resulted primarily from (i) the increase in the Company's average rental rate and (ii) rental revenues from the properties acquired and construction completed during 1997 and 1998 ($3,011,000). At March 31, 1998, the Company's buildings were on average 92 percent leased with an average rental rate of $15.17.

Management fee revenues totaled $485,000 for the quarter ended March 31, 1998, compared to $641,000 for the quarter ended March 31, 1997. This decrease was due primarily to a leasing commission earned by KRES during 1997.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                                  PERCENT OF
                                                                 TOTAL RENTAL
                    PERIOD                   AMOUNT                REVENUES
         ------------------------          -----------           ------------
         March 31, 1998 - Quarter          $11,614,000               38.3%
         March 31, 1997 - Quarter          $ 9,968,000               39.1%

Property operations expense increased primarily due to (i) increase in accruals for real estate taxes and (ii) operations expenses for the properties acquired and construction completed during 1997 and 1998 ($1,462,000).

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $952,000 for the three month period ended March 31, 1998, compared to the same period last year, due to (i) improvements made to the Company's existing properties during 1997 and (ii) the properties acquired and construction completed during 1997 and 1998 ($627,000). Amortization expense increased $235,000 for the three month period ended March 31, 1998, compared to the same period last year, due primarily to deferred financing costs which were incurred during 1997 for the secured revolving credit facility.

Interest expense decreased by $877,000, during the three month period ended March 31, 1998, compared to the same period last year, primarily due to (i) the reduction in the average balance of mortgages and loans payable and (ii) the interest capitalized due to the Company's construction of office buildings. At March 31, 1998, the weighted average interest rate on the Company's outstanding debt was approximately 8.2 percent.

General and administrative expenses for the three month periods ended March 31, 1998 and 1997, totaled $1,501,000 and $1,363,000, respectively, which is 0.8 percent and 0.9 percent (annualized) of average invested assets. This increase is primarily due to (i) the increase in group insurance costs for employees and
(ii) increases in payroll costs.

Direct costs of management contracts decreased $218,000 for the three month period ended March 31, 1998, compared to the same period last year, due to decreased costs associated with providing property management services for all management contracts.

Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale during the three months ended March 31, 1997, the Company reversed $381,000 of the provision for loss on land held for sale which had been previously recorded.

Net income totaled $7,664,000 for the quarter ended March 31, 1998, compared to net income of $5,693,000 for the corresponding period of 1997. This improvement is due to the increase in rental revenues and the reduction in interest expense. These items were partially offset by the increases in (i) property operations expense and (ii) depreciation and amortization expense.


LIQUIDITY AND CAPITAL RESOURCES.

       OPERATING ACTIVITIES - During the three months ended March 31, 1998, the Company generated approximately $10 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1998.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases.

At March 31, 1998, leases representing approximately 22.3 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1998. This represents 893 leases for space in buildings located in 22 of the 23 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 1998, leases were renewed on approximately 68 percent of the Company's net rentable square feet which were scheduled to expire during the three month period. For those leases which renewed during the three months ended March 31, 1998, the average rental rate increased from $15.14 to $15.72. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the significant number of leases which will expire during 1998 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 21.7 percent of the Company's leased space at March 31, 1998, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

       INVESTING ACTIVITIES - At March 31, 1998, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the three month period ended March 31, 1998, the Company's expenditures for improvements to existing properties decreased $466,000 from the corresponding period of the prior year primarily due to the reduction in expenditures for energy management improvements.

The Company has eight buildings under construction which will contain approximately 684,000 net rentable square feet. Expenditures for construction of these eight buildings are expected to total approximately $55.5 million, excluding land and tenant improvement costs.

On January 30, 1998, the Company acquired a building, containing 127,700 net rentable square feet, located in Richmond, Virginia for a purchase price of $16.5 million. On February 1, 1998, the Company acquired a building, containing 20,000 net rentable square feet, located in Jacksonville, Florida for a purchase price of $2.0 million. On March 6, 1998, the Company acquired 14.41 acres of land located in Jacksonville, Florida for a purchase price of $2.3 million.

       FINANCING ACTIVITIES - The Company has a $100 million secured revolving credit facility ($10 million of which was outstanding on March 31, 1998) provided by First Union National Bank of Florida, Morgan Guaranty Trust Company of New York, AmSouth Bank, N.A. and Guaranty Federal Bank. In addition, the Company has a cash balance of $25.2 million at March 31, 1998.

On March 27, 1998, the Company issued 1,000,000 shares of its common stock to Wheat First Securities, Inc. at a price per share of $20.246875.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $2.7 million over the next 12 months. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2006. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock. The Company has issued $90.6 million of its common stock under such registration statements.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to the Company's centers at March 31, 1998, number of buildings, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                                AVERAGE
                                                                          NET                                    ANNUAL
                                                 GROSS                  RENTABLE                               RENT PER
                                                 SQUARE                  SQUARE             PERCENT             SQUARE
KOGER  CENTER/LOCATION                            FEET                    FEET              LEASED(1)          FOOT (2)
----------------------                          --------               ---------            ---------         ---------
Atlanta Chamblee                                1,158,200                948,100               96%              $15.49
Atlanta Gwinnett                                   97,300                 79,800               93%               16.26
Atlanta Perimeter                                 181,100                154,100               91%               16.88
Austin                                            458,400                370,900               98%               18.50
Charlotte Carmel                                  206,300                170,800               78%               17.44
Charlotte East                                    574,800                468,900               88%               13.59
El Paso                                           364,100                298,300               93%               15.26
Greensboro South                                  749,200                610,700               94%               14.64
Greenville Park Central                           161,700                134,000               91%               16.82
Greenville Roper Mt.                              357,400                290,500               95%               15.59
Jacksonville Baymeadows                           681,100                571,800               97%               15.33
Jacksonville Central                              828,200                666,000               90%               12.15
Jacksonville Deerwood                              29,600                 23,000              100%               16.48
Memphis Germantown                                366,400                299,100               97%               17.96
Orlando Central                                   713,800                565,400               92%               14.90
Orlando University                                194,600                159,600               98%               17.75
Richmond Paragon                                  154,300                127,700               92%               18.24
San Antonio Airport                               258,800                200,100               94%               16.21
San Antonio West                                  960,700                788,900               89%               13.73
St. Petersburg                                    640,100                519,400               90%               14.06
Tallahassee                                       960,300                789,600               85%               17.38
Tulsa                                             581,100                476,400               84%               11.64
                                               ----------              ---------

   TOTAL                                       10,677,500              8,713,100               92%              $15.17
                                               ==========              =========              ====              ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of March 31, 1998 by (b) the net rentable square feet applicable to such total annualized rents.

(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1998 and calendar years 1999 through 2006,
         (ii) the total net rentable area in square feet covered by such leases,
         (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on March 31, 1998 and on the terms of leases in effect as of March 31, 1998, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 68 percent of the Company's net rentable square feet which were scheduled to expire during the three month period ended March 31, 1998.


                                                 PERCENTAGE OF        AVERAGE                              PERCENTAGE
                                                 TOTAL SQUARE        ANNUAL RENT           TOTAL            OF TOTAL
               NUMBER OF        NUMBER OF        FEET LEASED         PER SQUARE          ANNUALIZED       ANNUAL. RENTS
                LEASES         SQUARE FEET       REPRESENTED BY       FOOT UNDER         RENTS UNDER      REPRESENTED BY
PERIOD         EXPIRING          EXPIRING       EXPIRING LEASES    EXPIRING LEASES     EXPIRING LEASES   EXPIRING LEASES
------         ----------      -----------      ---------------    ---------------     ---------------   ---------------
1998                893         1,813,890             22.8%             $14.76            $ 26,772,414          22.3%
1999                663         1,421,918             17.9%              14.75              20,973,711          17.4%
2000                465         1,332,191             16.8%              15.73              20,954,721          17.4%
2001                223         1,205,443             15.2%              15.81              19,062,524          15.8%
2002                124           713,089              9.0%              15.82              11,279,717           9.4%
2003                 63           480,425              6.0%              13.98               6,715,979           5.6%
2004                 74           266,304              3.4%              10.03               2,671,993           2.2%
2005                  4            29,673              0.4%              12.41                 368,114           0.3%
2006                 11           220,035              2.8%              18.68               4,110,000           3.4%
OTHER                16           453,737              5.7%              16.44               7,461,415           6.2%
                  -----         ---------            -----                                ------------          ----

TOTAL             2,536         7,936,705            100.0%             $15.17            $120,370,588         100.0%
                  =====         =========            =====              ======            ============         ======

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


                                                           THREE MONTH PERIOD
                                                             ENDED MARCH 31,
                                                           1998          1997
                                                          -------       ------
        Net Income                                        $ 7,664       $5,693
        Depreciation - real estate                          6,006        5,051
        Amortization - deferred tenant costs                  332          235
        Amortization - goodwill                                42           42
        Recovery of loss on land held for sale                            (381)
        Gain on TKPL note to Southeast                                     (46)
                                                          -------      -------
           Funds  from Operations                         $14,044      $10,594
                                                          =======      =======

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  EXHIBIT
                   NUMBER   DESCRIPTION
                  -------   -----------
                     11     Earnings Per Share Computations.
                     15     Letter re: Unaudited interim financial information.
                     27     Financial Data Schedule (for SEC use only).

            (b)   Reports on Form 8-K
                  On February 2, 1998, the Company filed a Form 8-K (dated December 29, 1997) reporting under Item 5, Other Events, that the Company had increased its secured revolving credit facility to $100 million with First Union National Bank, Guaranty Federal Bank F.S.B., AmSouth Bank and Morgan Guaranty Trust Company of New York and providing under Item 7, Financial Statements and Exhibits, copies of the loan documents evidencing the $100 million secured revolving credit facility.

                  On February 4, 1998, the Company filed a Form 8-K/A (dated December 29, 1997) reporting under Item 5, Other Events, that an exhibit had been inadvertently omitted from the Form 8-K, dated December 29, 1997, and providing under Item 7, Financial Statements and Exhibits, a copy of the exhibit which was inadvertently omitted.

                  On March 26, 1998, the Company filed a Form 8-K (dated March 23, 1998) reporting under Item 5, Other Events, that the Company had (i) agreed to the purchase of an office and retail development located in Birmingham, Alabama, (ii) engaged in negotiations for the acquisition of a property which would be made by a newly formed so called "downREIT" limited partnership with the Company as general partner and (iii) employed David B. Hiley as its Executive Vice President and Chief Financial Officer effective April 1, 1998, and providing under Item 7, Financial Statements and Exhibits, Statement of Revenues and Certain Expenses for the agreed upon acquisition.

                  On March 30, 1998, the Company filed a Form 8-K (dated March 24, 1998) reporting under Item 5, Other Events, that the Company had signed an Underwriting Agreement relating to the sale by the Company in an underwritten public offering of 1,000,000 shares of the Company's Common Stock between the Company and Wheat, First Securities, Inc. The Company also provided under Item 7, Financial Statements and Exhibits, a copy of the Underwriting Agreement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            KOGER EQUITY, INC.
                                                Registrant





                                          [VICTOR A. HUGHES, JR.]
                                    -----------------------------------
                                           VICTOR A. HUGHES, JR.
                                           CHAIRMAN OF THE BOARD
                                          CHIEF EXECUTIVE OFFICER

Dated: May 7, 1998


                                            [JAMES L. STEPHENS]
                                    -----------------------------------
                                            JAMES L. STEPHENS
                                            VICE PRESIDENT AND
                                         CHIEF ACCOUNTING OFFICER