Form 10-Q
period 1998-06-30
KOGER EQUITY INC
filed 1998-08-12
CIK 835664

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1998 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number 1-9997

                               KOGER EQUITY, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                               59-2898045
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

        8880 FREEDOM CROSSING TRAIL
           JACKSONVILLE, FLORIDA                           32256
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (904) 732-1000

            3986 BOULEVARD CENTER DRIVE JACKSONVILLE, FLORIDA 32207
                (Former address, if changed since last report)

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

           Class                                Outstanding at July 31, 1998
Common Stock, $.01 par value                          26,571,979 shares

                      KOGER EQUITY, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                          PAGE NO.

PART I.   FINANCIAL INFORMATION
         Independent Accountants' Report.............................................................      3

       Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997......................................................      4

         Condensed Consolidated Statements of Operations
            for the Three and Six Month Periods Ended
            June 30, 1998 and 1997...................................................................      5

         Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Six Month Period
            Ended June 30, 1998......................................................................      6

         Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 1998
            and 1997.................................................................................      7

         Notes to Condensed Consolidated Financial
            Statements for the Three and Six Month Periods
            Ended June 30, 1998 and 1997.............................................................      8

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations........................................      9

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings....................................................................     12

       Item 4.  Submission of Matters to a Vote of Security Holders..................................     12

       Item 5.  Other Information....................................................................     13

       Item 6.  Exhibits and Reports on Form 8-K.....................................................     16

       Signatures....................................................................................     17

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 1998, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997, the condensed consolidated statement of changes in shareholders' equity for the six month period ended June 30, 1998 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE  LLP
Jacksonville, Florida
July 30, 1998

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)


                                                                                     JUNE 30,                 DECEMBER 31,
                                                                                       1998                       1997
                                                                                  -------------               ------------
ASSETS
Real Estate Investments:
    Operating properties:
       Land                                                                         $ 128,740                  $ 111,697
       Buildings                                                                      652,989                    567,332
       Furniture and equipment                                                          2,451                      2,220
       Accumulated depreciation                                                      (117,110)                  (104,700)
                                                                                   ----------                 ----------
          Operating properties - net                                                  667,070                    576,549
    Properties under construction:
       Land                                                                             6,999                      8,978
       Buildings                                                                       24,454                     18,608
    Undeveloped land held for investment                                               23,728                     13,249
    Undeveloped land held for sale                                                      1,263                      1,512
Cash and temporary investments                                                          1,640                     16,955
Accounts receivable, net of allowance for
    uncollectible accounts of $263 and $250                                             5,469                      5,646
Investment in Koger Realty Services, Inc.                                               1,099                        472
Cost in excess of fair value of net assets acquired,
    net of accumulated amortization of $770 and $685                                    1,785                      1,870
Other assets                                                                           12,966                     12,258
                                                                                  -----------                 ----------
       TOTAL ASSETS                                                                 $ 746,473                  $ 656,097
                                                                                  ===========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Mortgages and loans payable                                                     $ 248,901                  $ 181,963
    Accounts payable                                                                    6,571                      8,802
    Accrued real estate taxes payable                                                   6,105                      3,294
    Accrued liabilities - other                                                         5,710                      6,623
    Dividends payable                                                                   7,958                      6,352
    Advance rents and security deposits                                                 5,620                      4,801
                                                                                 ------------                 ----------
       Total Liabilities                                                              280,865                    211,835
                                                                                 ------------                 ----------

Commitments and Contingencies

Shareholders' Equity:
    Common stock                                                                          285                        284
    Capital in excess of par value                                                    454,369                    441,451
    Retained earnings                                                                  30,988                     30,947
    Treasury stock, at cost                                                           (20,034)                   (28,420)
                                                                                 ------------                 ----------
       Total Shareholders' Equity                                                     465,608                    444,262
                                                                                 ------------                 ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 746,473                  $ 656,097
                                                                                 ============                 ==========


           See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           THREE MONTH PERIOD             SIX MONTH PERIOD
                                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                                        -----------------------         ---------------------
                                                                           1998           1997           1998           1997
                                                                        --------        -------         -------       -------
REVENUES
   Rental and other rental services                                      $32,384        $26,508         $62,719       $52,020
   Management fees                                                           706            929           1,191         1,570
   Interest                                                                  124            372             307           906
   Income from Koger Realty Services, Inc.                                   441            183             855           393
   Gain on sale of assets                                                      3                              3
   Gain on TKPL Note to Southeast                                                           (55)                           (9)
                                                                       ---------      ---------       ---------      --------
         Total revenues                                                   33,658         27,937          65,075        54,880
                                                                       ---------      ---------       ---------      --------

EXPENSES
   Property operations                                                    13,213         10,819          24,827        20,787
   Depreciation and amortization                                           6,970          5,621          13,650        11,114
   Mortgage and loan interest                                              3,985          4,068           7,267         8,227
   General and administrative                                              1,756          1,526           3,257         2,889
   Direct cost of management fees                                            347            567             646         1,084
   Undeveloped land costs                                                     99            120             193           234
   Provision for (recovery of) loss on land held for sale                                     2                          (379)
   Loss on early retirement of debt                                                          42                            42
                                                                       ---------       --------       ---------      --------
         Total expenses                                                   26,370         22,765          49,840        43,998
                                                                       ---------       --------       ---------      --------

INCOME BEFORE INCOME TAXES                                                 7,288          5,172          15,235        10,882
Income taxes                                                                 327            164             610           181
                                                                       ---------       --------       ---------      --------
NET INCOME                                                               $ 6,961        $ 5,008         $14,625       $10,701
                                                                       =========       ========       =========      ========

EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENT SHARE:
   Basic                                                                 $  0.26        $  0.24         $  0.56       $  0.51
                                                                       =========       ========       =========      ========
   Diluted                                                               $  0.26        $  0.23         $  0.55       $  0.48
                                                                       =========       ========       =========      ========

WEIGHTED AVERAGE COMMON SHARES AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
   Basic                                                                 26,515          20,831         26,012         20,896
                                                                       ========        ========        =======       ========
   Diluted                                                               27,203          22,053         26,744         22,205
                                                                       ========        ========        =======       ========

           See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)



                                              COMMON STOCK                                                             TOTAL
                                         ---------------------    CAPITAL IN                  TREASURY STOCK           SHARE-
                                                          PAR     EXCESS OF      RETAINED   -------------------        HOLDERS'
                                           SHARES        VALUE    PAR VALUE      EARNINGS    SHARES      COST          EQUITY
                                         ---------      ------    ----------    ---------   -------   ---------      ---------
Balance, December 31, 1997                  28,389      $ 284       $441,451    $ 30,947      2,982    $(28,420)      $444,262
Common stock sold                                                     11,989                 (1,010)      8,329         20,318
401(k) Plan contribution                                                 126                     (9)         76            202
Stock options exercised                        102          1            803                      1         (19)           785
Dividends declared                                                               (14,584)                              (14,584)
Net income                                                                        14,625                                14,625
                                          --------       ----       --------    --------    -------    --------       --------
Balance, June 30, 1998                      28,491       $285       $454,369    $ 30,988      1,964    $(20,034)      $465,608
                                          ========       ====       ========    ========    =======    ========       ========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)


                                                                                             SIX MONTH PERIOD
                                                                                             ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                         1998              1997
                                                                                      ----------        ----------
OPERATING ACTIVITIES
    Net income                                                                        $   14,625        $   10,701
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                      13,650            11,114
       Recovery of loss on land held for sale                                                                 (379)
       Income from Koger Realty Services, Inc.                                              (855)             (393)
       Provision for uncollectible accounts                                                   38               119
       Gain on sale or disposition of assets                                                  (3)
       Loss on early debt repayment                                                                             42
       Amortization of mortgage discounts                                                                       48
       Increase in accounts payable, accrued
          liabilities and other liabilities                                                  785               732
       (Increase) decrease in receivables and other assets                                  (645)            1,133
                                                                                      ----------        ----------
          Net cash provided by operating activities                                       27,595            23,117
                                                                                      ----------        ----------

INVESTING ACTIVITIES
    Property acquisitions                                                                (73,783)          (32,896)
    Building construction expenditures                                                   (26,676)           (5,566)
    Tenant improvements to first generation space                                         (1,833)
    Tenant improvements to existing properties                                            (4,643)           (4,206)
    Building improvements to existing properties                                          (1,361)           (1,400)
    Energy management improvements                                                                            (538)
    Deferred tenant costs                                                                   (957)             (395)
    Additions to furniture and equipment                                                    (231)             (224)
    Proceeds from sales of assets                                                              3             2,908
    Dividends received from Koger Realty Services, Inc.                                      228               151
                                                                                      ----------        ----------
           Net cash used in investing activities                                        (109,253)          (42,166)
                                                                                      ----------        ----------

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                                    20,318               163
    Proceeds from exercise of warrants and stock options                                     688             1,039
    Proceeds from mortgages and loans                                                     81,800
    Dividends paid                                                                       (12,978)           (2,096)
    Principal payments on mortgages and loans                                            (23,363)           (3,496)
    Treasury stock purchase                                                                                 (5,750)
    Financing costs                                                                         (122)             (700)
                                                                                      ----------        ----------
           Net cash provided by (used in) financing activities                            66,343           (10,840)
                                                                                      ----------        ----------
Net decrease in cash and cash equivalents                                                (15,315)          (29,889)
Cash and cash equivalents - beginning of period                                           16,955            35,715
                                                                                      ----------        ----------
Cash and cash equivalents - end of period                                             $    1,640        $    5,826
                                                                                      ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for interest, net of capitalized interest             $    7,187        $    8,179
                                                                                      ==========        ==========
    Cash paid during the period for income taxes                                      $      887        $      181
                                                                                      ==========        ==========


           See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1998 AND 1997
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Certain 1997 amounts have been reclassified to conform with 1998 presentations.

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

      3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify, and has elected tax treatment, as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1997 and does not expect to have REIT taxable income during 1998, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $230,000 for alternative minimum tax for the six month period ended June 30, 1998. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

      4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the six month period ended June 30, 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. During January 1998, the Company assumed a mortgage loan with an outstanding balance of approximately $8,501,000 in conjunction with the acquisition of an office building. During the six month period ended June 30, 1997, the Company contributed 23,657 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $444,000 based on the closing price of the Company's stock on the American Stock Exchange on December 31, 1996. In addition, the Company issued 15,455 shares of common stock as payment for certain 1996 bonuses for senior management. These shares had a value of approximately $278,000 based on the closing price of the Company's common stock on the American Stock Exchange on January 6, 1997.

      5. EARNINGS PER COMMON SHARE. Earnings per common share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable periods.

      6. MORTGAGES AND LOANS PAYABLE. At June 30, 1998, the Company had $248,901,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are as follows (in thousands):


              YEAR ENDING
              DECEMBER 31,
                  1998                                        $   1,326
                  1999                                           56,957
                  2000                                            3,208
                  2001                                            3,485
                  2002                                           11,486
                  Subsequent Years                              172,439
                                                              ---------
                        Total                                 $ 248,901
                                                              =========


      7. DIVIDENDS. The Company paid a quarterly dividend of $0.25 per share on February 14, 1998, to shareholders of record on December 31, 1997. The Company paid a quarterly dividend of $0.25 per share on May 6, 1998, to shareholders of record on March 31, 1998. During the quarter ended June 30, 1998, the Company's Board of Directors declared a quarterly dividend of $0.30 per share payable on August 6, 1998, to shareholders of record on June 30, 1998. The Company currently expects that all dividends paid during 1998 will be treated as ordinary income for income tax purposes.

      8. SUBSEQUENT EVENTS. On July 20, 1998, the Company signed an agreement for the acquisition of a property which will be made by a newly formed so called "down-REIT" limited partnership with the Company as general partner. This property consists of an approximately 35 acre office park with buildings containing in excess of 570,000 gross square feet. The purchase price of $52.3 million is payable by assumption of approximately $22.2 million of debt and the issuance of down-REIT limited partnership units having a value of approximately $22.9 million with the balance in cash. The partnership units will be convertible into approximately one million shares of the Company's Common Stock (or at the option of the Company such units may be redeemed for cash). In addition, the Company has agreed to purchase 16 acres of land contiguous to this office park.

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

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $32,384,000 for the quarter ended June 30, 1998, compared to $26,508,000 for the quarter ended June 30, 1997. This increase in rental revenues resulted primarily from (i) increases in the Company's average rental rate and (ii) rental revenues from the properties acquired and construction completed during 1997 and 1998 ($4,990,000). At June 30, 1998, the Company's buildings were on average 91 percent leased with an average rental rate of $15.40. Rental and other rental services revenues increased to $62,719,000 during the six month period ended June 30, 1998, compared to $52,020,000 during the same period last year. This increase resulted primarily from (i) increases in the Company's average rental rate and
(ii) rental revenues from the properties acquired and construction completed during 1997 and 1998 ($8,011,000).

Management fee revenues totaled $706,000 for the quarter ended June 30, 1998, compared to $929,000 for the quarter ended June 30, 1997. This decrease was due primarily to the reduction in leasing fees earned under the management contract with Centoff. Management fee revenues decreased to $1,191,000 during the six month period ended June 30, 1998, compared to $1,570,000 during the same period last year, primarily for the same reason mentioned above.

Interest revenues decreased $248,000 for the three month period ended June 30, 1998, compared to the same period last year, due to the lower average balance of cash to invest. Compared to the same period last year, interest revenues decreased $599,000 during the six month period ended June 30, 1998, due to the lower average balance of cash to invest.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:


                                                                           PERCENT OF
                                                                          TOTAL RENTAL
                   PERIOD                              AMOUNT               REVENUES
         --------------------------                --------------         ------------
         June 30, 1998 - Quarter                     $13,213,000              40.8%
         June 30, 1997 - Quarter                      10,819,000              40.8%
         June 30, 1998 - Six Months                   24,827,000              39.6%
         June 30, 1997 - Six Months                   20,787,000              40.0%


Property operations expense increased primarily due to (i) increased accruals for real estate taxes, (ii) increased utilities costs, (iii) increased property management costs and (iv) operating expenses for the properties acquired and construction completed during 1997 and 1998 ($1,961,000 and $3,423,000, respectively, for the three month and six month periods ended June 30,1998) .

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $1,174,000 and $2,126,000, respectively, for the three and six month periods ended June 30, 1998, compared to the same periods last year, due to (i) improvements made to the Company's existing properties during 1997 and (ii) the properties acquired and construction completed during 1997 and 1998 ($825,000 and $1,452,000, respectively, for the three and six month periods ended June 30, 1998). Amortization expense increased $175,000 and $410,000, respectively, for the three and six month periods ended June 30, 1998, compared to the same periods last year, due to (i) financing costs which were incurred during 1997 for the secured revolving credit facility and (ii) deferred tenant costs incurred after June 30, 1997.

Interest expense decreased by $83,000 and $960,000, respectively, during the three and six month periods ended June 30, 1998, compared to the same periods last year, primarily due to the increase in interest capitalized due to the Company's construction of office buildings. At June 30, 1998, the weighted average interest rate on the Company's outstanding debt was approximately 8.0 percent.

General and administrative expenses for the three month periods ended June 30, 1998 and 1997, totaled $1,756,000 and $1,526,000, respectively, which is 0.9 percent and 1.0 percent (annualized) of average invested assets. This increase in general and administrative expenses was primarily due to (i) increases in group insurance costs and (ii) increased accruals related to a bonus plan. General and administrative expenses for the six month periods ended June 30, 1998 and 1997, totaled $3,257,000 and $2,889,000, respectively, which is 0.8 percent and 0.9 percent (annualized) of average invested assets.

Direct costs of management contracts decreased $220,000 and $438,000, respectively, for the three and six month periods ended June 30, 1998, compared to the same periods last year, due to decreased costs associated with providing property management services for all management contracts.

Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale, the Company reversed $379,000 of the provision for loss on land held for sale, which had been previously recorded.

Net income totaled $6,961,000 for the quarter ended June 30, 1998, compared to net income of $5,008,000 for the corresponding period of 1997. This improvement is due primarily to the increase in rental revenues and the reduction in interest expense. These items were partially offset by the increases in (i) property operations expense, (ii) depreciation and amortization expense, and
(iii) general and administrative expense and by the reduction in interest revenue. Net income increased $3,924,000 during the six month period ended June 30, 1998, compared to the same period last year, due to the same items detailed above.

LIQUIDITY AND CAPITAL RESOURCES.

      OPERATING ACTIVITIES - During the six months ended June 30, 1998, the Company generated approximately $27.6 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff and others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1998.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases.

At June 30, 1998, leases representing approximately 13.2 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1998. This represents 596 leases for space in buildings located in 20 of the 23 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 1998, leases were renewed on approximately 60 percent of the Company's net rentable square feet which were scheduled to expire during the six month period. For those leases which renewed during the six months ended June 30, 1998, the average rental rate increased from $15.12 to $16.16. Based upon the significant number of leases which will expire during 1998 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 21.6 percent of the Company's leased space at June 30, 1998, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

      INVESTING ACTIVITIES - At June 30, 1998, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the six month period ended June 30, 1998, the Company's expenditures for improvements to existing properties decreased $140,000 from the corresponding period of the prior year primarily due to the reduction in expenditures for energy management improvements.

During the quarter ended March 31, 1997, the Company sold 8.1 acres of unimproved land located in Miami, Florida for approximately $2,908,000, net of selling costs.

On January 30, 1998, the Company acquired a building, containing 127,700 net rentable square feet, located in Richmond, Virginia for a purchase price of $16.5 million. On February 1, 1998, the Company acquired a building, containing 19,000 net rentable square feet, located in Jacksonville, Florida for a purchase price of $2.0 million. On March 6, 1998, the Company acquired 14.41 acres of land located in Jacksonville, Florida for a purchase price of $2.3 million. On April 22, 1998, the Company acquired an office and retail complex consisting of (i) four office buildings containing 279,300 net rentable square feet, (ii) a retail development containing 112,600 net rentable square feet and
(iii) approximately 22 acres of developable land. These properties were acquired for a purchase price of approximately $58.2 million and are located in Birmingham, Alabama. On May 18, 1998, the Company acquired 15.3 acres of land located in Jacksonville, Florida for a purchase price of $2.68 million.

The Company has six buildings under construction which will contain approximately 478,000 net rentable square feet. Expenditures for construction of these six buildings are expected to total approximately $39.3 million, excluding land and tenant improvement costs.

      FINANCING ACTIVITIES - The Company has a $100 million secured revolving credit facility ($54 million of which was outstanding on June 30, 1998) provided by First Union National Bank of Florida, Morgan Guaranty Trust Company of New York, AmSouth Bank, N.A. and Guaranty Federal Bank. At June 30, 1998, the Company had 71 office buildings, containing 2,770,300 net rentable square feet, which were unencumbered.

On March 27, 1998, the Company issued 1,000,000 shares of its common stock to Wheat First Securities, Inc. at a price per share of $20.246875.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $56.8 million over the next 12 months. This assumes that the secured revolving credit facility will be repaid at its original maturity date of April 7, 1999. However, this credit facility may be extended annually by the lender for one year periods. Significant maturities of the Company's remaining mortgages and loans payable do not begin to occur until 2006. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

The foregoing discussion contains forward-looking statements concerning 1998. The actual results of operations for 1998 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)   The Company held its 1998 Annual Meeting of Shareholders on May 19,
          1998.
    (b)   Not Applicable.
    (c) At the Company's 1998 Annual Meeting of Shareholders in addition to the election of directors, the following matter was considered, voted upon and approved:

          To approve the Koger Equity, Inc. 1998 Equity and Cash Incentive Plan:

            SHARES VOTED FOR:                   19,096,990
            SHARES VOTED AGAINST:                3,692,215
            SHARES ABSTAINED:                       42,774

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to the Company's centers at June 30, 1998, gross square feet, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.


                                                                                                              AVERAGE
                                                                   NET                                        ANNUAL
                                            GROSS               RENTABLE                                     RENT PER
                                            SQUARE               SQUARE               PERCENT                 SQUARE
KOGER  CENTER/LOCATION                       FEET                 FEET               LEASED (1)              FOOT (2)
----------------------                   ------------        -------------          ----------              -----------
Atlanta Chamblee                          1,158,200             948,100                 96%                   $15.93
Atlanta Gwinnett                             97,300              79,800                100%                    16.62
Atlanta Perimeter                           181,100             154,100                 97%                    17.18
Austin                                      458,400             370,900                 99%                    18.79
Birmingham Colonnade                        326,300             279,300                 99%                    15.79
Birmingham Colonnade-Retail                 112,600             112,600                 90%                    11.50
Charlotte Carmel (3)                        339,200             283,300                 64%                    17.58
Charlotte East                              574,800             468,900                 83%                    13.62
El Paso                                     364,100             298,300                 93%                    15.43
Greensboro South                            749,200             610,700                 94%                    14.74
Greenville Park Central                     161,700             134,000                 92%                    16.81
Greenville Roper Mt.                        357,400             290,500                 91%                    15.89
Jacksonville Baymeadows                     793,400             664,200                 92%                    15.90
Jacksonville Central                        828,200             666,000                 89%                    12.39
Jacksonville JTB                             29,600              23,000                100%                    16.48
Memphis Germantown                          366,400             299,100                 99%                    18.03
Orlando Central                             713,800             565,400                 87%                    15.11
Orlando University                          194,600             159,600                 98%                    17.85
Richmond Paragon                            154,300             127,700                 96%                    18.08
San Antonio Airport                         258,800             200,100                 95%                    16.52
San Antonio West                            960,700             788,900                 85%                    13.93
St. Petersburg                              640,100             519,400                 93%                    14.27
Tallahassee                                 960,300             789,600                 94%                    17.37
Tulsa                                       581,100             476,400                 83%                    11.81
                                       ------------          ----------

   TOTAL                                 11,361,600           9,309,900                 91%                   $15.40
                                       ============          ==========               =====                   ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.

(2) Rental rates are computed by dividing (a) total annualized rents for a center as of June 30, 1998 by (b) the net rentable square feet applicable to such total annualized rents.

(3) Includes two buildings, containing 173,700 net rentable square feet, for which construction has been completed. These buildings are currently in the lease-up period.

(b) The following schedule sets forth for all of the Company's office buildings (i) the number of leases which will expire during the remainder of calender year 1998 and calendar years 1999 through 2006, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases,
      (iv) the average annual rent per square foot for such leases, (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on June 30, 1998 and on the terms of leases in effect as of June 30, 1998, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 60 percent of the Company's net rentable square feet which were scheduled to expire during the six month period ended June 30, 1998.


                                                PERCENTAGE OF          AVERAGE                                PERCENTAGE
                                                TOTAL SQUARE         ANNUAL RENT             TOTAL             OF TOTAL
                NUMBER OF       NUMBER OF        FEET LEASED         PER SQUARE           ANNUALIZED         ANNUAL. RENTS
                 LEASES       SQUARE FEET      REPRESENTED BY        FOOT UNDER           RENTS UNDER        REPRESENTED BY
PERIOD          EXPIRING        EXPIRING       EXPIRING LEASES     EXPIRING LEASES      EXPIRING LEASES     EXPIRING LEASES
------        ------------   --------------    ---------------     ---------------      ---------------     ---------------
1998               596         1,168,452            13.8%              $14.70           $  17,170,886            13.2%
1999               820         1,543,260            18.2%               15.02              23,179,583            17.8%
2000               485         1,435,694            17.0%               15.84              22,744,269            17.4%
2001               323         1,391,894            16.5%               15.62              21,740,442            16.7%
2002               141           789,491             9.3%               15.79              12,462,977             9.6%
2003               118           864,483            10.2%               15.83              13,688,103            10.5%
2004                79           434,233             5.1%               11.38               4,942,689             3.8%
2005                13            63,410             0.8%               13.85                 878,325             0.7%
2006                11           220,035             2.6%               18.68               4,110,000             3.1%
OTHER               20           552,274             6.5%               17.09               9,441,007             7.2%
                 -----         ---------           ------                                ------------           ------

  TOTAL          2,606         8,463,226           100.0%              $15.40            $130,358,281           100.0%
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


                                                           THREE MONTH PERIOD                    SIX MONTH PERIOD
                                                             ENDED JUNE 30,                        ENDED JUNE 30,
                                                       -------------------------              ------------------------
                                                         1998             1997                  1998            1997
                                                       --------        ---------             ----------      ---------
       Net Income                                       $ 6,961          $ 5,008                $14,625       $10,701
       Depreciation - real estate                         6,254            5,081                 12,260        10,132
       Amortization - deferred tenant costs                 363              252                    695           487
       Amortization - goodwill                               43               43                     85            85
       Gain on sale or disposition of assets                 (3)                                     (3)
       Loss on early retirement of debt                                       42                                   42
       Recovery of loss on land held for sale                                  2                                 (379)
       Gain on TKPL note to Southeast                                         55                                    9
                                                        -------          -------             ----------       -------
           Funds from Operations                        $13,618          $10,483                $27,662       $21,077
                                                        =======          =======             ==========       =======


(d) The Company by-laws provide that at a meeting of the shareholders, business must be properly brought before the meeting. For business to be properly brought before a meeting of shareholders by a shareholder, the shareholder must have given timely notice in writing to the Secretary of the Company and the shareholder must be a shareholder of record at the time such notice is given. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than 70 days nor more than 90 days prior to the meeting. However, if the date of the meeting is not publicly announced by the Company by mail, press release or otherwise more than 70 days prior to the meeting, notice by the shareholder to be timely must be delivered to the Secretary of the Company not later than the close of business on the 10th day following the day on which such announcement of the date of the meeting was made. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as it appears on the Company's books, of the shareholder proposing such business, (c) the number of shares of the Company's common stock which are beneficially owned by the shareholder, and (d) any material financial interest of the shareholder in such business. A shareholder shall also comply with all applicable requirements of the Security Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth above.

     The Company's by-laws also provide that any shareholder entitled to vote for the election of Directors at a meeting may nominate persons for election as Directors by giving timely notice thereof in proper written form to the Secretary of the Company accompanied by a petition signed by at least 100 record holders of the Company's common stock which shows the number of shares held by each person and which represent in the aggregate one percent of the outstanding shares entitled to vote in the election of Directors. To be timely, notice shall be delivered to or mailed and received at the principal executive offices not less than 70 days nor more than 90 days prior to the meeting. However, if less than 70 days notice or prior public disclosure of the date of the meeting is given or made to the shareholders, to be timely, notice by the shareholder must be received at the Company's principal executive offices not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. To be in proper written form, a shareholder's notice shall set forth in writing
     (i) as to each person whom the shareholder proposes to nominate for election as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including, such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected and (ii) as to the shareholder giving the notice (x) the name and address, as they appear on the Company's books, of such shareholder and (y) the number of shares of the Company which are beneficially owned by such shareholder.

     Although the Company's 1999 Annual Meeting of Shareholders has not been set by its Board of Directors, it is contemplated that it will be held on May 18, 1999. Assuming May 18, 1999, is to be the date of the Company's 1999 Annual Meeting of Shareholders and notice of that date is made by the Company more than 70 days prior thereto, in order for a notice by a shareholder to the Company's Secretary to be timely in regard to (i) a matter which a shareholder desires to be considered at the meeting or (ii) the nomination at the meeting of a person to the Company's Board of Directors by a shareholder, the notice must be received not later than March 9, 1999 nor prior to February 17, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits


                     EXHIBIT
                      NUMBER                  DESCRIPTION
                     -------                  -----------
                        11                    Earnings Per Share
                                              Computations.
                        15                    Letter re: Unaudited interim
                                              financial information.
                        27                    Financial Data Schedule.
                                              (for SEC use only)
                        27.1                  Restated Financial Data Schedule.
                                              (for SEC use only)
                        27.2                  Restated Financial Data Schedule.
                                              (for SEC use only)
                        27.3                  Restated Financial Data Schedule.
                                              (for SEC use only)
                        27.4                  Restated Financial Data Schedule.
                                              (for SEC use only)
                        27.5                  Restated Financial Data Schedule.
                                              (for SEC use only)
                        27.6                  Restated Financial Data Schedule.
                                              (for SEC use only)
                        27.7                  Restated Financial Data Schedule.
                                              (for SEC use only)
                        27.8                  Restated Financial Data Schedule.
                                              (for SEC use only)


             (b)    Reports on Form 8-K
                    On April 22, 1998, the Company filed a Form 8-K reporting under Item 5, Other Events, that the Company had purchased an office and retail complex located in Birmingham, Alabama.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 KOGER EQUITY, INC.
                                                     Registrant



                                                /s/ DAVID B. HILEY
                                            ----------------------------
                                                   DAVID B. HILEY
                                            EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Dated: August 10, 1998


                                                /s/ JAMES L. STEPHENS
                                            ----------------------------
                                                 JAMES L. STEPHENS
                                                 VICE PRESIDENT AND
                                              CHIEF ACCOUNTING OFFICER