Form 10-K
period 1998-12-31
KOGER EQUITY INC
filed 1999-03-26
CIK 835664

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

          For the fiscal year ended DECEMBER 31, 1998 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------   -------------

                          Commission File Number 1-9997
                               KOGER EQUITY, INC.
             (Exact name of Registrant as specified in its Charter)


                             FLORIDA                                             59-2898045
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)
                8880 FREEDOM CROSSING TRAIL
                   JACKSONVILLE, FLORIDA                                           32256
          (Address of principal executive offices)                               (Zip code)

       Registrant's telephone number, including area code: (904) 732-1000
           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01                    American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                      NONE
                                 ===============

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999 was approximately $370,453,000.

The number of shares of registrant's Common Stock outstanding on March 1, 1999 was 26,579,609.

                       Documents Incorporated by Reference

The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 1999 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

===============================================================================

                               TABLE OF CONTENTS

ITEM NO.                                                       DESCRIPTION
PART I                                                                                                             PAGE NO.
    1.         BUSINESS....................................................................................           3

    2.         PROPERTIES..................................................................................           5

    3.         LEGAL PROCEEDINGS...........................................................................          10


    4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................           10

PART II

    5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................................................           10

    6.         SELECTED FINANCIAL DATA....................................................................           11

    7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................................................           12

    8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................           25

    9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE......................................................           46

PART III

    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................           46

    11.        EXECUTIVE COMPENSATION.....................................................................           47

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT....................................................................           47

    13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................           47

PART IV

    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K......................................................................           48

    15.        SIGNATURES.................................................................................           56

                                     PART I

ITEM 1.      BUSINESS

GENERAL

         Koger Equity, Inc. ("KE") is a self-administered and self-managed equity real estate investment trust (a "REIT") which develops, owns, operates and manages suburban office buildings (the "Office Buildings") primarily located in 20 office centers (each a "Koger Center") located in 15 metropolitan areas throughout the southeastern and southwestern United States. As of December 31, 1998, KE owns 238 Office Buildings, of which 233 are in Koger Centers and five are outside Koger Centers but in metropolitan areas where Koger Centers are located. Koger-Vanguard Partners, L.P. ("KVP") is a limited partnership, for which KE is the general partner, which owns suburban office buildings located in a Koger Center. As of December 31, 1998, KVP owns 13 Office Buildings. The Office Buildings contain approximately 10 million net rentable square feet and were on average 90 percent leased as of December 31, 1998. During 1998, KE began construction of seven buildings, which will contain approximately 653,000 net rentable square feet and will be ready for occupancy at various times throughout 1999. While KE has initiated and expects to continue a pattern of vertically integrated development of suburban office properties for its own account, it may from time to time acquire developed properties compatible with its properties in other markets primarily in the Southeast and Southwest if such acquisitions can be made on terms favorable to the Company.

         KE owns approximately 170 acres of unencumbered land held for development and approximately 18 acres of unencumbered land held for sale. A majority of the land held for development adjoins Office Buildings in 13 Koger Centers which have infrastructure, including roads and utilities, in place. KE intends over time to develop and construct office buildings using this land and currently has nine buildings under construction on approximately 59 acres of land held for development. KE expects to acquire additional land for development. In addition, KE provides leasing, management and other customary tenant-related services for the Koger Centers.

         In addition to managing its own properties, KE provides property management services through its wholly owned subsidiaries, Southeast Properties Holding Corporation ("Southeast") and Koger Real Estate Services, Inc. ("KRES"), for 23 office buildings containing approximately 1.3 million net rentable square feet owned by unaffiliated parties. In conjunction with KRES, KE manages 22 office buildings owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York (KE, KVP, Southeast and KRES are hereafter referred to as the "Company").

         KE operates in a manner to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. The Company distributes at least 95 percent of its annual REIT taxable income (which term is used herein as defined and modified in the Code) to its shareholders. To qualify as a REIT, a corporation must meet certain substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive and real estate sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets consist principally (at least 75 percent by value) of real estate assets, cash and cash equivalents and that its holdings of securities are adequately diversified; (d) each year, it must distribute at least 95 percent of its REIT taxable income; and (e) at no time during the second half of any calendar year may the Company be "closely held" (i.e., have more than 50 percent in value of its outstanding stock owned, directly, indirectly or constructively, by not more than five individuals). The constructive ownership rules, among other things, treat the shareholders of a corporation as owning proportionately any stock in another corporation owned by the first corporation. Management fee revenue does not qualify as real estate or passive income for purposes of determining whether the Company has met the REIT requirements that at least 95 percent of the Company's gross income be derived from certain real estate and passive sources and that at least 75 percent of its gross income be derived from certain real estate sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-real estate" and "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation.

         A major governmental tenant, when all of its respective departments and agencies which lease space in the Company's buildings are combined, leases more than 10 percent of the net rentable area of the Company's buildings and contributes more than 10 percent of the Company's annualized rentals as of December 31, 1998. At that date, the State of Florida accounted for an aggregate of 10 percent of the Company's total net rentable square feet leased and 11.1 percent of the Company's total annualized rental revenues. Some of the Company's principal tenants are the State of Florida, the United States of America, Blue Cross and Blue Shield of Florida, United Healthcare, Wellspring Resources, Ford Motors, Hanover Insurance, Hoechst Celanese Corp., Travelers Insurance and Landstar. Governmental tenants (including the State of Florida and the United States of America), which account for 20.6 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity measures. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

COMPETITION

         The Company competes in the leasing of office space with a considerable number of other realty concerns, including local, regional and national, some of which have greater resources than the Company. Through its ownership and management of suburban office parks, the Company seeks to attract tenants by offering office space convenient to residential areas and away from the congestion and attendant traffic problems of the downtown business districts. In recent years local, regional and national concerns have built competing office parks and single buildings in suburban areas in which the Company's Office Buildings are located. In addition, the Company competes for tenants with large high-rise office buildings generally located in the downtown business districts of these metropolitan areas. Although competition from other lessors of office space varies from city to city, the Company has been able to attain and maintain what it considers satisfactory occupancy levels at satisfactory rental rates.

INVESTMENT POLICIES

         During 1998, the Company expanded its revolving credit facility from $100 million to $150 million. Based on its improved financial structure, the Company is in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. The Company intends over time to develop and construct office buildings primarily using its existing inventory of 170 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or additional land for development in other markets primarily in the Southeast and Southwest that the Company considers favorable. Although all of the Company's properties are located in the Southeast and Southwest, management does not consider that the Company's development and acquisitions activities are limited to any particular area.


         The investment policies of the Company may be changed by its directors at any time without notice to, or a vote of, security holders. Although, the Company has no fixed policy which limits the percentage of its assets which may be invested in any one type of investment or the geographic areas in which the Company may acquire properties, the Company intends to continue to operate so as to qualify for tax treatment as a REIT. The Company may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. The Company also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities; however, it does not intend to become an investment company regulated under the Investment Company Act of 1940.

         For the year ended December 31, 1998, all of the Company's rental revenues were derived from the buildings purchased or constructed by the Company. The Company's 1998 interest revenues were derived from temporary cash investments.

EMPLOYEES

         In connection with its current real estate operations and property management agreements, the Company has a combined financial, administrative, leasing, and center maintenance staff of 239 employees. A resident general manager is responsible for the leasing and operations of all buildings in a Koger Center or metropolitan area. The Company has approximately 93 employees who perform maintenance activities.

ITEM 2.      PROPERTIES

GENERAL

         As of December 31, 1998, the Company owns 251 Office Buildings located in the 15 metropolitan areas of Birmingham, Alabama; Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Greenville, South Carolina; Memphis, Tennessee; Austin, El Paso, and San Antonio, Texas; and Richmond, Virginia. In addition, the Company has nine buildings under construction. The Koger Centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The Office Buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Koger Centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

         Leases on the Office Buildings vary between net leases (under which the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (under which the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 1998, the Office Buildings were on average 90 percent leased and the average annual rent per net rentable square foot leased was $15.82. The buildings are occupied by numerous tenants, many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

         New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its gross leases. As of December 31, 1998, approximately 27 percent of the Company's annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 69 percent of such revenues were derived from leases containing escalation provisions based upon fixed steps or real estate tax and operating expense increases; and approximately four percent of such revenues were derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

         The Company owns approximately 198 acres of unimproved land (188 acres of which are suitable for development) located in the metropolitan areas of Birmingham, Alabama; Jacksonville, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Columbia and Greenville, South Carolina; Memphis, Tennessee; Austin, El Paso and San Antonio, Texas; and Richmond, Virginia. Each of these parcels of land has been partially or wholly developed with streets and/or utilities. The Company currently has nine buildings under construction on approximately 59 acres of this unimproved land.

PROPERTY LOCATION AND OTHER INFORMATION

         The following table sets forth information relating to the properties owned by the Company as of December 31, 1998.


                                                             AVERAGE                           LAND
                                           NUMBER            AGE OF             NET           IMPROVED          UNIMPROVED
                                             OF             BUILDINGS         RENTABLE       WITH BLDGS.           LAND
KOGER CENTER/LOCATION                     BUILDINGS       (IN YEARS) (1)      SQ. FT.        (IN ACRES)          (IN ACRES)
---------------------                     ---------       --------------     ----------      -----------        ----------
Atlanta Chamblee                             21                 18              938,100           74.9               3.8(2)
Atlanta Gwinnett                              2                  4              139,400            8.9              26.6
Atlanta Perimeter                             1                 13              154,100            5.3
Austin                                       12                 18              370,900           29.6               1.8
Birmingham Colonnade                          4                  9              279,300           24.1              23.4(3)
Birmingham Colonnade - Retail                 1                  9              112,600           15.7
Charlotte Carmel                              3                  3              283,300           25.3               7.7
Charlotte East                               11                 18              468,900           39.9               3.9
Charlotte Vanguard                           13                 16              481,700           39.7              17.1
Columbia Spring Valley                                                                                               1.0
El Paso                                      16                 24              298,300           22.7               2.4(4)
Greensboro South                             13                 16              610,700           46.0
Greensboro Wendover                                                                                                 18.5(5)
Greenville Park Central                       3                 14              134,000            9.9               3.5
Greenville Roper Mt.                          9                 13              350,900           29.2
Jacksonville Baymeadows                       7                  6              664,200           51.1
Jacksonville Central                         31                 26              666,000           47.2               1.6
Jacksonville JTB                              1                  7               23,000            2.2              29.8(6)
Memphis Germantown                            5                  6              392,700           29.8               4.8(7)
Orlando Central                              21                 27              554,400           44.7               1.3
Orlando University                            2                 10              159,600           11.6              15.5(8)
Richmond Paragon                              1                 13              127,700            8.1
Richmond South                                                                                                       5.8
San Antonio Airport                           2                 14              200,100            7.9
San Antonio West                             26                 21              788,900           63.5               7.2(9)
St. Petersburg                               14                 18              509,000           62.9              12.5
Tallahassee                                  19                 16              789,600           62.7
Tulsa                                        13                 19              476,400           39.4              10.0
                                           ----                               ---------          -----             -----
    Total                                   251                               9,973,800          802.3             198.2
                                           ====                               =========          =====             =====
    Average                                                     16
                                                                ==

(1) The age of each building was weighted by the net rentable square feet for such building to determine the weighted average age of (a) the buildings in each Koger Center or location and (b) all buildings owned by the Company.
(2)  The Company currently has a building under construction on approximately
     1.3 acres of this parcel.
(3)  The Company currently has a building under construction on approximately
     6.9 acres of this parcel.
(4)  The Company currently has a building under construction on approximately
     2.4 acres of this parcel.
(5)  The Company currently has a building under construction on approximately
     7.8 acres of this parcel.
(6) The Company currently has two buildings under construction on approximately 22.1 acres of this land.
(7)  The Company currently has a building under construction on approximately
     4.8 acres of this parcel.
(8)  The Company currently has a building under construction on approximately
     6.8 acres of this parcel.
(9)  The Company currently has a building under construction on approximately
     7.2 acres of this parcel.

PERCENT LEASED AND AVERAGE RENTAL RATES

         The following table sets forth, with respect to each Koger Center or location, the number of buildings, number of leases, net rentable square feet, percent leased, and the average annual rent per net rentable square foot leased, in each case as of December 31, 1998.

                                                                                 NET                                AVERAGE
                                             NUMBER          NUMBER            RENTABLE                              ANNUAL
                                               OF              OF              SQUARE           PERCENT             RENT PER
KOGER CENTER/LOCATION                       BUILDINGS        LEASES              FEET          LEASED (1)        SQUARE FOOT(2)
---------------------                       ---------      ----------        ------------      ----------        --------------
Atlanta Chamblee                               21              158              938,100            96%            $ 16.53
Atlanta Gwinnett                                2               27              139,400            88%              19.23
Atlanta Perimeter                               1               10              154,100           100%              18.83
Austin                                         12              185              370,900            99%              19.62
Birmingham Colonnade                            4               29              279,300            96%              15.66
Birmingham Colonnade - Retail                   1               33              112,600            91%              11.40
Charlotte Carmel                                3               35              283,300            80%              17.94
Charlotte East                                 11              215              468,900            84%              14.22
Charlotte Vanguard                             13               82              481,700            90%              11.73
El Paso                                        16              185              298,300            88%              15.63
Greensboro South                               13              201              610,700            78%              15.92
Greenville Park Central                         3               57              134,000            93%              17.20
Greenville Roper Mt.                            9              142              350,900            94%              16.81
Jacksonville Baymeadows                         7               44              664,200            99%              15.12
Jacksonville Central                           31              232              666,000            86%              13.34
Jacksonville JTB                                1                1               23,000           100%              16.97
Memphis Germantown                              5               72              392,700            89%              18.61
Orlando Central                                21              160              554,400            93%              15.43
Orlando University                              2               49              159,600            98%              18.27
Richmond Paragon                                1               25              127,700            82%              19.15
San Antonio Airport                             2               66              200,100            86%              17.62
San Antonio West                               26              265              788,900            85%              14.47
St. Petersburg                                 14              140              509,000            87%              14.95
Tallahassee                                    19              104              789,600            91%              18.20
Tulsa                                          13              165              476,400            88%              12.31
                                             ----           ------            ---------
    Total                                     251            2,682            9,973,800
                                             ====           ======            =========
Weighted Average                                                                                   90%            $ 15.82
                                                                                                =====             =======

(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in a building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of December 31, 1998 by (b) the net rentable square feet applicable to such total annualized base rents.

LEASE EXPIRATIONS ON THE COMPANY'S PROPERTIES

         The following schedule sets forth with respect to all of the Office Buildings (a) the number of leases which will expire in calendar years 1999 through 2007, (b) the total net rentable area in square feet covered by such leases, (c) the percentage of total net rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annualized rents represented by such leases, and (f) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 1998 and on the terms of leases in effect as of December 31, 1998, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 60 percent, 65 percent and 63 percent of the Company's net rentable square feet, which were scheduled to expire during 1998, 1997 and 1996, respectively.

                                                     PERCENTAGE OF         AVERAGE                                PERCENTAGE
                                                      TOTAL SQUARE        ANNUAL RENT            TOTAL             OF TOTAL
                       NUMBER OF      NUMBER OF       FEET LEASED         PER SQUARE          ANNUALIZED         ANNUAL. RENTS
                        LEASES       SQUARE FEET     REPRESENTED BY       FOOT UNDER          RENTS UNDER        REPRESENTED BY
     PERIOD            EXPIRING       EXPIRING      EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES
     ------           ----------    ------------    ---------------     ---------------     ---------------     ---------------
     1999               1,105         1,858,296          20.7%             $ 15.27          $  28,370,619           20.0%
     2000                 543         1,523,956          17.0%               15.92             24,268,509           17.1%
     2001                 510         1,824,968          20.4%               15.96             29,126,963           20.5%
     2002                 160           853,183           9.5%               16.23             13,846,511            9.8%
     2003                 206         1,361,946          15.2%               16.17             22,017,268           15.5%
     2004                 101           521,519           5.8%               12.46              6,497,076            4.6%
     2005                  20           120,679           1.4%               16.52              1,993,046            1.4%
     2006                  12           223,113           2.5%               19.60              4,373,393            3.1%
     2007                  10           276,393           3.1%               16.77              4,634,020            3.3%
     Other                 15           396,181           4.4%               16.70              6,614,386            4.7%
                       ------       -----------        -------                              -------------         ------

         Total          2,682         8,960,234         100.0%             $ 15.82          $ 141,741,791          100.0%
                       ======       ===========        =======             =======          =============         ======

BUILDING IMPROVEMENTS, TENANT IMPROVEMENTS AND DEFERRED TENANT COSTS ON THE COMPANY'S PROPERTIES

         The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 1998. The information set forth below is not necessarily indicative of future expenditures for these items.



                                     BUILDING IMPROVEMENTS           TENANT IMPROVEMENTS               DEFERRED TENANT COSTS
                                    -----------------------        --------------------------      -----------------------------
                    NUMBER                      PER AVERAGE                       PER AVERAGE                      PER AVERAGE
                   OF OFFICE                    NET SQUARE                        NET SQUARE                       NET SQUARE
 YEAR              BUILDINGS         TOTAL       FT. OWNED            TOTAL        FT. OWNED             TOTAL      FT. OWNED
------             ---------       ----------  ------------        -----------    -----------      -------------  -------------
1996                  215          $2,795,000       $0.36          $ 7,873,000        $ 1.03          $1,862,000      $ 0.24
1997 (1)              226           3,116,000        0.39            7,513,000          0.94           1,902,000        0.24
1998 (2)              243           4,255,000        0.48           11,655,000          1.31           1,755,000        0.20


(1) Excludes the two buildings for which construction was completed during 1997.
(2) Excludes the eight buildings for which construction was completed during 1997 and 1998.

FIXED RATE INDEBTEDNESS ON THE COMPANY'S PROPERTIES

         The following table sets forth with respect to each Koger Center or location the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Koger Center or location as of December 31, 1998.

                                                                                       WEIGHTED
                                                                MORTGAGE                AVERAGE
                                                                  LOAN                 INTEREST
KOGER CENTER/LOCATION                                           BALANCE                  RATE
----------------------                                          --------               --------
Atlanta Chamblee                                                $      0                   --
Atlanta Gwinnett                                                       0                   --
Atlanta Perimeter                                                      0                   --
Austin                                                            16,576                 8.33%
Birmingham Colonnade                                                   0                   --
Birmingham Colonnade - Retail                                          0                   --
Charlotte Carmel                                                       0                   --
Charlotte East                                                         0                   --
Charlotte Vanguard                                                22,129                 8.13%
El Paso                                                            8,776                 8.33%
Greensboro South                                                       0                   --
Greenville Park Central                                                0                   --
Greenville Roper Mt                                               10,726                 8.33%
Jacksonville Baymeadows                                           26,815                 8.33%
Jacksonville Central                                                   0                   --
Jacksonville JTB                                                       0                   --
Memphis Germantown                                                15,624                 8.25%
Orlando Central                                                   24,377                 8.33%
Orlando University                                                     0                   --
Richmond Paragon                                                   8,365                 8.00%
San Antonio Airport                                                    0                   --
San Antonio West                                                  22,948                 8.25%
St. Petersburg                                                    19,530                 8.25%
Tallahassee                                                       40,037                 8.10%
Tulsa                                                                  0                   --
                                                                --------
     Total                                                      $215,903                 8.26%
                                                                ========                =====


         For additional information on these loans see Note 3, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

INDEBTEDNESS WITH VARIABLE INTEREST RATES

         As of December 31, 1998, the Company had a $150 million secured revolving credit facility with variable interest rates and encumbering certain of the Company's properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):

                                                     WEIGHTED                                APPROXIMATE          APPROXIMATE
                                  BALANCE             AVERAGE             MAXIMUM              AVERAGE            WTG AVG INT
YEAR ENDED                         AT END           INT RATE AT           AMOUNT               AMOUNT             RATE DURING
DECEMBER 31                      OF PERIOD         END OF PERIOD        OUTSTANDING          OUTSTANDING          THE PERIOD
-----------                      ---------        ---------------       -----------          -----------        ---------------
     1998                        $ 92,000              7.1%              $ 92,000             $  45,181                7.0%
     1997                               1              8.5%                40,000                 8,077                8.0%
     1996                               0               --                 22,276                18,280                9.3%

ITEM  3.      LEGAL PROCEEDINGS

         None.

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM  5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock is listed on the American Stock Exchange under the ticker symbol KE. The high and low closing sales prices for the periods indicated in the table below were:

                                                                             YEARS
                             ---------------------------------------------------------------------------------------------------
                                        1998                                1997                                 1996
                             ---------------------------         -------------------------             -------------------------
QUARTER ENDED                    HIGH            LOW                 HIGH           LOW                   HIGH           LOW
-------------                ------------    -----------         -----------   -----------             ---------      ----------
March 31                      $23   3/4        $ 20 5/8           $18   5/8     $17   1/4              $12 1/4          $10 3/4
June 30                        22   1/2          18 5/8            18   1/4      15   3/8               13 3/8           11
September 30                   21 13/16          16 3/8            20 13/16      17 11/16               16               13
December 31                    18   1/4          15 5/8            23   3/8      20   1/8               18 3/4           15 1/8

         The Company intends that any dividend paid in respect of its common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that at least 95 percent of the Company's REIT taxable income for such taxable year be distributed. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. However, this covenant will not restrict the Company from paying the dividends required to maintain its qualification as a REIT.

         Set forth below are the dividends per share paid during the three years ended December 31, 1998.

                                                              YEARS
                                                  ---------------------------
             QUARTER ENDED                         1998        1997      1996
             -------------                        -----        ----      ----
             March 31                             $.25         $.05       -
             June 30                               .25          .05       -
             September 30                          .30          .10       -
             December 31                           .30          .15       -

         On February 4, 1999, the Company paid a quarterly dividend of $0.30 per share to shareholders of record on December 31, 1998. In addition, the Company's Board of Directors has declared a quarterly dividend of $0.30 per share payable on May 6, 1999, to shareholders of record on March 31, 1999.

         On March 1, 1999, there were approximately 1,363 shareholders of record and the closing price of the Company's common stock on the American Stock Exchange was $13.9375.

ITEM 6.      SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.


                                                              (IN THOUSANDS EXCEPT PER SHARE AND PROPERTY DATA)
                                                  --------------------------------------------------------------------
INCOME INFORMATION                                   1998          1997            1996           1995           1994
                                                  ---------       --------       --------       --------       --------
Rental revenues and other rental services          $133,663       $109,501       $ 98,805       $ 95,443       $ 94,388
Interest revenues                                       446          1,274          1,951         14,440          1,062
Total revenues                                      138,082        113,989        104,072        125,750        100,376
Property operations expenses                         53,719         44,453         41,597         40,830         39,711
Depreciation and amortization                        28,381         24,073         21,127         19,102         16,728
Mortgage and loan interest                           16,616         16,517         18,701         23,708         25,872
Net income                                           29,602         21,204         10,501         28,990          4,215
Earnings per common share - diluted                    1.10            .94            .54           1.61            .24
Dividends declared per common share                    1.15            .55            .05

Weighted average shares outstanding - diluted        26,901         22,495         19,500         18,011         17,719

BALANCE SHEET INFORMATION
Operating properties (before depreciation)         $872,183       $681,249       $582,972       $571,313       $578,237
Undeveloped land                                     20,535         14,761         27,108         30,281         36,012
Total assets                                        834,995        656,097        584,666        578,756        613,806
Mortgages and loans payable                         307,903        181,963        203,044        254,909        323,765
Total shareholders' equity                          464,763        444,262        364,135        310,697        280,601

OTHER INFORMATION
Funds from operations (1)                          $ 56,486       $ 42,324       $ 33,154       $ 36,707       $ 23,475
Income before interest, income taxes,
    depreciation and amortization                  $ 75,555       $ 62,729       $ 51,144       $ 71,866       $ 47,042
Number of buildings (at end of  period)                 251            228            215            216            219
Percent leased (at end of period)                        90%            92%            92%            91%            90%


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



                                                                  1998         1997           1996          1995          1994
                                                               ---------   ---------      ---------      ---------    ----------
    Net income                                                 $ 29,602      $21,204       $10,501        $28,990        $ 4,215
    Depreciation - real estate                                   25,146       21,795        19,538         17,363         15,202
    Amortization - deferred tenant costs                          1,464        1,031           929            656            452
    Amortization - goodwill                                         170          170           171            504            665
    Minority interest                                               139
    Litigation costs                                                                           424            176          1,902
    Loss (gain) on sale or disposition of assets                    (35)      (1,955)          497            255             43
    Provision for loss on land held for sale                                    (379)                         970            996
    Gain on note to Southeast                                                                 (292)       (11,288)
    Loss (gain) on early retirement of debt                                      458         1,386           (919)
                                                               --------      -------       -------        -------        -------
    Funds from Operations                                      $ 56,486      $42,324       $33,154        $36,707        $23,475
                                                               ========      =======       =======        =======        =======

The 1995 calculated Funds from Operations includes $13,066 of interest revenue associated with mortgage notes, which KE acquired during 1995. These mortgage notes were retired during 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements (the "Consolidated Financial Statements") appearing elsewhere in this report. Historical results and percentage relationships in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position. The Consolidated Financial Statements include the accounts of KE, Southeast, KRES and KVP (collectively, the "Company").

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

         The Company maintains accounting and other control systems which management believes provide reasonable assurance that the Company's assets are safeguarded and that the Company's books and records reflect the authorized transactions of the Company, although there are inherent limitations in any internal control structure, as well as cost versus benefit considerations. The Audit Committee of the Company's Board of Directors, which is composed exclusively of directors who are not officers of the Company, directs matters relating to audit functions, annually appoints the auditors subject to ratification of the Company's Board of Directors, reviews the auditors' independence, reviews the scope and results of the annual audit, and periodically reviews the adequacy of the Company's internal control structure with its external auditors, its internal auditors and its senior management.

RESULTS OF OPERATIONS

         RENTAL REVENUES. Rental revenues increased $24,152,000 from the year ended December 31, 1997 to the year ended December 31, 1998. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in the rental revenues ($18,915,000) from properties acquired and construction completed during 1997 and 1998. For 1997, rental revenues increased $10,582,000 from the year ended December 31, 1996. This increase resulted primarily from (i) increases in the percent leased rate and the Company's average rental rate and (ii) rental revenues ($5,051,000) from the properties acquired and construction completed during 1997. As of December 31, 1998, the Company's buildings were on average 90 percent leased. As of December 31,1997 and 1996, the buildings owned by the Company were on average 92 percent leased.

         MANAGEMENT FEE REVENUES. Management fee revenues decreased $360,000 for 1998, as compared to 1997, due primarily to a decrease in leasing fees earned. For 1997, management fee revenues remained basically unchanged from those earned in 1996.

         INTEREST REVENUES. Interest revenues decreased $828,000 for 1998, as compared to 1997, due to the lower average balance of cash to invest. For 1997, interest revenues decreased $677,000 from the year ended December 31, 1996. This decrease was also due to the lower average balance of cash to invest.

         EXPENSES. Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents, and management costs. During 1998, property operations expense increased by $9,266,000 or 20.8 percent, compared to 1997, primarily due to (i) increases in property operations expense ($7,512,000) for the properties acquired and construction completed during 1997 and 1998, (ii) increased real estate taxes, (iii) increased utility costs and (iv) increased property management costs. During 1997, property operations expense increased by $2,856,000 or 6.9 percent, compared to 1996, primarily due to (i) increased real estate taxes and (ii) property operations expense ($1,994,000) for the properties acquired and construction completed during 1997. For 1998, 1997 and 1996, property operations expense as a percentage of total rental revenues was
40.2 percent, 40.6 percent and 42.1 percent, respectively.

         Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 1998, depreciation expense increased $3,442,000 or 15.5 percent, compared to the prior year, due to the properties acquired and construction completed during 1997 and 1998. For 1997, depreciation expense increased $2,405,000 or 12.1 percent, compared to the prior year, due to (i) improvements made to the properties owned by the Company during 1997 and 1996 and (ii) the properties acquired and construction completed during 1997 ($841,000).

         Amortization expense increased $866,000 during 1998, compared to 1997, due primarily to (i) financing costs incurred for increasing the secured revolving credit facility from $50 million to $100 million and (ii) deferred tenant costs incurred during 1998. For 1997, amortization expense increased $541,000 compared to the prior year, due primarily to financing costs which were incurred for (i) the mortgage with the Northwestern Mutual Life Insurance Company ("Northwestern") and (ii) the secured revolving credit facility which closed during 1997.

         Compared to 1997, interest expense remained basically unchanged during 1998. Interest expense decreased by $2,184,000 during 1997, compared to 1996, primarily due to (i) the reduction in the average balance of mortgages and loans payable and (ii) the interest capitalized due to the Company's construction of office buildings. During 1998, 1997, and 1996, the weighted average interest rate on the Company's variable rate loans was 7.0 percent, 8.0 percent and 9.3 percent, respectively. The Company's average outstanding amount under such loans during 1998, 1997, and 1996 was $45,181,000, $8,077,000 and $18,280,000,
respectively.

         General and administrative expenses were 0.8 percent, 1.0 percent, and
1.1 percent of average invested assets for 1998, 1997 and 1996, respectively. For 1998, general and administrative expenses increased $579,000, compared to 1997, primarily due to (i) increases in group insurance costs, (ii) costs for corporate office relocation and (iii) legal fees incurred for organization of KVP. For 1997, general and administrative expenses decreased $249,000, compared to 1996, primarily due to decreases in the accrual for the Company's contribution to the 401(k) Plan.

         Direct costs of management contracts decreased $528,000 during 1998, compared to 1997, due to decreased costs associated with providing property management services for all management contracts. For 1997, direct costs of management contracts remained basically unchanged from those incurred during 1996.

         Other expenses decreased $528,000 during 1997, compared to 1996, due to the reduction in litigation costs ($424,000) and the reduction in real estate taxes on the Company's unimproved land caused by (i) the sale of two land parcels (25.3 acres) and (ii) the assignment of 52 acres to construction projects.

         Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale during 1997, the Company reversed $379,000 of the provision for loss on land held for sale, which had been previously recorded.

         Management periodically reviews its investment in properties for evidence of other than temporary impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 1998, 1997 or 1996.

         OPERATING RESULTS. Net income totaled $29,602,000, $21,204,000 and $10,501,000 for 1998, 1997 and 1996, respectively. For 1998, net income increased $8,398,000 over the prior year due primarily to (i) the increase in rental revenues, which was partially offset by the increases in property operations expense and depreciation and amortization expense and (ii) the increase in income from Koger Realty Services, Inc. For 1997, net income increased $10,703,000 over the prior year due primarily to (i) the increase in rental revenues, which was partially offset by the increases in property operations expense and depreciation expense, (ii) the decrease in mortgage and loan interest expense and (iii) the gain on sale or disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. During the year ended December 31, 1998, the Company generated approximately $63.1 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of others. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1999.

         The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions. As of December 31, 1998, approximately 96 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

         As of December 31, 1998, leases representing approximately 20 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 1999. This represents 1,105 leases for space in buildings located in 23 of the 24 Koger Centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 60 percent, 65 percent and 63 percent of the Company's net rentable square feet, which were scheduled to expire during 1998, 1997 and 1996, respectively. For those leases which renewed during 1998, the average rental rate increased from $15.04 to $16.22. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 1999 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

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

         Governmental tenants (including the State of Florida and the United States of America) which accounted for 20.6 percent of the Company's leased space as of December 31, 1998, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

         At the end of 1998, the Company had management contracts for the management of 23 commercial office properties. On March 31, 1998, a management agreement to manage 22 commercial office buildings owned by Centoff was automatically extended to March 31, 1999. This management agreement provides that, so long as no default has occurred, the management agreement will be automatically extended from year to year until such time as the management agreement is terminated. The Company earned fees of $2 million from this management agreement during 1998. Another agreement to manage one commercial office building was terminated by the Company during February, 1999. During 1998, the Company earned fees of $91,000 for the management of this building.

         INVESTING ACTIVITIES. At December 31, 1998, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During 1998, the Company's expenditures for improvements to existing properties increased by approximately $5 million from the prior year, primarily due to increases in expenditures for tenant improvements and building improvements. The Company purchased 20 buildings during 1998.

         During 1998, the Company completed the construction of six buildings, which contain 503,300 net rentable square feet. During 1997, the Company completed the construction of two buildings, which contain 101,900 net rentable square feet. The Company has nine buildings under construction, on approximately 59 acres of undeveloped land, which will contain approximately 797,000 net rentable square feet. Expenditures for construction of these nine buildings are expected to total approximately $68.4 million, excluding land and tenant improvement costs.

         On January 30, 1998, the Company acquired a building, containing 127,700 net rentable square feet, located in Richmond, Virginia for a purchase price of $16.5 million. On February 1, 1998, the Company acquired a building, containing 19,000 net rentable square feet, located in Jacksonville, Florida for a purchase price of $2.0 million. On March 6, 1998, the Company acquired 14.4 acres of land located in Jacksonville, Florida for a purchase price of $2.3 million. On April 22, 1998, the Company acquired an office and retail complex consisting of (i) four office buildings containing 279,300 net rentable square feet, (ii) a retail development containing 112,600 net rentable square feet and
(iii) approximately 23 acres of developable land. These properties were acquired for a purchase price of $58.2 million and are located in Birmingham, Alabama. On May 18, 1998, the Company acquired 15.4 acres of land located in Jacksonville, Florida for a purchase price of $2.68 million. On October 22, 1998, the Company acquired a suburban office park located in Charlotte, North Carolina, for a purchase price of $52.3 million. This transaction was structured as a contribution of the property to a down-REIT partnership (Koger-Vanguard Partners, L.P.), whose general partner is KE. In addition, KE acquired 17.1 acres of land adjacent to this suburban office park for a purchase price of $1.5 million.

         During 1997, the Company acquired 11 buildings, containing 717,900 net rentable square feet, for a total purchase price of $74.8 million in seven separate transactions. In addition, the Company acquired 5.9 acres of land for a purchase price of $0.5 million.

         During 1997, the Company sold (i) 8.1 acres of unimproved land located in Miami, Florida for approximately $2,907,000, net of selling costs and (ii)
17.2 acres of unimproved land located in Richmond, Virginia for approximately $3,434,000, net of selling costs. During 1996, the Company sold a 30-acre land parcel located in Birmingham, Alabama for $1,263,000, net of selling costs.

         FINANCING ACTIVITIES. Historically, the Company's primary external sources of cash have been in the form of bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings were used by the Company to acquire buildings or to refinance debt. The Company has a $150 million secured revolving credit facility provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank.

         During 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock (the "Shares") and the Company repurchased 372,600 Shares for approximately $5.75 million. The Company repurchased 35,600 Shares for approximately $583,000 during 1998.

         During July 1997, the Company's Board of Directors approved the redemption of warrants outstanding on August 29, 1997 (the "Redemption Date") for $3.81 per warrant. Each warrant gave the holder the right to purchase one Share at a price of $8.00 per share, until the Redemption Date. The Company redeemed 99,871 warrants for $379,000 following the Redemption Date. The remaining warrants were exercised by the holders either on or prior to the Redemption Date.

         On March 27, 1998, the Company issued one million shares of its common stock to Wheat First Securities, Inc. for an aggregate sales price of $20.2 million. The Company applied approximately $15 million of the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 7.94 percent. During December 1997, the Company completed a public offering of 3.5 million shares of its common stock, three million shares of which were sold in an underwritten offering for an aggregate sales price of $60.75 million ($20.25 per share less an underwriting discount of $1.11 per share), and 500,000 of such shares were sold to AREIF II Realty Trust, Inc., an affiliate of Apollo Real Estate Fund II, L.P. (together referred to as "Apollo"), for an aggregate sales price of $9.57 million ($19.14 per share). The Company applied approximately $51.6 million of the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8.6 percent. During October 1996, the Company completed a private placement of three million shares of its common stock to an affiliate of Apollo for an aggregate sales price of $43.5 million. The Company applied the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8 percent.

         During December 1996, the Company closed on a $190 million non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern"), which is secured by 10 office parks. This loan is divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of
8.19 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. Amortization with respect to this indebtedness is based on equal monthly installments over a 25-year amortization period. This indebtedness requires the Company to maintain certain financial ratios.

         In conjunction with the acquisition of certain office buildings during 1998, the Company assumed mortgage loans with outstanding balances of $30.7 million and a weighted average interest rate of 8.09 percent. Amortization with respect to this indebtedness is based on an equal monthly installment over 25 year amortization periods.

         During December 1998, the Company increased its secured revolving credit facility from $100 million to $150 million. This facility provides for monthly interest payments, requires the Company to maintain certain financial ratios and matures in December 2001.

         Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $3.3 million over the next twelve months. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2001.

         At December 31, 1998, the Company had 61 buildings (containing approximately 2.15 million net rentable square feet) which were unencumbered.

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

IMPACT OF INFLATION

         The Company may experience increases in its expenses as a result of inflation; however, the amount of such increases cannot be accurately determined. The Company's exposure to inflationary cost increases in property level expenses is reduced by escalation clauses which are included in most leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, real estate taxes) above expected levels, at a time when it may not be possible to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates. As of December 31, 1998, 96 percent of the Company's annualized rentals were subject to leases having annual escalation clauses as described under "Properties" above. As of December 31, 1997 and 1996, 93 percent and 94 percent, respectively, of the Company's annualized rentals were subject to leases having annual escalation clauses.

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

REAL ESTATE FINANCING RISKS

         EXISTING DEBT. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $307.9 million, all of which is secured by certain of the Company's properties. Approximately $236 million of such debt will mature before 2008, with the majority of the remaining balance maturing in 2009. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

         RISK OF RISING INTEREST RATES AND VARIABLE RATE DEBT. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders.

EXISTING LEVERAGE; NO LIMITATION ON DEBT

         As of December 31, 1998, the debt to total market capitalization ratio of the Company was approximately 39 percent. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company. Accordingly, the Board of Directors could establish a policy and decide to borrow on a case-by-case or other basis, which would increase the Company's debt to total market capitalization ratio. If this action were taken, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and (b) could increase the risk of default on the Company's debt.

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

RENEWAL OF LEASES AND RELETTING OF SPACE

         The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 20.7 percent and 17.0 percent of the total net rentable square feet leased in the Company's buildings will expire in 1999 and 2000, respectively. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, then the Company's cash flow and its ability to make expected distributions to its shareholders may be adversely affected.

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

         RISKS INVOLVED IN PROPERTY OWNERSHIP THROUGH PARTNERSHIP AND JOINT VENTURES. Although the Company owns fee simple interests in all but 13 of its properties, in the future the Company could, if then permitted by the covenants in its loan agreements and its financial position, participate with other entities in property ownership through partnerships or joint ventures. KE is currently the general partner of Koger-Vanguard Partners, L.P., which owns 13 office buildings. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in property ownership, including the possibility that (a) the Company's partners or co-venturers might become bankrupt, (b) such partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with the business interests or goals of the Company, and (c) such partners or co-venturers may be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives, including the Company's policy to maintain its qualification as a REIT. The Company will, however, seek to maintain sufficient control of such participants or joint ventures to permit the Company's business objectives to be achieved. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

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

EFFECT OF MARKET INTEREST RATES ON PRICE OF COMMON STOCK

         One of the factors that will influence the market price of the Company's common stock in public markets will be the annual dividend yield on the share price reflected by dividend distributions by the Company. An increase in market interest rates could reduce cash available for distribution by the Company to its shareholders and, accordingly, adversely affect the market price of the common stock.

INFORMATION SYSTEMS AND THE YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. All significant accounting applications used by the Company are packaged software products licensed from various computer software companies. During 1998, the Company began implementing its existing plan to upgrade its significant accounting applications from DOS-based software to Windows-based software. The Company has confirmed that its Windows-based software applications are Year 2000 Compliant. The project to upgrade these applications to Windows-based software will be completed by September 30, 1999.

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

         Due to the general uncertainty inherent in the Year 2000 Compliance issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and tenants, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company is exposed to the potential risk that its vendors and service providers may not be Year 2000 compliant. However, this risk is reduced by the availability of multiple vendors in the 15 cities in which the Company owns properties. Failures by utility vendors to provide regulated services would have the greatest impact on the Company's normal business operations. For this reason, the Company has requested information from each of its utility vendors concerning their Year 2000 readiness. Currently the Company has received responses from approximately 95% of its utility vendors. All respondents have acknowledged that they are currently working on the problem and many have outlined their respective plans of implementation. The Company is exposed to the risk that its tenants could be impacted by the Year 2000 Compliance issue such that they would be unable to pay their rent on time. However, the Company has a diverse tenant base and its success is not closely tied to the success of any particular tenant. Also, the Company's leases with its tenants protect the Company in the event of tenant default and requires the payment of delinquent fees on late rental payments. The Company does not expect any adverse effects caused by its accounting and property management systems that would affect the Company's ability to meet its financial and reporting requirements.

         The Company has developed contingency plans for dealing with timing devices in building operating systems, which are not Year 2000 compliant, in case these devices are not replaced by the end of 1999. Testing of these contingency plans and decisions whether implementation of a contingency plan is required will be completed by September 30, 1999. The Company has sufficient internal resources and personnel to implement any required contingency plans related to its building operating systems.

ADDITIONAL INFORMATION

         For additional disclosure of risk factors to which the Company is subject, see the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE NO.
                                                                                                             --------
Independent Auditors' Report............................................................................         26

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1998
        and 1997........................................................................................         27

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 1998...............................................................................         28

     Consolidated Statements of Changes in Shareholders'
        Equity for Each of the Three Years in the
        Period Ended December 31, 1998..................................................................         29

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 1998...............................................................................         30

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 1998...............................................................................         31

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 1998.....................................................         42

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 1998............................................................         43

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Jacksonville, Florida
February 12 , 1999

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                    1998            1997
                                                                  ---------        ------
ASSETS
Real estate investments:
   Operating properties:
     Land                                                         $ 137,047       $ 111,697
     Buildings                                                      731,558         567,332
     Furniture and equipment                                          3,578           2,220
     Accumulated depreciation                                      (129,682)       (104,700)
                                                                  ---------       ---------
         Operating properties - net                                 742,501         576,549
   Properties under construction:
     Land                                                            11,318           8,978
     Buildings                                                       31,562          18,608
   Undeveloped land held for investment                              19,272          13,249
   Undeveloped land held for sale, net of allowance                   1,263           1,512
Cash and temporary investments                                        4,827          16,955
Accounts receivable, net of allowance for uncollectible
  accounts of $436  and $250                                          6,158           5,646
Investment in Koger Realty Services, Inc.                             1,661             472
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $855 and $685                   1,700           1,870
Other assets                                                         14,733          12,258
                                                                  ---------       ---------
      TOTAL ASSETS                                                $ 834,995       $ 656,097
                                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                    $ 307,903       $ 181,963
   Accounts payable                                                  12,139           8,802
   Accrued real estate taxes payable                                  4,407           3,294
   Accrued liabilities - other                                        9,288           6,623
   Dividends payable                                                  7,971           6,352
   Advance rents and security deposits                                5,432           4,801
                                                                  ---------       ---------
      Total Liabilities                                             347,140         211,835
                                                                  ---------       ---------
Minority interest                                                    23,092
                                                                  ---------       ---------
Commitments and contingencies (Notes 2 and 10)
Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares
      authorized; issued: none
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued: 28,559,751  and 28,389,195 shares;
      outstanding: 26,571,068 and 25,406,792 shares                     286             284
  Capital in excess of par value                                    454,988         441,451
  Retained earnings                                                  30,020          30,947
  Treasury stock, at cost; 1,988,683 and 2,982,403 shares           (20,531)        (28,420)
                                                                  ---------       ---------
     Total Shareholders' Equity                                     464,763         444,262
                                                                  ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 834,995       $ 656,097
                                                                  =========       =========

  See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                               1998            1997             1996
                                                               ----            ----             ----
REVENUES
  Rental                                                    $ 133,076       $ 108,924       $  98,342
  Other rental services                                           587             577             463
  Management fees                                               2,277           2,637           2,682
  Interest                                                        446           1,274           1,951
  Income from Koger Realty Services, Inc.                       1,696             577             342
  Gain on note to Southeast                                                                       292
                                                            ---------       ---------       ---------
      Total revenues                                          138,082         113,989         104,072
                                                            ---------       ---------       ---------

EXPENSES
  Property operations                                          53,719          44,453          41,597
  Depreciation and amortization                                28,381          24,073          21,127
  Mortgage and loan interest                                   16,616          16,517          18,701
  General and administrative                                    6,953           6,374           6,623
  Direct cost of management fees                                1,368           1,896           1,884
  Other                                                           383             413             941
  Recovery of  loss on land held for sale                                        (379)
                                                            ---------       ---------       ---------
      Total expenses                                          107,420          93,347          90,873
                                                            ---------       ---------       ---------

INCOME BEFORE GAIN (LOSS) ON SALE OR
  DISPOSITION OF ASSETS, INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEM                              30,662          20,642          13,199
Gain (loss) on sale or disposition of assets                       35           1,955            (497)
                                                            ---------       ---------       ---------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
   EXTRAORDINARY ITEM                                          30,697          22,597          12,702
Income taxes                                                      956             935             815
                                                            ---------       ---------       ---------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM         29,741          21,662          11,887
Minority interest                                                 139
                                                            ---------       ---------       ---------
INCOME BEFORE EXTRAORDINARY ITEM                               29,602          21,662          11,887
Extraordinary loss on early retirement of debt                                    458           1,386
                                                            ---------       ---------       ---------

NET INCOME                                                  $  29,602       $  21,204       $  10,501
                                                            =========       =========       =========
EARNINGS PER SHARE:
   Basic-
      Income before extraordinary item                      $    1.13       $    1.01       $    0.64
      Extraordinary loss                                                        (0.02)          (0.07)
                                                            ---------       ---------       ---------

      Net Income                                            $    1.13       $    0.99       $    0.57
                                                            =========       =========       =========
   Diluted -
      Income before extraordinary item                      $    1.10       $    0.96       $    0.61
      Extraordinary loss                                                        (0.02)          (0.07)
                                                            ---------       ---------       ---------

      Net Income                                            $    1.10       $    0.94       $    0.54
                                                            =========       =========       =========
WEIGHTED AVERAGE SHARES:
   Basic                                                       26,294          21,374          18,523
                                                            =========       =========       =========
   Diluted                                                     26,901          22,495          19,500
                                                            =========       =========       =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                  COMMON STOCK              CAPITAL                                                   TOTAL
                            -----------------------        IN EXCESS                                                  SHARE-
                              SHARES          PAR            OF PAR                      RETAINED     TREASURY       HOLDERS'
                             ISSUED          VALUE           VALUE         WARRANTS      EARNINGS       STOCK         EQUITY
                            --------        -------        ----------      --------      --------     ---------      --------
BALANCE,
  DECEMBER 31, 1995            20,477       $    205       $ 318,609       $ 2,250       $13,210      $(23,577)      $310,697

Common stock sold               3,000             30          42,592                                       126         42,748
Warrants exercised                  3                             33            (7)                                        26
Options exercised                  57              1             519                                       (47)           473
Stock appreciation
  rights exercised                 23                            270                                                      270
401(k) Plan contribution                                         104                                       361            465
Dividends declared                                                                        (1,045)                      (1,045)
Net income                                                                                10,501                       10,501
                              -------       --------       ---------       -------      --------      --------       --------
BALANCE,
  DECEMBER 31, 1996            23,560            236         362,127         2,243        22,666       (23,137)       364,135

Common stock sold               3,500             35          66,439                                       166         66,640
Treasury stock reissued                                          150                                       128            278
Treasury stock purchased                                                                                (5,750)        (5,750)
Warrants redeemed                                                             (236)         (143)                        (379)
Warrants exercised                994             10           9,945        (2,007)                                     7,948
Options exercised                 335              3           2,542                                       (22)         2,523
401(k) Plan contribution                                         248                                       195            443
Dividends declared                                                                       (12,780)                     (12,780)
Net income                                                                                21,204                       21,204
                              -------       --------       ---------       -------      --------      --------       --------
BALANCE,
  DECEMBER 31, 1997            28,389            284         441,451             0        30,947       (28,420)       444,262

Common stock sold                                             12,104                                     8,430         20,534
Treasury stock purchased                                                                                  (583)          (583)
Options exercised                 171              2           1,307                                       (34)         1,275
401(k) Plan contribution                                         126                                        76            202
Dividends declared                                                                       (30,529)                     (30,529)
Net income                                                                                29,602                       29,602
                              -------       --------       ---------       -------      --------      --------       --------
BALANCE,
  DECEMBER 31, 1998            28,560       $    286       $ 454,988       $     0      $ 30,020      $(20,531)      $464,763
                              =======       ========       =========       =======      ========      ========       ========



See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                   1998          1997           1996
                                                               ----------     ----------     ----------
OPERATING ACTIVITIES
    Net income                                                 $  29,602       $  21,204      $  10,501
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               28,381          24,073         21,127
      Income from Koger Realty Services, Inc.                     (1,696)           (577)          (342)
      Provision for uncollectible accounts                           300             224             50
      Minority interest                                              139
      (Gain) Loss on sale or disposition of assets                   (35)         (1,955)           497
      Loss on early retirement of debt                                               458          1,386
      Recovery of loss on land held for sale                                        (379)
      Gain on unsecured note to Southeast                                                          (292)
      Accrued interest added to principal                                                           112
      Amortization of mortgage discounts                                              86            196
      Changes in assets and liabilities:
         Increase in accounts payable, accrued
           liabilities and other liabilities                       8,095           7,906          3,542
         Increase in accounts receivable and other assets         (1,735)           (842)          (829)
                                                               ---------       ---------      ---------
      Net cash provided by operating activities                   63,051          50,198         35,948
                                                               ---------       ---------      ---------
INVESTING ACTIVITIES
   Property acquisitions                                         (83,337)        (75,774)
   Building construction expenditures                            (53,137)        (26,099)          (930)
   Tenant improvements to first generation space                  (5,020)           (701)
   Tenant improvements to existing properties                    (11,655)         (7,513)        (7,873)
   Building improvements                                          (4,267)         (3,116)        (2,795)
   Energy management improvements                                   (283)           (572)        (1,900)
   Deferred tenant costs                                          (2,702)         (1,997)        (1,862)
   Additions to furniture and equipment                           (1,358)           (651)          (128)
   Dividends received from Koger Realty Services, Inc.               507             364            490
   Proceeds from sale of assets                                       35           6,244          1,241
   Proceeds from note to Southeast                                                                  887
                                                               ---------       ---------      ---------
      Net cash used in investing activities                     (161,217)       (109,815)       (12,870)
                                                               ---------       ---------      ---------

FINANCING ACTIVITIES
   Principal payments on mortgages and loans                     (40,749)        (77,749)      (228,090)
   Dividends paid                                                (28,910)         (7,473)
   Treasury stock purchased                                         (583)         (5,750)
   Warrants redeemed                                                                (379)
   Proceeds from mortgages and loans                             136,002          56,300        175,900
   Proceeds from sales of common stock                            20,534          66,640         42,748
   Proceeds from exercise of warrants and stock options            1,128          10,252            376
   Financing costs                                                (1,384)           (984)        (3,712)
                                                               ---------       ---------      ---------
      Net cash provided by (used in) financing activities         86,038          40,857        (12,778)
                                                               ---------       ---------      ---------
Net (decrease) increase in cash and cash equivalents             (12,128)        (18,760)        10,300
Cash and cash equivalents - beginning of year                     16,955          35,715         25,415
                                                               ---------       ---------      ---------
Cash and cash equivalents - end of year                        $   4,827       $  16,955      $  35,715
                                                               =========       =========      =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         ORGANIZATION. Koger Equity, Inc. ("KE") was incorporated in Florida on June 21, 1988. KE has two wholly-owned subsidiaries which are Southeast Properties Holding Corporation ("Southeast"), a Florida corporation, and Koger Real Estate Services, Inc. ("KRES"), a Florida corporation. Koger-Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of KE, its wholly-owned subsidiaries and KVP (the "Company"). All material intercompany accounts have been eliminated in consolidation.

         INVESTMENT IN KOGER REALTY SERVICES, INC. Koger Realty Services, Inc., a Delaware corporation ("KRSI"), provides leasing and property management services to owners of commercial office buildings. The Company owns all of the preferred stock of KRSI, which preferred stock represents at least 95 percent of the economic value of KRSI. Such preferred stock is non-voting and is not convertible into the common stock of KRSI while held by the Company. The Company has accounted for its investment in the preferred stock of KRSI using the equity method.

         REAL ESTATE INVESTMENTS. Operating properties, properties under construction, furniture and equipment, and undeveloped land held for investment are stated at cost less accumulated depreciation. Undeveloped land held for sale is carried at the lower of cost or fair value less selling costs.

         Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value, the properties and related goodwill will be reduced to their fair value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties which may have suffered an impairment in value. Management prepares estimates of future cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 1998, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

         MINORITY INTEREST. On October 22, 1998, KE acquired a suburban office park for a purchase price of $52.3 million. The transaction was structured as a contribution of the property to KVP in exchange for limited partner units valued at $22.95 million. In connection with this transaction, KVP assumed $22.2 million of debt and received a contribution of $7.2 million from KE in exchange for general partner interests. The limited partner units are entitled to a cumulative preferred return, which approximates the average dividend rate on KE's shares. In addition, the limited partner units carry with them the right to redeem the units for common shares of KE on a one-unit-for-one-share basis or, at the option of KE, the units may be redeemed for cash. KE has reported KVP's assets, liabilities and operations in its financial statements on the consolidated basis. The limited partnership units and earnings thereon are reported as minority interests.

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

         REVENUE RECOGNITION. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rental revenues under leases which provide for material varying rents over their terms. For 1998, 1997 and 1996, the recognition of rental revenues on this basis for applicable leases increased rental revenues by $1,335,000, $454,000 and $114,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. Interest revenue is recognized on the accrual basis for interest-earning investments.

         FEDERAL INCOME TAXES. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). Accordingly, the Company distributes at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income in 1996, no distributions to shareholders were made. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

         EARNINGS PER COMMON SHARE. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares (options and warrants) had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Following is a reconciliation of number of shares (in thousands) used in the computation of basic and diluted earnings per share.

                                                                   1998        1997       1996
                                                                   ----        ----       ----
         Weighted average number of common
             shares outstanding - Basic                           26,294      21,374     18,523
         Effect of dilutive securities:
             Stock Options                                           607         736        536
             Warrants                                                            385        441
                                                                 -------     --------   -------
         Adjusted common shares - Diluted                         26,901      22,495     19,500
                                                                 =======     =======    =======

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

         During 1996, the Company contributed 43,804 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $465,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1995. During 1997, the Company contributed 23,657 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $443,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1996. During 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. The Company assumed certain mortgage loans with outstanding balances of $30.7 million in conjunction with certain property acquisitions during 1998. In addition, KVP issued $22,953,000 of limited partner units in conjunction with a property acquisition during 1998.

         For 1998, 1997 and 1996, total interest payments (net of amounts capitalized) were $15,015,000, $16,426,000 and $18,599,000, respectively, for the Company. For 1998, 1997 and 1996, payments for income taxes totaled $1,233,000, $690,000 and $816,000, respectively.

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

         NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company adopted this accounting standard on January 1, 1998, as required. This standard had no impact on the financial statements as the Company has no other comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segments profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company adopted this accounting standard on January 1, 1998, as required. This standard had no impact on the financial statements as the Company does not have multiple operating segments.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits" effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The Company adopted this accounting standard on January 1, 1998, as required.

         RECLASSIFICATION. Certain 1997 and 1996 amounts have been reclassified to conform with 1998 presentation.

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

         Rothschild Realty, Inc., which employs Mr. Aloian as a Managing Director, received $350,000 for providing a fairness opinion to the Company's Board of Directors in connection with the 1996 sale of common stock to an affiliate of Apollo. Also, Mr. Hiley received from the Company a fee of $204,000 for his role in negotiating the transaction. Both Mr. Aloian and Mr. Hiley are directors of the Company, and Mr. Hiley became Executive Vice President and Chief Financial Officer of the Company in April, 1998.

         Pursuant to a consulting agreement with the Company which ended during 1998, Mr. Hiley provided advice with respect to the financial aspects of the Company's strategic plan and was paid a fee of $146,000 during 1996.

         Mr. Davis retired as an employee of the Company on December 31, 1996, but continues to serve the Company as a consultant. Pursuant to a consulting agreement between Mr. Davis and the Company, he will receive a consulting fee of $50,000 per year through December 31, 1999.

3.       MORTGAGES AND LOANS PAYABLE.

         The Company has a $190 million non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern") which is secured by 10 office parks. This loan is divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent. Monthly payments on this loan include principal amortization based on a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $259 million at December 31, 1998.

         The Company has a $150 million secured revolving credit facility ($92 million of which was outstanding on December 31, 1998) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. Based on the Company's election, the interest rate on this revolving credit facility will be either (i) the lender's LIBOR rate plus either 130, 145 or 160 basis points (depending on the Company's leverage ratio) or (ii) the lender's prime rate. Interest payments will be due monthly on this credit facility which has a term of three years. This credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends, and is collateralized by properties with a carrying value of approximately $256.7 million at December 31, 1998.

         During 1998, the Company assumed other non-recourse loans with outstanding balances of $30.7 million in conjunction with certain property acquisitions. The contractual interest rates on these loans range from 7.25 percent to 8.2 percent. Amortization with respect to this indebtedness is based on equal monthly installments based on 25 year amortization periods. These three loans mature in 2002, 2006 and 2021.

         The annual maturities of mortgages and loans payable, as of December 31, 1998, are summarized as follows:

                       YEAR ENDING                           AMOUNT
                       DECEMBER 31,                      (IN THOUSANDS)
                       ------------                      --------------
                       1999                                 $  3,269
                       2000                                    3,556
                       2001                                   95,869
                       2002                                   11,914
                       2003                                    4,355
                       Subsequent Years                      188,940
                                                            --------
                          Total                             $307,903
                                                            ========

4.       LEASES

         The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 1998, approximately 96 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

         The Company's leases are operating leases and expire at various dates through 2014. Minimum future rental revenues from leases in effect at December 31, 1998, determined without regard to renewal options, are summarized as follows:

                       YEAR ENDING                           AMOUNT
                       DECEMBER 31,                      (IN THOUSANDS)
                       ------------                      --------------
                       1999                                 $128,247
                       2000                                  107,770
                       2001                                   81,663
                       2002                                   61,446
                       2003                                   40,620
                       Subsequent Years                       87,856
                                                            --------
                          Total                             $507,602
                                                            ========

         The above minimum future rental revenue does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $4,724,000, $2,850,000 and $2,886,000 for the years 1998, 1997, and 1996, respectively.

         At December 31, 1998, annualized rental revenues totaled approximately $15,751,000 for the State of Florida, when all of its departments and agencies which lease space in the Company's buildings were combined.

5.        STOCK OPTIONS AND RIGHTS.

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

         1998 EQUITY AND CASH INCENTIVE PLAN. The Company's 1998 Equity and Cash Incentive Plan (the "1998 Plan") provides for the issuance of up to 1,000,000 shares of its common stock pursuant to the grant of awards under this plan which may include stock options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock and performance awards (in cash or stock or combinations thereof). Options granted pursuant to the 1998 Plan would expire ten years from the date of grant.

         INFORMATION CONCERNING OPTIONS GRANTED. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1998, 1997 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                    1998                1997                1996
                                                               --------------      --------------      --------------
Net income - As reported                                       $   29,602,000      $   21,204,000      $   10,501,000
           - Pro forma                                         $   27,688,000      $   19,355,000      $   10,139,000
Diluted earnings per share - As reported                       $         1.10      $         0.94      $         0.54
                           - Pro forma                         $         1.03      $         0.86      $         0.52

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                                    1998                1997                1996
                                                               --------------      --------------      --------------
         1988 PLAN
              Dividend yield                                           -                5.00%               5.00%
              Expected volatility                                      -               23.71%              28.09%
              Risk-free interest rates                                 -                5.94%               6.52%
              Expected lives (months)                                  -                  38                  61

                                                         1998        1997       1996
                                                      ---------    --------    --------
1993 PLAN, 1996 PLAN, 1998 PLAN AND OTHER
              Dividend yield                             6.50%       5.00%       5.00%
              Expected volatility                       20.29%      23.71%      24.17%
              Risk-free interest rates                   5.47%       6.11%       6.29%
              Expected lives (months)                      67          65          86

         A summary of the status of fixed stock option grants as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                1998                       1997                          1996
                                    -------------------------     ------------------------     ------------------------
                                                     WEIGHTED                     WEIGHTED                     WEIGHTED
                                                      AVERAGE                      AVERAGE                      AVERAGE
                                                     EXERCISE                     EXERCISE                     EXERCISE
                                       OPTIONS        PRICE        OPTIONS         PRICE        OPTIONS          PRICE
                                       -------       --------      -------       ---------      -------        --------
Outstanding - beginning of year       1,756,773       $11.98       1,928,959       $10.51       1,251,862       $ 7.04
   Granted                              934,000        21.05         171,392        18.80         923,981        14.39
   Exercised                           (170,556)        6.80        (335,261)        6.94        (146,268)        7.33
   Expired                                    0           --               0           --               0           --
   Forfeited                             (5,496)       19.81          (8,317)       14.85        (100,616)        7.69
                                     ----------                   ----------                   ----------       ------
Outstanding - end of year             2,514,721       $15.68       1,756,773       $11.98       1,928,959       $10.51
                                     ==========       ======      ==========       ======      ==========       ======

         The weighted average fair values of options granted during 1998, 1997 and 1996 were $2.71, $4.35 and $3.79 per option, respectively.

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                    EXERCISE                 OPTIONS                     OPTIONS           WEIGHTED AVERAGE
                     PRICE                 OUTSTANDING                 EXERCISABLE           REMAINING LIFE
                    --------               -----------                 -----------         ----------------
                                                                                                 (Months)
                  $  5.1250                   19,380                      19,380                    1
                     7.5000                  148,900                      67,636                   72
                     7.6250                  407,195                     286,683                   54
                     8.1250                    3,600                       1,200                   76
                    11.5000                  137,127                     107,013                   78
                    15.3750                  737,080                     330,580                   95
                    19.1250                   18,000                       3,600                   97
                    19.8125                  109,439                      45,423                  103
                    20.0000                  461,500                           0                  116
                    21.2500                   25,000                      25,000                  113
                    21.5625                   36,500                           0                  109
                    21.8750                  286,000                           0                  110
                    22.8125                  125,000                           0                  110
                                           ---------                    --------
                                           2,514,721                     886,515                   92
                                           =========                    ========                =====

         Remaining non-exercisable options as of December 31, 1998 become exercisable as follows:

                                                NUMBER
                         YEAR                 OF OPTIONS
                         ----                 ----------
                         1999                    574,918
                         2000                    479,648
                         2001                    368,440
                         2002                    104,400
                         2003                    100,800
                                               ---------
                                               1,628,206
                                               =========


         SHAREHOLDER RIGHTS PLAN. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 1998), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for a certain shareholder and its affiliates. See Note 2 for further discussion of this amendment.

 6.       STOCK INVESTMENT PLAN.

         The Company has a Monthly Stock Investment Plan (the "SIP") which provides for regular purchases of the Company's Shares by all employees and directors. The SIP provides for monthly payroll and directors' fees deductions up to $1,700 per month with the Company making monthly contributions for the account of each participant as follows: (i) 25 percent of amounts up to $50;
(ii) 20 percent of amounts between $50 and $100; and (iii) 15 percent of amounts between $100 and $1,700, which amounts are used by an unaffiliated Administrator to purchase Shares from the Company.

         The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totaled approximately $58,500, $59,300 and $36,700 for 1998, 1997 and 1996, respectively. Through December 31, 1998, 86,922 Shares have been issued under the SIP.

7.       EMPLOYEE BENEFIT PLANS.

         The Company has a 401(k) plan (the "401(k) Plan") which permits contributions by employees. For 1996, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (23,657 Shares which had a value of approximately $443,000 on December 31, 1996). The contribution for 1996 was made during January 1997. For 1997, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (9,197 Shares which had a value of approximately $202,000 on December 31, 1997). The contribution for 1997 was made during February 1998. For 1998, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (15,603 Shares which had a value of approximately $268,000 on December 31, 1998). The contribution for 1998 was made on February 18, 1999.

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

         Net periodic pension cost for the SERP for 1998, 1997 and 1996 was as follows (in thousands) :

                                                                                   1998         1997         1996
                                                                                   ----         ----         ----
           Service cost                                                           $  28       $   25        $  28
           Interest cost                                                            328          287          242
           Amortization of unrecognized prior service cost                          203          203          203
           Amortization of unrecognized net loss                                     67           41           16
                                                                                  -----       ------        -----
                  Total                                                           $ 626       $  556        $ 489
                                                                                  =====       ======        =====


         Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

                                                                                  1998         1997       1996
                                                                                  ----        -----      -------
           Discount rate                                                          7.5%         7.5%         7.5%
           Rate of increase in salary levels                                      5.0%         5.0%         5.0%

         The following table provides a reconciliation of benefit obligations, the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 1998 and 1997 (in thousands):

                                                                            1998           1997
                                                                           -------       -------
      Change in benefit obligation
         Benefit obligation at beginning of year                           $ 4,092       $ 3,496
         Service cost                                                           28            25
         Interest cost                                                         328           287
         Actuarial (gain)/loss                                                 339           390
         Benefits paid                                                        (106)         (106)
                                                                           -------       -------
         Benefit obligation at end of year                                   4,681         4,092
                                                                           =======       =======

      Change in plan assets
         Fair value of plan assets at beginning of year                          0             0
         Expected return on plan assets                                          0             0
         Employer contribution                                                 106           106
         Benefits paid                                                        (106)         (106)
                                                                           -------       -------
         Fair value of plan assets at end of year                                0             0
                                                                           =======       =======

      Funded status                                                         (4,681)       (4,092)
      Unrecognized prior service cost                                        1,888         2,090
      Unrecognized actuarial loss                                            1,106           834
                                                                           -------       -------
      Net amount recognized                                                 (1,687)       (1,168)
                                                                           =======       =======

      Amounts recognized in the statement of financial
         position consist of:
         Accrued benefit liability                                          (1,687)       (1,168)
         Additional minimum liability                                       (1,724)       (1,670)
         Intangible asset                                                    1,724         1,670
                                                                           -------       -------
         Net amount recognized                                             $(1,687)      $(1,168)
                                                                           =======       =======

8.       DIVIDENDS.

         During 1998 and 1997, the Company paid a total of $1.10 and $0.35 per share of dividends, respectively. The Company paid no dividends during the year ended December 31, 1996. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. During November 1998, the Company's Board of Directors declared a quarterly dividend of $0.30 per share payable on February 4, 1999, to shareholders of record on December 31, 1998.

9.       FEDERAL INCOME TAXES.

         The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. For the year ended December 31, 1998, the Company's taxable income prior to the dividends paid deduction was approximately $28,910,000 (which equals the Company's 1998 dividends paid deduction). The Company's taxable income/(loss) prior to the dividends paid deduction for the years ended December 31, 1997 and 1996 was approximately $7,473,000 and $(18,416,000), respectively. The difference between net income for financial reporting purposes and taxable income/loss results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards. At December 31, 1998, the net book basis of the Company's assets and liabilities exceeded the net tax basis of assets and liabilities in the amount of approximately $34 million.

         The Company utilized approximately $15,610,000 and $14,932,000 of net operating loss carryforwards to eliminate REIT taxable income for 1997 and 1996, respectively. The Company's net operating loss carryforward available to offset REIT taxable income for 1998 is approximately $6,921,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. For 1997 and 1996, the Company incurred alternative minimum taxes of approximately $603,000 and $324,000, respectively, and recorded a provision for alternative minimum taxes of approximately $560,000 for 1998.

10.      COMMITMENTS AND CONTINGENCIES.

         At December 31, 1998, the Company had commitments for the construction of buildings and improvements to existing buildings of approximately $18.8 million.

11.      PRO FORMA INFORMATION - SALE OF COMMON STOCK.

         The proceeds of the sale of one million Shares, on March 27, 1998, were used to retire approximately $15 million of debt, with an average interest rate of approximately 7.94%, and for general corporate purposes. Pro forma earnings per share information assuming that the sale of common stock had occurred on January 1, 1998 is as follows:

         Pro forma net income                         $ 29,794,000
         Pro forma earnings per share:
                     Basic                            $       1.12
                     Diluted                          $       1.10

12.      SUBSEQUENT EVENTS.

         During January 1999, the Company repurchased 54,000 Shares for approximately $852,000.

13.      INTERIM FINANCIAL INFORMATION (UNAUDITED).

         Selected quarterly information for the two years in the period ended December 31, 1998 is presented below (in thousands except per share amounts):

                                 TOTAL                                            DILUTED
                                 RENTAL           TOTAL             NET         EARNINGS PER
QUARTERS ENDED                  REVENUES         REVENUES         INCOME        COMMON SHARE
--------------                  --------         --------         ------       --------------
March 31, 1997                  $25,512          $26,943          $5,693          $.25
June 30, 1997                    26,508           27,937           5,008           .23
September 30, 1997 (1)           28,230           29,143           6,949           .31
December 31, 1997                29,251           29,966           3,554           .15
March 31, 1998                   30,335           31,417           7,664           .29
June 30, 1998                    32,384           33,658           6,961           .26
September 30, 1998               34,476           35,315           7,738           .29
December 31, 1998                36,468           37,692           7,239           .26

(1) The results for the quarter ended September 30, 1997 were affected by a gain from the sale of a land parcel, which totaled $2,057.

                                                                     SCHEDULE II


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                           ADDITIONS
                                                                   ----------------------------
                                                 BALANCE AT        CHARGED TO        CHARGED TO                       BALANCE AT
                                                BEGINNING OF       COSTS AND           OTHER                            END OF
DESCRIPTION                                        PERIOD           EXPENSES          ACCOUNTS    DEDUCTIONS            PERIOD
-----------                                     ------------       ----------        ----------   ----------          ----------
1998
----
Allowance for uncollectible accounts              $  250          $    300            $  0         $114(a)            $  436
                                                  ======          ========            ====         ====               ======
Valuation allowance - land held for sale          $  279          $      0            $  0         $  0               $  279
                                                  ======          ========            ====         ====               ======

1997
----
Allowance for uncollectible accounts              $  231          $    224            $  0         $205(a)            $  250
                                                  ======          ========            ====         ====               ======
Valuation allowance - land held for sale          $1,020          $   (679)           $  0         $ 62(b)            $  279
                                                  ======          ========            ====         ====               ======

1996
----
Allowance for uncollectible accounts              $  391          $     50            $  0         $210(a)            $  231
                                                  ======          ========            ====         ====               ======
Valuation allowance - land held for sale          $1,520          $      0            $  0         $500(b)            $1,020
                                                  ======          ========            ====         ====               ======



(a) Receivable balance which was determined to be uncollectible and written-off in the applicable year.

(b) Land parcel was sold for which valuation allowance had been recorded.

                                                                    SCHEDULE III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                              COSTS CAPITALIZED
                                                                  SUBSEQUENT
                                        INITIAL COST            TO ACQUISITION              TOTAL COST
                                     -------------------    ---------------------   ----------------------------      (d)
                                                 BLDGS &      IMPROVE   CARRYING               BLDGS &   (b)(c)     ACCUM.
CENTER/LOCATION                        LAND      IMPROV.      MENTS      COSTS      LAND       IMPROV.   TOTAL       DEPR.
---------------                      --------    -------     -------    --------   -------    -------   -------    -------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                   $ 13,075    $62,764     $10,029    $     0    $13,075    $72,793   $ 85,868   $ 17,923
  ATLANTA GWINNETT                      1,763     12,456         758          0      1,763     13,214     14,977        278
  ATLANTA PERIMETER                     2,785     18,407         360          0      2,785     18,767     21,552        624
  AUSTIN                                4,274     13,650       3,378          0      4,274     17,028     21,302      3,853
  BIRMINGHAM COLONNADE                  6,054     33,689         140          0      6,054     33,829     39,883        585
  BIRMINGHAM RETAIL                     5,055      6,479          30          0      5,055      6,509     11,564        114
  CHARLOTTE CARMEL                      3,170     22,904       2,288          0      3,170     25,192     28,362      1,945
  CHARLOTTE EAST                        5,788     25,078       3,958          0      5,788     29,036     34,824      6,476
  CHARLOTTE VANGUARD                    5,136     48,019          24          0      5,136     48,043     53,179        203
  EL PASO                               4,011     12,440       4,897          0      4,011     17,337     21,348      4,685
  GREENSBORO SOUTH                      6,384     38,700       5,276          0      6,384     43,976     50,360      9,505
  GREENSBORO WENDOVER                       0         11           0          0          0         11         11          7
  GREENVILLE PARK CENTRAL               1,237     12,377         311          0      1,237     12,688     13,925        587
  GREENVILLE ROPER MT.                  4,782     20,916       4,003          0      4,782     24,919     29,701      5,428
  JACKSONVILLE BAYMEADOWS              10,514     40,105       1,755          0     10,514     41,860     52,374      3,808
  JACKSONVILLE CENTRAL                  6,755     34,806       6,683          0      6,755     41,489     48,244     10,816
  JACKSONVILLE JTB                        479      2,837          (9)         0        479      2,828      3,307        192
  MEMPHIS GERMANTOWN                    7,017     32,211       3,339          0      7,017     35,550     42,567      6,544
  ORLANDO CENTRAL                       8,092     29,825       8,836          0      8,092     38,661     46,753     10,902
  ORLANDO UNIVERSITY                    2,900     12,218       1,118          0      2,900     13,336     16,236      2,669
  RICHMOND PARAGON                      1,422     15,144         316          0      1,422     15,460     16,882        386
  ST. PETERSBURG                        6,534     28,963       5,191          0      6,534     34,154     40,688      8,641
  SAN ANTONIO AIRPORT                   3,243     12,791         752          0      3,243     13,543     16,786        626
  SAN ANTONIO WEST                      9,638     29,649      10,055          0      9,638     39,704     49,342     11,399
  TALLAHASSEE                          10,624     59,536       9,282          0     10,624     68,818     79,442     14,451
  TULSA                                 6,315     17,134       4,715          0      6,315     21,849     28,164      5,340
                                     --------   --------    --------    -------   --------   --------   --------   --------
         SUBTOTALS                    137,047    643,109      87,485          0    137,047    730,594    867,641    127,987
   FURNITURE & EQUIPMENT                           3,578                                        3,578      3,578      1,695
   IMPROVEMENTS IN PROGRESS                                      964                              964        964
                                     --------   --------    --------    -------   --------   --------   --------   --------
      TOTAL OPERATING REAL ESTATE    $137,047   $646,687     $88,449    $     0   $137,047   $735,136   $872,183   $129,682
                                     --------   --------     -------    -------   --------   --------   --------   --------

                                           (a)
                                          MORT-           DATE         DEPRECIABLE
CENTER/LOCATION                           GAGES         ACQUIRED           LIFE
---------------                          ---------     -----------     -----------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                       $       0     1988 - 1993     3 - 40 YRS.
  ATLANTA GWINNETT                               0     1993 - 1998     3 - 39 YRS.
  ATLANTA PERIMETER                              0        1997         3 - 39 YRS.
  AUSTIN                                    16,576     1990 - 1993     3 - 40 YRS.
  BIRMINGHAM COLONNADE                           0        1998         3 - 39 YRS.
  BIRMINGHAM RETAIL                              0        1998         3 - 39 YRS.
  CHARLOTTE CARMEL                               0     1993 - 1998     3 - 40 YRS.
  CHARLOTTE EAST                                 0     1989 - 1993     3 - 40 YRS.
  CHARLOTTE VANGUARD                        22,129        1998         3 - 40 YRS.
  EL PASO                                    8,776     1990 - 1993     3 - 40 YRS.
  GREENSBORO SOUTH                               0     1988 - 1993     3 - 40 YRS.
  GREENSBORO WENDOVER                            0        1993              7 YRS.
  GREENVILLE PARK CENTRAL                        0        1997         3 - 39 YRS.
  GREENVILLE ROPER MT.                      10,726     1988 - 1998     3 - 40 YRS.
  JACKSONVILLE BAYMEADOWS                   26,815     1993 - 1998     3 - 40 YRS.
  JACKSONVILLE CENTRAL                           0     1989 - 1993     3 - 40 YRS.
  JACKSONVILLE JTB                               0        1997             39 YRS.
  MEMPHIS GERMANTOWN                        15,624     1988 - 1998     3 - 40 YRS.
  ORLANDO CENTRAL                           24,377     1988 - 1993     3 - 40 YRS.
  ORLANDO UNIVERSITY                             0     1990 - 1993     3 - 40 YRS.
  RICHMOND PARAGON                           8,365        1998         3 - 39 YRS.
  ST. PETERSBURG                            19,530     1988 - 1993     3 - 40 YRS.
  SAN ANTONIO AIRPORT                            0        1997         3 - 39 YRS.
  SAN ANTONIO WEST                          22,948     1990 - 1993     3 - 40 YRS.
  TALLAHASSEE                               40,037     1988 - 1997     3 - 40 YRS.
  TULSA                                          0     1990 - 1993     3 - 40 YRS.
                                         ---------
         SUBTOTALS                         215,903
   FURNITURE & EQUIPMENT                                               3 - 15 YRS.
   IMPROVEMENTS IN PROGRESS
                                         ---------
       TOTAL OPERATING REAL ESTATE       $ 215,903
                                         ---------


                                                                    SCHEDULE III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                            COSTS CAPITALIZED
                                               SUBSEQUENT
                            INITIAL COST      TO ACQUISITION          TOTAL COST
                         ------------------  ---------------  ---------------------------    (d)       (a)
                                    BLDGS &  IMPROVE CARRYING           BLDGS &   (b)(c)    ACCUM.    MORT-     DATE     DEPRECIABLE
CENTER/LOCATION            LAND     IMPROV.   MENTS   COSTS     LAND   IMPROV.    TOTAL     DEPR.     GAGES    ACQUIRED      LIFE
----------------         --------  --------  ------- -------- -------  -------   -------   -------   --------  --------  -----------
PROPERTIES UNDER
 CONSTRUCTION:
  ATLANTA CHAMBLEE       $    438  $    247  $     0  $   0   $    438 $    247  $    685  $      0  $      0
  ATLANTA GWINNETT              0       247        0      0          0      247       247         0         0
  BIRMINGHAM COLONNADE      2,232     2,268        0      0      2,232    2,268     4,500         0         0
  EL PASO                     100       392        0      0        100      392       492         0         0
  GREENSBORO WENDOVER         691     6,281        0      0        691    6,281     6,972         0         0
  JACKSONVILLE JTB          3,709     8,665        0      0      3,709    8,665    12,374         0         0
  MEMPHIS GERMANTOWN        1,455       608        0      0      1,455      608     2,063         0         0
  ORLANDO UNIVERSITY        1,263     5,061        0      0      1,263    5,061     6,324         0         0
   SAN ANTONIO WEST         1,430     7,538        0      0      1,430    7,538     8,968         0         0
   ST. PETERSBURG               0       255        0      0          0      255       255         0         0
                         --------  --------  -------  -----   -------- --------  --------  --------  --------
     TOTAL UNDER
      CONSTRUCTION         11,318    31,562        0      0     11,318   31,562    42,880         0         0
                         --------  --------  -------  -----   -------- --------  --------  --------  --------

UNIMPROVED LAND:
  ATLANTA GWINNETT          5,081         0        0      0      5,081        0     5,081         0         0    1993
  BIRMINGHAM COLONNADE      4,886         0        0      0      4,886        0     4,886         0         0    1998
  CHARLOTTE CARMEL            991         0        0      0        991        0       991         0         0    1993
  CHARLOTTE EAST              468         0        0      0        468        0       468         0         0    1993
  CHARLOTTE VANGUARD        1,516         0        0      0      1,516        0     1,516         0         0    1998
  COLUMBIA SPRING VALLEY       76         0        0      0         76        0        76         0         0    1993
  GREENSBORO WENDOVER         800         0        0      0        800        0       800         0         0    1993
  GREENVILLE PARK CENTRAL     438         0        0      0        438        0       438         0         0    1997
  JACKSONVILLE CENTRAL         95         0        0      0         95        0        95         0         0    1989
  JACKSONVILLE JTB          1,366         0        0      0      1,366        0     1,366         0         0    1998
  ORLANDO CENTRAL             808         0        0      0        808        0       808         0         0    1989
  ORLANDO UNIVERSITY        1,617         0        0      0      1,617        0     1,617         0         0    1993
  RICHMOND SOUTH              481         0        0      0        481        0       481         0         0    1993
  ST. PETERSBURG            1,301         0        0      0      1,301        0     1,301         0         0    1993
  TULSA                       611         0        0      0        611        0       611         0         0    1993
                         --------  --------  -------  -----   -------- --------  --------  --------  --------
     TOTAL UNIMPROVED
      LAND                 20,535         0        0      0     20,535        0    20,535         0         0
                         --------  --------  -------  -----   -------- --------  --------  --------  --------
            TOTAL        $168,900  $678,249  $88,449  $   0   $168,900 $766,698  $935,598  $129,682  $215,903
                         ========  ========  =======  =====   ======== ========  ========  ========  ========

                                                                    SCHEDULE III

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


(a) At December 31, 1998, the outstanding balance of mortgages payable was $215,903. In addition, the Company has a secured revolving credit facility with variable interest rates which is collaterialized by mortgages on a pool of buildings. At December 31, 1998, the outstanding balance of the secured revolving credit facility was $92,000.
(b) Aggregate cost basis for Federal income tax purposes was $965,009 at December 31, 1998.
(c) Reconciliation of total real estate carrying value for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                 1998                1997                  1996
                                                                               --------            --------             --------
                  Balance at beginning of year                                 $723,596            $613,093             $601,594
                      Acquisitions and construction                             191,472             102,524                1,058
                      Improvements                                               21,225              11,902               12,568
                      Transfer from/to other assets                                                                         (257)
                      Sale of unimproved land                                                        (4,287)              (1,250)
                      Sale or disposition operating real estate                    (695)                (15)                (620)
                      Recovery of loss - land parcels                                                   379
                                                                               --------            --------             --------
                  Balance at close of year                                     $935,598            $723,596             $613,093
                                                                               ========            ========             ========


(d) Reconciliation of accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                 1998                1997                  1996
                                                                               --------            ---------            --------
                  Balance at beginning of year                                 $104,700            $ 82,478             $ 62,845
                     Depreciation expense:
                       Operating real estate                                     25,146              21,795               19,538
                       Furniture and equipment                                      531                 440                  292
                     Sale or disposition of operating real estate                  (695)                (13)                (197)
                                                                               --------            --------             --------
                  Balance at close of year                                     $129,682            $104,700             $ 82,478
                                                                               ========            ========             ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "1999 Proxy Statement") and is incorporated herein by reference.

         The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

Victor A. Hughes, Jr. ................  Chairman of the Board, Chief Executive Officer and Director
James C. Teagle.......................  President, Chief Operating Officer and Director
David B. Hiley........................  Executive Vice President, Chief Financial Officer and Director
Robert N. Bridger.....................  Senior Vice President of Development
W. Lawrence Jenkins ..................  Vice President of Administration and Corporate Secretary
James L. Stephens.....................  Vice President and Chief Accounting Officer

         Mr. Hughes, age 63, was elected Chairman and Chief Executive Officer on June 21, 1996. He held the position of Chief Financial Officer of the Company from March 31, 1991 to April 1, 1998, and the position of President from August 22, 1995 to November 14, 1997. Mr. Hughes also held the position of Senior Vice President of the Company from May 20, 1991 to August 21, 1995. Mr. Hughes was elected to the Board of Directors of the Company on July 27, 1992.

         Mr. Teagle, age 57, was elected President on November 14, 1997, and has been Chief Operating Officer of the Company since June 21, 1996. He previously held the positions of Executive Vice President from June 21, 1996 to November 14, 1997, Senior Vice President from May 10, 1994 to June 21, 1996, and Vice President from December 21, 1993 to May 10, 1994. Mr. Teagle was elected to the Board of Directors of the Company on October 10, 1996.

         Mr. Hiley, age 60, was elected Executive Vice President and Chief Financial Officer of the Company on April 1, 1998. He was previously the Managing Director of Berkshire Capital Corporation (an investment banking services firm), and is a Director and former Senior Executive Vice President in charge of the Investment Banking Department of Thomson McKinnon Securities, Inc. (a securities broker-dealer), and a Director and former Executive Vice President of Thomson McKinnon, Inc. (a financial services holding company). Mr. Hiley was elected to the Board of Directors of the Company on April 28, 1993.

         Mr. Bridger, age 62, was elected Senior Vice President of Development on November 14, 1997. He had held the position of Vice President since May 10, 1994.

         Mr. Jenkins, age 55, has been the Corporate Secretary of the Company since December 21, 1993, and Vice President of the Company since May 10, 1994.

         Mr. Stephens, age 41, has been Vice President of the Company since May 7, 1996, and was the Treasurer of the Company from March 31, 1991 to May 7, 1996. He has served as Chief Accounting Officer of the Company since March 31, 1991.

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

         Except for the late reporting of the exercise of Stock Options to purchase shares by James L. Stephans and by Irvin H. Davis, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, the Company's executive officers and directors complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 1999 Proxy Statement (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 1999 Proxy Statement. The beneficial ownership of Common Stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 1999 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report.
            (2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 42 through 45 in this Form.
         (b)       Reports on Form 8-K:
                   On December 31, 1998, the Company filed a Form 8-K (dated October 22, 1998) reporting under Item 5, Other Events, an acquisition transaction completed on October 22, 1998 and providing under Item 7, Financial Statements and Exhibits, Statements of Revenues and Certain Expenses for the acquisition transaction.
         (c)       The following exhibits are filed as part of this report:

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
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

         1(a)              Underwriting Agreement dated March 24, 1998, between
                           Koger Equity, Inc. and Wheat, First Securities, Inc.
                           Incorporated by reference to Exhibit 1 of the Form
                           8-K, dated March 24, 1998, filed by the Registrant on March 30, 1998 (File No. 1-9997).

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

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         4(b)(1)(D)        Third Amendment to Rights Agreement, dated as of
                           October 10, 1996, between Koger Equity, Inc. and
                           First Union. Incorporated by reference to Exhibit 6
                           to an Amendment on Form 8-A/A, dated November 7,
                           1996, to a Registration Statement of the Registrant
                           on Form 8-A, dated October 3, 1990 (File No.
                           1-9997).
         4(b)(1)(E)        Fourth Amendment to Rights Agreement, dated as of
                           February 27, 1997, between Koger Equity, Inc. and
                           First Union. Incorporated by reference to Exhibit 8
                           to an Amendment on Form 8-A/A, dated March 17, 1997,
                           to a Registration Statement of the Registrant on
                           Form 8-A, dated October 3, 1990 (File No. 1-9997).
         4(b)(2)           Form of Common Stock Purchase Rights Certificate
                           (attached as Exhibit A to the Rights Agreement).
                           Pursuant to the Rights Agreement, printed Common
                           Stock Purchase Rights Certificates will not be
                           mailed until the Distribution Date (as defined in
                           the Rights Agreement).
         4(b)(3)           Summary of Common Stock Purchase Rights (attached as
                           Exhibit B to the Rights Agreement, Exhibit
                           4(b)(1)(A)).
         4(c)(1)           Warrant Agreement, dated as of December 21, 1993,
                           between the Company and First Union (the "Warrant
                           Agreement"). Incorporated by reference to Exhibit 2
                           to an Amendment on Form 8-A/A, dated December 21,
                           1993, to a Registration Statement on Form 8-A, dated
                           September 30, 1993 (File No. 1-9997).
         4(c)(2)           Form of a Common Share Purchase Warrant issued
                           pursuant to the Warrant Agreement. Incorporated by
                           reference to Exhibit 1 to an Amendment on Form
                           8-A/A, dated December 21, 1993, to a Registration
                           Statement on Form 8-A, dated September 30, 1993
                           (File No.
                           1-9997).
         10(a)(1)(A)       Koger Equity, Inc. Amended and Restated 1988 Stock
                           Option Plan. Incorporated by reference to Exhibit
                           10(e)(1)(A) of Form 10-Q filed by the Registrant for
                           the quarter ended June 30, 1992 (File No. 1-9997).
         10(a)(1)(B)       Form of Stock Option Agreement pursuant to Koger
                           Equity, Inc. Amended and Restated 1988 Stock Option
                           Plan. Incorporated by reference to Exhibit
                           10(e)(2)(A) of Form 10-Q filed by the Registrant for
                           the quarter ended June 30, 1992 (File No. 1-9997).
         10(a)(1)(C)       Form of Amendment to Stock Option Agreement
                           pursuant to Koger Equity, Inc. Amended and Restated
                           1988 Stock Option Plan. Incorporated by reference to
                           Exhibit 10(a)(1)(C) of Form 10-K filed by the
                           Registrant for the period ended December 31, 1996
                           (File No. 1-9997).
         10(a)(2)(A)       Koger Equity, Inc. 1993 Stock Option Plan.
                           Incorporated by reference to Exhibit II to
                           Registrant's Proxy Statement dated June 30, 1993
                           (File No. 1-9997).
         10(a)(2)(B)       Form of Stock Option Agreement pursuant to Koger
                           Equity, Inc. 1993 Stock Option Plan. Incorporated by
                           reference to Exhibit 10(e)(3)(B) of Form 10-K filed
                           by the Registrant for the period ended December 31,
                           1994 (File No. 1-9997).
         10(a)(2)(C)       Form of Amendment to Stock Option Agreement
                           pursuant to Koger Equity, Inc. 1993 Stock Option
                           Plan. Incorporated by reference to Exhibit
                           10(a)(2)(C) of Form 10-K filed by the Registrant for
                           the period ended December 31, 1996 (File No. 1-9997).
         10(a)(3)(A)       Koger Equity, Inc. 1996 Stock Option Plan.
                           Incorporated by reference to Exhibit 10(a)(3)(A) of
                           Form 10-K filed by the Registrant for the period
                           ended December 31, 1996 (File No. 1-9997).
         10(a)(3)(B)       Form of Stock Option Agreement pursuant to Koger
                           Equity, Inc. 1996 Stock Option Plan. Incorporated by
                           reference to Exhibit 10(a)(3)(B) of Form 10-K filed
                           by the Registrant for the period ended December 31,
                           1996 (File No. 1-9997).
         10(b)(1)          Shareholders Agreement, dated August 9, 1993, between
                           the Company and TCW Special Credits, a California
                           general partnership. Incorporated by reference to
                           Exhibit 10(o) of Form 10-K filed by the Registrant
                           for the period ended December 31, 1993 (File No.
                           1-9997).

         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------

         10(b)(2)             Registration Rights Agreement, dated as of August
                              9, 1993, between the Company and TCW Special
                              Credits, a California general partnership.
                              Incorporated by reference to Exhibit 10(p) of Form
                              10-K filed by the Registrant for the period ended
                              December 31, 1993 (File No. 1-9997).
         10(c)                License Agreement, dated as of July 28, 1995,
                              between Koger Equity, Inc. and Koger Realty
                              Services, Inc. Incorporated by reference to
                              Exhibit 10(v) of Form 10-Q filed by the Registrant
                              for the quarter ended June 30, 1995 (File No.
                              1-9997).
         10(d)(1)             Supplemental Executive Retirement Plan, dated as
                              of August 18, 1995 to be effective as of June 28,
                              1995. Incorporated by reference to Exhibit 10(w)
                              of Form 10-Q filed by the Registrant for the
                              quarter ended September 30, 1995 (File No.
                              1-9997).
         10(d)(2)             Amendment No. 1 to Supplemental Executive
                              Retirement Plan, effective June 21, 1996.
                              Incorporated by reference to Exhibit 10(d)(2) of
                              Form 10-K filed by the Registrant for the period
                              ended December 31, 1997 (File No. 1-9997).
         10(d)(3)             Amendment No. 2 to Supplemental Executive
                              Retirement Plan, effective May 19, 1998.*
         10(d)(4)             Amendment No. 3 to Supplemental Executive
                              Retirement Plan, effective May 19, 1998.*
         10(e)                Form of Indemnification Agreement between Koger
                              Equity, Inc. and its Directors and certain of its
                              officers. Incorporated by reference to Exhibit
                              10(x) of Form 10-K filed by the Registrant for the
                              year ended December 31, 1995 (File No. 1-9997).
         10(f)(1)             Amended and Restated Employment Agreement between
                              Koger Equity, Inc. and Victor A. Hughes, Jr.
                              effective as of April 1, 1998.*
         10(f)(2)             Amended and Restated Employment Agreement between
                              Koger Equity, Inc. and James C. Teagle, effective
                              as of April 1, 1998*.
         10(f)(3)             Employment Agreement between Koger Equity, Inc.
                              and David B. Hiley, effective as of April 1,
                              1998.*
         10(g)(1)(A)          Stock Purchase Agreement, dated as of October 10,
                              1996, between Koger Equity, Inc. and AP-KEI
                              Holdings, LLC, a Delaware limited liability
                              company. Incorporated by reference to Exhibit 7 to
                              an Amendment on Form 8-A/A, dated November 7,
                              1996, to a Registration Statement of the
                              Registrant on Form 8-A, dated October 3, 1990
                              (File No. 1-9997).
         10(g)(1)(B)          Registration Rights Agreement, dated as of October
                              10, 1996, between Koger Equity, Inc. and AP-KEI
                              Holdings, LLC, a Delaware limited liability
                              company. Incorporated by reference to Exhibit A of
                              the Stock Purchase Agreement, dated as of October
                              10, 1996, between Koger Equity, Inc. and AP-KEI
                              Holdings, LLC, which is Exhibit 7 to an Amendment
                              on Form 8-A/A, dated November 7, 1996, to a
                              Registration Statement on Form 8-A, dated October
                              3, 1990 (File No. 1-9997).
         10(g)(2)(A)          Amendment No. 1 to Stock Purchase Agreement, dated
                              as of February 27, 1997, between Koger Equity,
                              Inc. and AP-KEI Holdings, LLC. Incorporated by
                              reference to Exhibit 9 to an Amendment on Form
                              8-A/A, dated March 17, 1997, to a Registration
                              Statement of the Registrant on Form 8-A, dated
                              October 3, 1990 (File No. 1-9997).
         10(g)(2)(B)          Assignment and Assumption Agreement, dated as of
                              February 27, 1997, among and between Koger Equity,
                              Inc. and AP-KEI Holdings, LLC and AREIF II Realty
                              Trust, Inc. Incorporated by reference to Exhibit
                              10 to an Amendment on Form 8-A/A, dated March 17,
                              1997, to a Registration Statement of the
                              Registrant on Form 8-A, dated October 3, 1990
                              (File No. 1-9997).
         10(g)(3)             Purchase Agreement, dated December 12, 1997,
                              between Koger Equity, Inc. and AREIF II Realty
                              Trust, Inc. Incorporated by reference to Exhibit
                              10 of the Form 8-K, dated December 12, 1997, filed
                              by the Registrant on December 15, 1997 (File No.
                              1-9997).

         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------

         10(h)                Consulting Agreement, dated as of June 21, 1996,
                              between Koger Equity, Inc. and Irvin H. Davis.
                              Incorporated by reference to Exhibit 10(ab) of
                              Form 10-Q filed by the Registrant for the quarter
                              ended September 30, 1996 (File No. 1-9997).
         10(i)                Consulting Agreement, dated as of March 14, 1996,
                              between Koger Equity, Inc. and David B. Hiley.
                              Incorporated by reference to Exhibit 10(ac) of
                              Form 10-Q filed by the Registrant for the quarter
                              ended September 30, 1996 (File No. 1-9997).
         10(j)(1)             Loan Application, dated July 29, 1996, by Koger
                              Equity, Inc. to The Northwestern Mutual Life
                              Insurance Company. Incorporated by reference to
                              Exhibit 10(j)(1) on Form 8-K, dated December 16,
                              1996, filed by the Registrant on March 10, 1997
                              (File No. 1-9997).
         10(j)(2)(A)          Koger Equity, Inc. Tranche A Promissory Note,
                              dated December 16, 1996, in the principal amount
                              of $100,500,000 payable to The Northwestern Mutual
                              Life Insurance Company. Incorporated by reference
                              to Exhibit 10(j)(2)(A) on Form 8-K, dated December
                              16, 1996, filed by the Registrant on March 10,
                              1997 (File No. 1-9997).
         10(j)(2)(B)          Koger Equity, Inc. Tranche B Promissory Note,
                              dated December 16, 1996, in the principal amount
                              of $89,500,000 payable to The Northwestern Mutual
                              Life Insurance Company. Incorporated by reference
                              to Exhibit 10(j)(2)(B) on Form 8-K, dated December
                              16, 1996, filed by the Registrant on March 10,
                              1997 (File No. 1-9997).
         10(j)(3)(A)          Master Lien Instrument from Koger Equity, Inc. to
                              The Northwestern Mutual Life Insurance Company,
                              dated December 16, 1996, (1) with Mortgage and
                              Security Agreement for Duval, Leon, Orange and
                              Pinellas Counties, Florida and (2) with Deed of
                              Trust and Security Agreement for Greenville
                              County, South Carolina, Shelby County, Tennessee
                              and Bexar, El Paso and Travis Counties, Texas.
                              Incorporated by reference to Exhibit 10(j)(3)(A)
                              on Form 8-K, dated December 16, 1996, filed by the
                              Registrant on March 10, 1997 (File No. 1-9997).
         10(j)(3)(B)          Absolute Assignment of Leases and Rents from Koger
                              Equity, Inc. to The Northwestern Mutual Life
                              Insurance Company, dated December 16, 1996, for
                              Duval, Leon, Orange, and Pinellas Counties,
                              Florida, Greenville County, South Carolina, Shelby
                              County, Tennessee and Bexar, El Paso and Travis
                              Counties, Texas. Incorporated by reference to
                              Exhibit 10(j)(3)(B) on Form 8-K, dated December
                              16, 1996, filed by the Registrant on March 10,
                              1997 (File No. 1-9997).
         10(j)(4)             Environmental Indemnity Agreement, dated December
                              16, 1996, between Koger Equity, Inc. and The
                              Northwestern Mutual Life Insurance Company and
                              others. Incorporated by reference to Exhibit
                              10(j)(4) on Form 8-K, dated December 16, 1996,
                              filed by the Registrant on March 10, 1997 (File
                              No. 1-9997).
         10(j)(5)             Certificate of Borrower contained in letter, dated
                              December 16, 1996, from Koger Equity, Inc. to The
                              Northwestern Mutual Life Insurance Company.
                              Incorporated by reference to Exhibit 10(j)(5) on
                              Form 8-K, dated December 16, 1996, filed by the
                              Registrant on March 10, 1997 (File No. 1-9997).
         10(k)(1)             The Second Amended and Restated Revolving Credit
                              Loan Agreement dated as of December 30, 1998
                              between and among Koger Equity, Inc., and First
                              Union National Bank of Florida, AmSouth Bank,
                              Guaranty Federal Bank F.S.B., Citizens Bank of
                              Rhode Island and Compass Bank (the "Lenders").
                              Incorporated by reference to Exhibit 10(k)(1) on
                              Form 8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(2)(A)          The Substitution Revolving Promissory Note dated
                              December 30, 1998 issued by Koger Equity, Inc. to
                              First Union National Bank of Florida in the
                              principal amount of up to $45,000,000.
                              Incorporated by reference to Exhibit 10(k)(2)(a)
                              on Form 8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).


         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------
         10(k)(2)(B)          The Substitution Revolving Promissory Note dated
                              December 30, 1998 issued by Koger Equity, Inc. to
                              AmSouth Bank in the principal amount of up to
                              $35,000,000. Incorporated by reference to Exhibit
                              10(k)(2)(b) on Form 8-K, dated December 30, 1998,
                              filed by the Registrant on February 16, 1999 (File
                              No. 1-9997).
         10(k)(2)(C)          The Substitution Revolving Promissory Note dated
                              December 30, 1998 issued by Koger Equity, Inc. to
                              Guaranty Federal Bank F.S.B. in the principal
                              amount of up to $35,000,000. Incorporated by
                              reference to Exhibit 10(k)(2)(c) on Form 8-K,
                              dated December 30, 1998, filed by the Registrant
                              on February 16, 1999 (File No. 1-9997).
         10(k)(2)(D)          The Revolving Promissory Note, dated December 30,
                              1998, issued by Koger Equity, Inc. to Citizens
                              Bank of Rhode Island in the  principal  amount of
                              up to $20,000,000. Incorporated by reference to
                              Exhibit 10(k)(2)(d) on Form 8-K, dated December
                              30, 1998, filed by the Registrant on February 16,
                              1999 (File No. 1-9997).
         10(k)(2)(E)          The Revolving Promissory Note, dated December 30,
                              1998, issued by Koger Equity, Inc. to Compass Bank
                              in the principal amount of up to $15,000,000.
                              Incorporated by reference to Exhibit 10(k)(2)(e)
                              on Form 8-k, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(3)(A)          The Mortgage, Assignment of Leases and Rents, and
                              Security Agreement, dated as of December 30, 1998,
                              relating to that portion of the Collateral located
                              in the State of Alabama. Incorporated by reference
                              to Exhibit 10(k)(3)(a) on Form 8-K, dated December
                              30, 1998, filed by the Registrant on February 16,
                              1999 (File No. 1-9997).
         10(k)(3)(B)          The Assignment of Leases and Rents, dated as of
                              December 30, 1998, relating to that portion of the
                              Collateral located in the State of Alabama.
                              Incorporated by reference to Exhibit 10(k)(3)(b)
                              on Form 8-k, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(3)(C)          The Assignment of Contracts, Licenses and Permits,
                              dated as of December 30, 1998, relating to that
                              portion of the Collateral located in the State of
                              Alabama. Incorporated by reference to Exhibit
                              10(k)(3)(c) on Form 8-K, dated December 30, 1998,
                              filed by the Registrant on February 16, 1999 (File
                              No. 1-9997).
         10(k)(3)(D)          The Environmental  Indemnification Agreement,
                              dated as of December 30, 1998, relating to that
                              portion of the Collateral located in the State of
                              Alabama. Incorporated by reference to Exhibit
                              10(k)(3)(d) on Form 8-K, dated December 30, 1998,
                              filed by the Registrant on February 16, 1999 (File
                              No. 1-9997).
         10(k)(4)(A)(i)       The Second Amended and Restated Deed to Secure
                              Debt, Assignment of Leases and Rents, and Security
                              Agreement dated as of December 30, 1998 relating
                              to that portion of the Collateral located in
                              Dekalb County, State of Georgia granted by Koger
                              Equity, Inc. to, and in favour of, the Lenders.
                              Incorporated by reference to Exhibit
                              10(k)(4)(a)(i) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(4)(A)(ii)      The Amendment to Assignment of Leases and Rents
                              dated as of December 30, 1998 relating to that
                              portion of the Collateral located in Dekalb
                              County, State of Georgia granted by Koger Equity,
                              Inc. to, and in favour of, the Lenders.
                              Incorporated by reference to Exhibit
                              10(k)(4)(a)(ii) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(4)(A)(iii)     The Amendment to Environmental Indemnification
                              Agreement dated as of December 30, 1998 relating
                              to that portion of the Collateral located in
                              Dekalb County, State of Georgia between and among
                              Koger Equity, Inc. and the Lenders. Incorporated
                              by reference to Exhibit 10(k)(4)(a)(iii) on Form
                              8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).

         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------
         10(k)(4)(A)(iv)      The Amendment to Assignment of Contracts, Licenses
                              and Permits dated as of December 30, 1998 relating
                              to that portion of the Collateral located in
                              Dekalb County, State of Georgia from Koger Equity,
                              Inc. to, and in favour of, the Lenders.
                              Incorporated by reference to Exhibit
                              10(k)(4)(a)(iv) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(4)(B)(i)       The Deed to Secure Debt, Assignment of Leases and
                              Rents, and Security Agreement, dated as of
                              December 30, 1998, relating to that portion of the
                              Collateral located in Gwinnett County, State of
                              Georgia. Incorporated by reference to Exhibit
                              10(k)(3)(b)(i) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(4)(B)(ii)      The Assignment of Leases and Rents, dated as of
                              December 30, 1998, relating to that portion of the
                              Collateral located in Gwinnett County, State of
                              Georgia. Incorporated by reference to Exhibit
                              10(k)(4)(b)(ii) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(4)(B)(iii)     The Environmental Indemnification Agreement, dated
                              as of December 30, 1998, relating to that portion
                              of the Collateral located in Gwinnett County,
                              State of Georgia. Incorporated by reference to
                              Exhibit 10(k)(4)(b)(iii) on Form 8-K, dated
                              December 30, 1998, filed by the Registrant on
                              February 16, 1999 (File No. 1-9997).
         10(k)(4)(B)(iv)      The Amendment to Assignment of Contracts, Licenses
                              and Permits, dated as of December 30, 1998,
                              relating to that portion of the Collateral located
                              in Gwinnett County, State of Georgia. Incorporated
                              by reference to Exhibit 10(k)(4)(b)(iv) on Form
                              8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(5)(A)(i)       The Second Amended and Restated Deed of Trust,
                              Assignment of Leases and Rents and Security
                              Agreement, dated as of December 30, 1998, relating
                              to that portion of the Collateral located in
                              Guilford County, State of North Carolina granted
                              by Koger Equity, Inc. to, and in favour of, the
                              Lenders. Incorporated by reference to Exhibit
                              10(k)(5)(a)(i) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(5)(A)(ii)      The Amended and Restated Assignment of Leases and
                              Rents, dated as of December 30, 1998, relating to
                              that portion of the Collateral located in Guilford
                              County, State of North Carolina from Koger Equity,
                              Inc. to, and in favour of, the Lenders.
                              Incorporated by reference to Exhibit
                              10(k)(5)(a)(ii) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(5)(A)(iii)     The Amendment to Environmental Indemnification
                              Agreement, dated as of December 30, 1998, relating
                              to that portion of the Collateral located in both
                              Guilford and Mecklenburg Counties, State of North
                              Carolina between and among Koger Equity, Inc. and
                              the Lenders. Incorporated by reference to Exhibit
                              10(k)(5)(a)(iii) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(5)(A)(iv)      The Amendment to Assignment of Contracts, Licenses
                              and Permits, dated as of December 30, 1998,
                              relating to that portion of the Collateral located
                              in both Guilford and Mecklenburg Counties, State
                              of North Carolina from Koger Equity, Inc. to, and
                              in favour of, the Lenders. Incorporated by
                              reference to Exhibit 10(k)(5)(a)(iv) on Form 8-K,
                              dated December 30, 1998, filed by the Registrant
                              on February 16, 1999 (File No. 1-9997).
         10(k)(5)(B)(i)       The Amended and Restated Deed of Trust, Assignment
                              of Leases and Rents and Security Agreement, dated
                              as of December 30, 1998, relating to that portion
                              of the Collateral located in Mecklenburg County,
                              State of North Carolina granted by Koger Equity,
                              Inc. to, and in favour of, the Lenders.
                              Incorporated by reference to Exhibit
                              10(k)(5)(b)(i) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No 1-9997).

         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------
         10(k)(5)(B)(ii)      The Amended and Restated Assignment of Leases and
                              Rents, dated as of December 30, 1998, relating to
                              that portion of the collateral located in
                              Mecklenburg County, State of North Carolina.
                              Incorporated by reference to Exhibit
                              10(k)(5)(b)(ii) on Form 8-K, dated December 30,
                              1998, filed by the Registrant on February 16, 1999
                              (File No. 1-9997).
         10(k)(5)(B)(iii)     The Amended and Restated Mortgage, Assignment of
                              Leases and Rents and Security Agreement, dated as
                              of December 30, 1998, relating to that portion of
                              the Collateral located in the State of South
                              Carolina granted by Koger Equity, Inc. to, and in
                              favour of, the Lenders. Incorporated by reference
                              to Exhibit 10(k)(5)(b)(iii) on Form 8-K, dated
                              December 30, 1998, filed by the Registrant on
                              February 16, 1999 (File No. 1-9997).
         10(k)(6)(A)          The Amendment to Assignment of Leases and Rents,
                              dated as of December 30, 1998, relating to that
                              portion of the Collateral located in the State of
                              South Carolina from Koger Equity, Inc. to, and in
                              favour of, the Lenders. Incorporated by reference
                              to Exhibit 10(k)(6)(a) on Form 8-K, dated December
                              30, 1998, filed by the Registrant on February 16,
                              1999 (File No. 1-9997).
         10(k)(6)(B)          The Amendment to Environmental Indemnification
                              Agreement, dated as of December 30, 1998, relating
                              to that portion of the Collateral located in the
                              State of South Carolina among and between Koger
                              Equity, Inc. and the Lenders. Incorporated by
                              reference to Exhibit 10(k)(6)(b) on Form 8-K,
                              dated December 30, 1998, filed by the Registrant
                              on February 16, 1999 (File No. 1-9997).
         10(k)(6)(C)          The  Amendment to Assignment of Contracts,
                              Licenses and Permits, dated as of December 30,
                              1998, relating to that portion of the Collateral
                              located in the State of South  Carolina  among and
                              between Koger Equity,  Inc. and the Lenders.
                              Incorporated by reference to Exhibit 10(k)(6)(c)
                              on Form 8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(7)(A)          The Deed of Trust,  Assignment of Leases and
                              Rents, and Security Agreement, dated as of
                              December  30, 1998, relating to that portion of
                              the Collateral located in the State of Texas.
                              Incorporated by reference to Exhibit 10(k)(7)(a)
                              on Form 8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(7)(B)          The Assignment of Leases and Rents, dated as of
                              December 30, 1998, relating to that portion of the
                              Collateral located in the State of Texas.
                              Incorporated by reference to Exhibit 10(k)(7)(b)
                              on Form 8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(7)(C)          The Environmental  Indemnification Agreement,
                              dated as of December 30, 1998, relating to that
                              portion of the Collateral in the State of Texas.
                              Incorporated by reference to Exhibit 10(k)(7)(c)
                              on Form 8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(7)(D)          The Assignment of Contracts, Licenses and Permits,
                              dated as of December 30, 1998, relating to that
                              portion of the Collateral in the State of Texas.
                              Incorporated by reference to Exhibit 10(k)(7)(d)
                              on Form 8-K, dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         10(k)(8)             Unconditional Guaranty, dated December 30, 1998,
                              of Koger Real Estate Services, Inc. and Southeast
                              Properties Holding Corporation, Inc. both wholly
                              owned of Koger Equity, Inc. to perform and make
                              payments pursuant to the Second Amended and
                              Restated Revolving Credit Loan Agreement.
                              Incorporated by reference to Exhibit 10(k)(8) on
                              Form 8-K,  dated December 30, 1998, filed by the
                              Registrant on February 16, 1999 (File No. 1-9997).
         11                   Earnings Per Share Computations.*

         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------
         12                   Amended and Restated Agreement of Limited
                              Partnership of Koger-Vanguard Partners, L.P.,
                              dated as of October 22, 1998, between Koger
                              Equity, Inc. as General Partner and certain
                              persons as Limited Partners of Koger-Vanguard
                              Partners, L.P. Incorporated by reference to
                              Exhibit 12 on Form 8-K, dated October 22, 1998,
                              filed by the Registrant on December 31, 1998 (File
                              No. 1-9997).
         21                   Subsidiaries of the Registrant.*
         23                   Independent Auditors' Consent.*
         27                   Financial Data Schedule (for SEC use only).*


*Filed with this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOGER EQUITY, INC.

By:     Victor A. Hughes, Jr.
        -------------------------------------------------
        Victor A. Hughes, Jr.
        Chairman of the Board and Chief Executive Officer
Date:   March 23, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                              TITLE                            DATE
                Victor A. Hughes, Jr.                             Chairman of the Board and              March 23, 1999
-------------------------------------------------------            Chief Executive Officer
               (VICTOR A. HUGHES, JR.)

                 James C. Teagle                                       President, Chief                  March 23, 1999
------------------------------------------------------          Operating Officer and Director
                (JAMES C. TEAGLE)

                 David B. Hiley                                   Executive Vice President, Chief        March 23, 1999
------------------------------------------------------            Financial Officer and Director
                (DAVID B. HILEY)

                James L. Stephens                                  Vice President and Chief              March 23, 1999
------------------------------------------------------               Accounting Officer
               (JAMES L. STEPHENS)

                 D. Pike Aloian                                            Director                      March 23, 1999
------------------------------------------------------
                (D. PIKE ALOIAN)

               Benjamin C. Bishop                                          Director                      March 23, 1999
------------------------------------------------------
              (BENJAMIN C. BISHOP)

                 Irvin H. Davis                                            Director                      March 23, 1999
------------------------------------------------------
               (IRVIN H. DAVIS)

              John R. S. Jacobsson                                         Director                      March 23, 1999
------------------------------------------------------
             (JOHN R. S. JACOBSSON)

             G. Christian Lantzsch                                         Director                      March 23, 1999
------------------------------------------------------
            (G. CHRISTIAN LANTZSCH)

                William L. Mack                                            Director                      March 23, 1999
------------------------------------------------------
               (WILLIAM L. MACK)

                 Lee S. Neibart                                            Director                      March 23, 1999
------------------------------------------------------
               (LEE S. NEIBART)

               George F. Staudter                                          Director                      March 23, 1999
------------------------------------------------------
              (GEORGE F. STAUDTER)

               S. D. Stoneburner                                           Director                      March 23, 1999
------------------------------------------------------
              (S. D. STONEBURNER)