Form 10-Q
period 1999-03-31
KOGER EQUITY INC
filed 1999-05-14
CIK 835664

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 1999 or


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

               Class                     Outstanding at April 30, 1999
    Common Stock, $.01 par value                26,671,046 shares

                      KOGER EQUITY, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
            Independent Accountants' Report..................................         2

   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998..........................         3

            Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended
               March 31, 1999 and 1998.......................................         4

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Three Month Period
               Ended March 31, 1999..........................................         5

            Condensed Consolidated Statements of Cash Flows
               for the Three Month Periods Ended March 31, 1999 and 1998.....         6

            Notes to Condensed Consolidated Financial
               Statements for the Three Month Periods
               Ended March 31, 1999 and 1998.................................         7

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................         8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........        12

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................        12

   Item 5.  Other Information................................................        13

   Item 6.  Exhibits and Reports on Form 8-K.................................        15

   Signatures ...............................................................        16

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the related condensed consolidated statements of operations for the three month periods ended March 31, 1999 and 1998, the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 1999 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP
Jacksonville, Florida
April 30, 1999

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)


                                                           MARCH 31,        DECEMBER 31,
                                                              1999              1998
                                                           ---------        ------------
ASSETS
Real Estate Investments:
 Operating properties:
   Land                                                     $ 140,431         $ 137,047
   Buildings                                                  755,860           731,558
   Furniture and equipment                                      2,516             3,578
   Accumulated depreciation                                  (135,354)         (129,682)
                                                            ---------         ---------
    Operating properties - net                                763,453           742,501
 Properties under construction:
    Land                                                       10,728            11,318
    Buildings                                                  22,325            31,562
 Undeveloped land held for investment                          16,478            19,272
 Undeveloped land held for sale, net of allowance               1,263             1,263
Cash and temporary investments                                  5,084             4,827
Accounts receivable, net of allowance for
 uncollectible accounts of $399 and $436                        7,185             6,158
Investment in Koger Realty Services, Inc.                       2,197             1,661
Cost in excess of fair value of net assets acquired,
 net of accumulated amortization of $898 and $855               1,658             1,700
Other assets                                                   15,653            14,733
                                                            ---------         ---------
    TOTAL ASSETS                                            $ 846,024         $ 834,995
                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgages and loans payable                                $ 322,568         $ 307,903
 Accounts payable                                               7,757            12,139
 Accrued real estate taxes payable                              4,286             4,407
 Accrued liabilities - other                                    8,542             9,288
 Dividends payable                                              7,979             7,971
 Advance rents and security deposits                            6,037             5,432
                                                            ---------         ---------
    Total Liabilities                                         357,169           347,140
                                                            ---------         ---------

Minority interest                                              23,443            23,092
                                                            ---------         ---------
Commitments and Contingencies

Shareholders' equity:
 Common stock                                                     286               286
 Capital in excess of par value                               455,629           454,988
 Retained earnings                                             30,571            30,020
 Treasury stock, at cost                                      (21,074)          (20,531)
                                                            ---------         ---------
    Total Shareholders' Equity                                465,412           464,763
                                                            ---------         ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 846,024         $ 834,995
                                                            =========         =========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTH PERIOD
                                                             ENDED MARCH 31,
                                                          1999           1998
                                                        -------        -------
REVENUES
   Rental and other rental services                     $38,121        $30,335
   Management fees                                          590            485
   Interest                                                  48            183
   Income from Koger Realty Services, Inc.                  613            414
                                                        -------        -------
   Total revenues                                        39,372         31,417
                                                        -------        -------
EXPENSES
   Property operations                                   14,674         11,614
   Depreciation and amortization                          7,601          6,680
   Mortgage and loan interest                             5,564          3,282
   General and administrative                             1,721          1,501
   Direct cost of management fees                           440            299
   Undeveloped land costs                                    59             94
                                                        -------        -------
       Total expenses                                    30,059         23,470
                                                        -------        -------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST          9,313          7,947
Income taxes                                                212            283
                                                        -------        -------
INCOME BEFORE MINORITY INTEREST                           9,101          7,664
Minority interest                                           351
                                                        -------        -------
NET INCOME                                              $ 8,750        $ 7,664
                                                        =======        =======

EARNINGS PER SHARE:
   Basic                                                $  0.33        $  0.30
                                                        =======        =======
   Diluted                                              $  0.33        $  0.29
                                                        =======        =======

WEIGHTED AVERAGE SHARES:
   Basic                                                 26,582         25,504
                                                        =======        =======
   Diluted                                               26,884         26,279
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


                                          COMMON STOCK                                                            TOTAL
                                        ------------------     CAPITAL IN                  TREASURY STOCK         SHARE-
                                                     PAR       EXCESS OF     RETAINED      ---------------       HOLDERS'
                                        SHARES      VALUE      PAR VALUE     EARNINGS      SHARES     COST        EQUITY
                                        ------      -----      ---------     --------      ------     ----       --------
Balance, December 31, 1998              28,560      $ 286      $ 454,988     $ 30,020      1,989    $(20,531)    $464,763
Common stock sold                                                     48                      (7)         58          106
Treasury stock reissued                                              123                     (20)        162          285
Treasury stock purchased                                                                      54        (852)        (852)
401(k) Plan contribution                                             139                     (16)        129          268
Options exercised                          41                        331                       3         (40)         291
Dividends declared                                                            (7,979)                              (7,979)
Distributions to limited partners                                               (220)                                (220)
Net income                                                                     8,750                                8,750
                                        ------      -----      ---------    --------       -----    --------     --------
Balance, March 31, 1999                 28,601      $ 286      $ 455,629    $ 30,571       2,003    $(21,074)    $465,412
                                        ======      =====      =========    ========       =====    ========     ========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)


                                                                                 THREE MONTH PERIOD
                                                                                   ENDED MARCH 31,
                                                                                1999             1998
                                                                              --------         --------
OPERATING ACTIVITIES
   Net income                                                                 $  8,750         $  7,664
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                               7,601            6,680
     Income from Koger Realty Services, Inc.                                      (613)            (414)
     Provision for uncollectible accounts                                           60               56
     Minority interest                                                             351               --
     Gain on sale or disposition of assets                                          (4)              --
     Decrease in accounts payable, accrued
       liabilities and other liabilities                                        (4,025)          (3,284)
     Increase in receivables and other assets                                   (1,787)            (746)
                                                                              --------         --------
       Net cash provided by operating activities                                10,333            9,956
                                                                              --------         --------
INVESTING ACTIVITIES
   Property acquisitions                                                            --          (12,493)
   Building construction expenditures                                          (10,895)         (10,549)
   Tenant improvements to first generation space                                (1,090)            (137)
   Tenant improvements to existing properties                                   (2,564)          (1,571)
   Building improvements                                                          (513)            (282)
   Energy management improvements                                                   (3)              --
   Deferred tenant costs                                                          (728)            (413)
   Additions to furniture and equipment                                           (242)             (52)
   Dividends received from Koger Realty Services, Inc.                              77               76
   Proceeds from sale of assets                                                      7               --
                                                                              --------         --------
         Net cash used in investing activities                                 (15,951)         (25,421)
                                                                              --------         --------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                         225              589
   Proceeds from sales of common stock                                             106           20,229
   Proceeds from mortgages and loans                                            24,624           15,000
   Dividends paid                                                               (7,971)          (6,352)
   Distributions paid to limited partners                                         (220)              --
   Treasury stock purchased                                                       (852)              --
   Principal payments on mortgages and loans                                    (9,959)          (5,692)
   Financing costs                                                                 (78)            (105)
                                                                              --------         --------
        Net cash provided by financing activities                                5,875           23,669
                                                                              --------         --------
Net increase in cash and cash equivalents                                          257            8,204
Cash and cash equivalents - beginning of period                                  4,827           16,955
                                                                              --------         --------
Cash and cash equivalents - end of period                                     $  5,084         $ 25,159
                                                                              ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized        $  5,504         $  3,235
                                                                              ========         ========
   Cash paid during the period for income taxes                               $      0         $    260
                                                                              ========         ========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 1999 AND 1998
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

         1. BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc., its wholly-owned subsidiaries and Koger-Vanguard Partners, L.P. (the "Company"). All material intercompany transactions have been eliminated. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Certain 1998 amounts have been reclassified to conform with 1999 presentation.

         2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is totally self-administered and self-managed. Koger-Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner.

In addition to managing its own properties, KE, through certain related entities, provides property management services to third parties. In conjunction with Koger Real Estate Services, Inc. ("KRES"), a Florida corporation and a wholly-owned subsidiary of KE, KE manages 16 office buildings owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York.

         3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1998 and does not expect to have REIT taxable income during 1999, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $150,000 for alternative minimum tax for the three month period ended March 31, 1999. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the three month period ended March 31, 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999. During the three month period ended March 31, 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k)

Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. During January 1998, the Company assumed a mortgage loan with an outstanding balance of approximately $8,501,000 in conjunction with the acquisition of an office building.

         5. EARNINGS PER COMMON SHARE. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares (options) had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

         6. MORTGAGES AND LOANS PAYABLE. At March 31, 1999, the Company had $322,568,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

                      YEAR ENDING DECEMBER 31,
                         1999                               $   2,434
                         2000                                   3,556
                         2001                                 111,369
                         2002                                  11,914
                         2003                                   4,355
                         Subsequent Years                     188,940
                                                             --------
                               Total                        $ 322,568
                                                            =========

         7. DIVIDENDS. The Company paid a quarterly dividend of $0.30 per share on February 4, 1999, to shareholders of record on December 31, 1998. During the quarter ended March 31, 1999, the Company's Board of Directors declared a quarterly dividend of $0.30 per share payable on May 6, 1999 to shareholders of record on March 31, 1999. The Company currently expects that all dividends paid during 1999 will be treated as ordinary income for income tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $38,121,000 for the quarter ended March 31, 1999, compared to $30,335,000 for the quarter ended March 31, 1998. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in the rental revenues ($5,926,000) from the properties acquired and construction completed during 1998 and 1999. At March 31, 1999, the Company's buildings were on average 89 percent leased with an average rental rate of $16.09. Excluding the six buildings which were in the lease-up period at March 31, 1999, the remainder of the Company's buildings were on average 90 percent leased. At March 31, 1998, the Company's buildings were on average 92 percent leased with an average rental rate of $15.17.

Management fee revenues totaled $590,000 for the quarter ended March 31, 1999, compared to $485,000 for the quarter ended March 31, 1998. This increase was due primarily to an increase in the leasing fees earned under the management contract with Centoff. During March 1999, Centoff sold one of the centers for which the Company had provided property management services. The Company earned management fee revenues totaling $181,000 for the management and leasing of this property during the quarter ended March 31, 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. During the quarter ended March 31, 1999, the Company earned fees of $21,000 for the management of this building.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                               PERCENT OF
                                                              TOTAL RENTAL
                     PERIOD                  AMOUNT              REVENUES
          -----------------------         -----------          -----------
          March 31, 1999 - Quarter        $14,674,000              38.5%
          March 31, 1998 - Quarter        $11,614,000              38.3%

Property operations expense increased primarily due to (i) increase in accruals for real estate taxes and (ii) increases in property operations expense ($2,427,000) for the properties acquired and construction completed during 1998 and 1999.

Depreciation expense has been calculated on the straight line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $894,000 for the three month period ended March 31, 1999, compared to the same period last year, due to the properties acquired and construction completed during 1998 and 1999. Amortization expense increased $27,000 for the three month period ended March 31, 1999, compared to the same period last year, due primarily to deferred tenant costs which were incurred after March 31, 1998.

Interest expense increased by $2,282,000, during the three month period ended March 31, 1999, compared to the same period last year, primarily due to the increase in the average balance of mortgages and loans payable. At March 31, 1999, the weighted average interest rate on the Company's outstanding debt was approximately 7.6 percent.

General and administrative expenses for the three month periods ended March 31, 1999 and 1998, totaled $1,721,000 and $1,501,000, respectively, which is 0.7 percent and 0.8 percent (annualized), respectively, of average invested assets. This increase is primarily due to increases in (i) legal and other professional fees, (ii) accrual for supplemental executive retirement plan and (iii) franchise taxes.

Direct costs of management contracts increased $141,000 for the three month period ended March 31, 1999, compared to the same period last year, due to (i) increased costs associated with providing property management services for the Centoff management contract and (ii) costs associated with employee termination benefits ($50,000) related to the sale of one of the Centoff centers. During the quarter ended March 31, 1999, the Company incurred costs totaling $139,000 for the management and leasing of the property which was sold by Centoff.

Net income totaled $8,750,000 for the quarter ended March 31, 1999, compared to net income of $7,664,000 for the corresponding period of 1998. This improvement is due to the increase in rental revenues and income from Koger Realty Services, Inc. These items were partially offset by the increases in (i) property operations expense (ii) depreciation and amortization expense and
(iii) mortgage and loan interest expense.

LIQUIDITY AND CAPITAL RESOURCES.

       OPERATING ACTIVITIES - During the three months ended March 31, 1999, the Company generated approximately $10.3 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1999.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At March 31, 1999, leases representing approximately 15.2 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1999. This represents 831 leases for space in buildings located in 23 of the 25 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 1999, leases were renewed on approximately 70 percent of the Company's net rentable square feet which were scheduled to expire during the three month period. For those leases which renewed during the three months ended March 31, 1999, the average rental rate increased from $14.90 to $15.91. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 1999 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvements costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 20.5 percent of the Company's leased space at March 31, 1999, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

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

Due to the general uncertainty inherent in the Year 2000 Compliance issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and tenants, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company is exposed to the potential risk that its vendors and service providers may not be Year 2000 compliant. However, this risk is reduced by the availability of multiple vendors in the 15 cities in which the Company owns properties. Failures by utility vendors to provide regulated services would have the greatest impact on the Company's normal business operations. For this reason, the Company has requested information from each of its utility vendors concerning their Year 2000 readiness. Currently, the Company has received responses from substantially all of its utility vendors. All respondents have acknowledged that they are currently working on the problem and many have outlined their respective plans of implementation. The Company is exposed to the risk that its tenants could be impacted by the Year 2000 Compliance issue such that they would be unable to pay their rent on time. However, the Company has a diverse tenant base and its success is not closely tied to the success of any particular tenant. Also, the Company's leases with its tenants protect the Company in the event of tenant default and requires the payment of delinquent fees on late rental payments. The Company does not expect any adverse effects caused by its accounting and property management systems that would affect the Company's ability to meet its financial and reporting requirements.

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

       INVESTING ACTIVITIES - At March 31, 1999, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the three month period ended March 31, 1999, the Company's expenditures for improvements to existing properties increased $1,227,000 from the corresponding period of the prior year due to the increase in expenditures for tenant improvements and building improvements.

The Company has nine buildings under construction which will contain approximately 752,000 net rentable square feet. Expenditures for construction of these nine buildings are expected to total approximately $68.7 million, excluding land and tenant improvement costs.

       FINANCING ACTIVITIES - The Company has a $150 million secured revolving credit facility ($107.5 million of which was outstanding on March 31, 1999) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. At March 31, 1999, the Company had 64 office buildings, containing 2,412,600 net rentable square feet, which were unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $3.3 million over the next 12 months. Significant maturities of the Company's mortgages and loans payable do not begin to occur until 2001. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

The foregoing discussion contains forward-looking statements concerning 1999. The actual results of operations for 1999 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       INTEREST RATE RISK. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of March 31, 1999, the Company had $107.5 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1.075 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to each Koger Center or location at March 31, 1999, gross square feet, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                AVERAGE
                                                               NET                               ANNUAL
                                            GROSS            RENTABLE                           RENT PER
                                           SQUARE             SQUARE              PERCENT        SQUARE
KOGER CENTER/LOCATION                       FEET               FEET               LEASED(1)      FOOT (2)
----------------------------             ---------          ---------             ---------     ---------
Atlanta Chamblee                         1,114,700            912,100                97%        $   16.66
Atlanta Gwinnett(3)                        171,200            139,400                90%            19.05
Atlanta Perimeter                          184,000            151,600               100%            18.88
Austin                                     458,400            370,900               100%            19.90
Birmingham Colonnade                       326,300            279,300                96%            15.76
Birmingham Colonnade - Retail              112,600            112,600                95%            10.93
Charlotte Carmel(3)                        339,200            283,300                77%            18.31
Charlotte East                             574,800            468,900                80%            14.53
Charlotte Vanguard                         548,200            481,700                86%            11.76
El Paso                                    364,100            298,300                88%            15.78
Greensboro South                           749,200            610,700                74%            15.73
Greensboro Wendover(3)                      98,300             80,300                44%            18.82
Greenville Park Central                    161,700            134,000                92%            17.44
Greenville Roper Mt.                       431,000            350,900                94%            16.17
Jacksonville Baymeadows                    793,400            664,200                98%            15.51
Jacksonville Central                       828,200            666,000                85%            13.50
Jacksonville JTB                            29,600             23,000               100%            22.65
Memphis Germantown(3)                      478,900            392,700                95%            18.83
Orlando Central                            699,700            554,400                95%            15.58
Orlando University(3)                      270,400            222,300                96%            19.98
Richmond Paragon                           154,300            127,700                87%            19.40
San Antonio Airport                        258,800            200,100                85%            18.23
San Antonio West(3)                      1,102,200            906,800                82%            15.18
St. Petersburg                             625,700            509,000                88%            15.37
Tallahassee                                960,300            789,600                91%            18.25
Tulsa                                      581,100            476,400                88%            12.52
                                        ----------         ----------
   Total                                12,416,300         10,206,200
                                        ==========         ==========
Weighted Average - Total Company                                                     89%           $16.09
                                                                                  ======           ======
Weighted Average - Operational Buildings                                             90%           $15.95
                                                                                  ======           ======
Weighted Average - Buildings in Lease-up                                             67%           $19.58
                                                                                  ======           ======

(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of March 31, 1999 by (b) the net rentable square feet applicable to such total annualized rents.
(3)    Includes a building which is currently in the lease-up period.

(b)      The following schedule sets forth for all of the Company's buildings
         (i) the number of leases which will expire during the remainder of calendar year 1999 and calendar years 2000 through 2007, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases,
         (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on March 31, 1999 and on the terms of leases in effect as of March 31, 1999, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 70 percent of the Company's net rentable square feet which were scheduled to expire during the three month period ended March 31, 1999.

                                                      PERCENTAGE OF         AVERAGE                             PERCENTAGE
                                                       TOTAL SQUARE        ANNUAL RENT            TOTAL          OF TOTAL
                      NUMBER OF      NUMBER OF         FEET LEASED         PER SQUARE           ANNUALIZED      ANNUAL.RENTS
                        LEASES      SQUARE FEET       REPRESENTED BY       FOOT UNDER           RENTS UNDER    REPRESENTED BY
             PERIOD    EXPIRING       EXPIRING        EXPIRING LEASES    EXPIRING LEASES      EXPIRING LEASES  EXPIRING LEASES
             ------    --------       --------        ---------------    ---------------      ---------------  ---------------
             1999         831         1,427,091             15.7%            $15.52              $22,153,786          15.2%
             2000         644         1,540,986             17.0%             16.12               24,847,517          17.0%
             2001         538         1,867,492             20.6%             15.93               29,755,014          20.4%
             2002         227           956,712             10.5%             16.26               15,557,082          10.7%
             2003         220         1,429,918             15.8%             16.44               23,503,526          16.1%
             2004         149           802,827              8.9%             14.40               11,564,470           7.9%
             2005          21           130,036              1.4%             16.78                2,182,525           1.5%
             2006          13           229,339              2.5%             19.61                4,496,446           3.1%
             2007          10           276,393              3.0%             17.66                4,882,284           3.3%
             Other         16           417,587              4.6%             16.97                7,087,765           4.8%
                        -----         ---------            ------                               ------------         ------

             Total      2,669         9,078,381            100.0%            $16.09             $146,030,415         100.0%
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


                                                          THREE MONTH PERIOD
                                                             ENDED MARCH 31,
                                                       -------------------------
                                                         1999              1998
                                                       -------          --------
        Net Income                                     $  8,750         $  7,664
        Depreciation - real estate                        6,889            6,006
        Amortization - deferred tenant costs                386              332
        Amortization - goodwill                              42               42
        Minority interest                                   351                -
        Gain on sale or disposition of assets                (4)               -
                                                       --------         --------
           Funds from Operations                       $ 16,414         $ 14,044
                                                       ========         =======

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

           EXHIBIT
           NUMBER      DESCRIPTION
           ------      -----------
             11       Earnings Per Share Computations.
             15       Letter re: Unaudited interim financial information.
             27       Financial Data Schedule. (for SEC use only)

    (b)   Reports on Form 8-K
          There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   KOGER EQUITY, INC.
                                                       Registrant





                                                    [DAVID B. HILEY]
                                                --------------------------
                                                    DAVID B. HILEY
                                                EXECUTIVE VICE PRESIDENT
                                               AND CHIEF FINANCIAL OFFICER
Dated: May 11, 1999


                                                   [JAMES L. STEPHENS]
                                                --------------------------
                                                  JAMES L. STEPHENS
                                                   VICE PRESIDENT AND
                                                CHIEF ACCOUNTING OFFICER