Form 10-Q
period 1999-06-30
KOGER EQUITY INC
filed 1999-08-13
CIK 835664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1999 or

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

               Class                        Outstanding at July 30, 1999
     Common Stock, $.01 par value                26,718,030 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                         PAGE NO.

PART I.   FINANCIAL INFORMATION

         Independent Accountants' Report................................................................................    3

       Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            June 30, 1999 and December 31, 1998.........................................................................    4

         Condensed Consolidated Statements of Operations
            for the Three and Six Month Periods Ended
            June 30, 1999 and 1998......................................................................................    5

         Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Six Month Period
            Ended June 30, 1999.........................................................................................    6

         Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 1999 and 1998......................................................    7

         Notes to Condensed Consolidated Financial Statements
            for the Three and Six Month Periods Ended
            June 30, 1999 and 1998......................................................................................    8

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................................................   10

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................   13

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings.......................................................................................   14

       Item 4.  Submission of Matters to a Vote of Security Holders.....................................................   14

       Item 5.  Other Information.......................................................................................   15

       Item 6.  Exhibits and Reports on Form 8-K........................................................................   18

       Signatures.......................................................................................................   19

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 1999 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998, the condensed consolidated statement of changes in shareholders' equity for the six month period ended June 30, 1999 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE  LLP
Jacksonville, Florida
July 30, 1999

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            1999            1998
                                                                                         ---------      ------------

ASSETS
Real Estate Investments:
   Operating properties:
       Land                                                                              $ 140,431        $ 137,047
       Buildings                                                                           761,880          731,558
       Furniture and equipment                                                               2,846            3,578
       Accumulated depreciation                                                           (142,350)        (129,682)
                                                                                         ---------        ---------
         Operating properties - net                                                        762,807          742,501
    Properties under construction:
       Land                                                                                 10,728           11,318
       Buildings                                                                            39,446           31,562
   Undeveloped land held for investment                                                     16,502           19,272
   Undeveloped land held for sale, net of allowance                                          1,263            1,263
Cash and temporary investments                                                               5,403            4,827
Accounts receivable, net of allowance for uncollectible accounts of $395 and $436            9,041            6,158
Investment in Koger Realty Services, Inc.                                                    1,955            1,661
Cost in excess of fair value of net assets acquired, net of accumulated
     amortization of $940 and $855                                                           1,615            1,700
Other assets                                                                                14,629           14,733
                                                                                         ---------        ---------
    TOTAL ASSETS                                                                         $ 863,389        $ 834,995
                                                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                           $ 334,290        $ 307,903
   Accounts payable                                                                          7,109           12,139
   Accrued real estate taxes payable                                                         8,037            4,407
   Accrued liabilities - other                                                               8,943            9,288
   Dividends payable                                                                         9,351            7,971
   Advance rents and security deposits                                                       6,614            5,432
                                                                                         ---------        ---------
    Total Liabilities                                                                      374,344          347,140
                                                                                         ---------        ---------

Minority interest                                                                           23,768           23,092
                                                                                         ---------        ---------
Commitments and Contingencies

Shareholders' Equity:
   Common stock                                                                                287              286
   Capital in excess of par value                                                          456,945          454,988
   Retained earnings                                                                        29,057           30,020
   Treasury stock, at cost                                                                 (21,012)         (20,531)
                                                                                         ---------        ---------
    Total Shareholders' Equity                                                             465,277          464,763
                                                                                         ---------        ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 863,389        $ 834,995
                                                                                         =========        =========


See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTH PERIOD           SIX MONTH PERIOD
                                                           ENDED JUNE 30,              ENDED JUNE 30,
                                                         ------------------           ----------------
                                                        1999           1998          1999          1998
                                                       -------        -------       -------       -------

REVENUES
Rental and other rental services                       $39,062        $32,384       $77,183       $62,719
Management fees                                            504            706         1,094         1,191
Interest                                                    47            124            95           307
Income (Loss) from Koger Realty Services, Inc.            (167)           441           446           855
Gain on sale of assets                                       4              3             4             3
                                                       -------        -------       -------       -------
       Total revenues                                   39,450         33,658        78,822        65,075
                                                       -------        -------       -------       -------


EXPENSES
Property operations                                     15,294         13,213        29,968        24,827
Depreciation and amortization                            7,688          6,970        15,289        13,650
Mortgage and loan interest                               5,448          3,985        11,012         7,267
General and administrative                               2,333          1,756         4,054         3,257
Direct cost of management fees                             223            347           663           646
Undeveloped land costs                                      54             99           113           193
                                                       -------        -------       -------       -------
       Total expenses                                   31,040         26,370        61,099        49,840
                                                       -------        -------       -------       -------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         8,410          7,288        17,723        15,235
Income taxes                                               (39)           327           173           610
                                                       -------        -------       -------       -------
INCOME BEFORE MINORITY INTEREST                          8,449          6,961        17,550        14,625
Minority interest                                          325             --           676            --
                                                       -------        -------       -------       -------
NET INCOME                                             $ 8,124        $ 6,961       $16,874       $14,625
                                                       =======        =======       =======       =======

EARNINGS PER SHARE:
Basic                                                  $  0.30        $  0.26       $  0.63       $  0.56
                                                       =======        =======       =======       =======
Diluted                                                $  0.30        $  0.26       $  0.63       $  0.55
                                                       =======        =======       =======       =======

WEIGHTED AVERAGE SHARES:
Basic                                                   26,683         26,515        26,632        26,012
                                                       =======        =======       =======       =======
Diluted                                                 27,020         27,203        26,953        26,744
                                                       =======        =======       =======       =======




See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                        COMMON STOCK
                                     -------------------    CAPITAL IN                     TREASURY STOCK           TOTAL
                                                   PAR       EXCESS OF     RETAINED     --------------------    SHAREHOLDERS'
                                     SHARES       VALUE      PAR VALUE     EARNINGS     SHARES        COST         EQUITY
                                     ------      -------     ---------     --------     ------      --------    -------------

Balance, December 31, 1998           28,560      $   286      $454,988      $30,020      1,989      $(20,531)     $464,763
Common stock sold                                                   96                     (14)          120           216
Treasury stock reissued                                            123                     (20)          162           285
Treasury stock purchased                                                                    54          (852)         (852)
401(k) Plan contribution                                           139                     (16)          129           268
Restricted stock issued                  22
Options exercised                       130            1         1,599                       3           (40)        1,560
Dividends declared                                                          (17,330)                               (17,330)
Distributions to limited partners                                              (507)                                  (507)
Net income                                                                   16,874                                 16,874
                                     ------      -------      --------      -------     ------      --------      --------

Balance, June 30, 1999               28,712      $   287      $456,945      $29,057      1,996      $(21,012)     $465,277
                                     ======      =======      ========      =======     ======      ========      ========


See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                              SIX MONTH PERIOD
                                                                                ENDED JUNE 30,
                                                                          ------------------------
                                                                             1999           1998
                                                                             ----           ----

OPERATING ACTIVITIES
Net income                                                                $ 16,874        $ 14,625
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                        15,289          13,650
       Income from Koger Realty Services, Inc.                                (446)           (855)
       Provision for uncollectible accounts                                    120              38
       Minority interest                                                       676              --
       Gain on sale or disposition of assets                                    (4)             (3)
       Increase in accounts payable, accrued
         liabilities and other liabilities                                     126             785
       Increase in receivables and other assets                             (2,684)           (645)
                                                                          --------        --------
         Net cash provided by operating activities                          29,951          27,595
                                                                          --------        --------
INVESTING ACTIVITIES
     Property acquisitions                                                      --         (73,783)
     Building construction expenditures                                    (28,169)        (26,676)
     Tenant improvements to first generation space                          (2,717)         (1,833)
     Tenant improvements to existing properties                             (5,778)         (4,643)
     Building improvements                                                  (1,560)         (1,361)
     Energy management improvements                                             (6)             --
     Deferred tenant costs                                                  (1,288)           (957)
     Additions to furniture and equipment                                     (572)           (231)
     Dividends received from Koger Realty Services, Inc.                       152             228
     Proceeds from sales of assets                                               6               3
                                                                          --------        --------
         Net cash used in investing activities                             (39,932)       (109,253)
                                                                          --------        --------
FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                 1,424             688
     Proceeds from sales of common stock                                       216          20,318
     Proceeds from mortgages and loans                                      53,943          81,800
     Dividends paid                                                        (15,950)        (12,978)
     Distributions paid to limited partners                                   (507)             --
     Treasury stock purchased                                                 (852)             --
     Principal payments on mortgages and loans                             (27,556)        (23,363)
     Financing costs                                                          (161)           (122)
                                                                          --------        --------
         Net cash provided by financing activities                          10,557          66,343
                                                                          --------        --------
Net increase (decrease)  in cash and cash equivalents                          576         (15,315)
Cash and cash equivalents - beginning of period                              4,827          16,955
                                                                          --------        --------
Cash and cash equivalents - end of period                                 $  5,403        $  1,640
                                                                          ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest, net of amount capitalized       $ 10,938        $  7,187
                                                                          ========        ========
Cash paid during the period for income taxes                              $     94        $    887
                                                                          ========        ========



See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1999 AND 1998
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

         1. BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc., its wholly-owned subsidiaries and Koger - Vanguard Partners, L.P. (the "Company"). All material intercompany transactions have been eliminated. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Certain 1998 amounts have been reclassified to conform with 1999 presentations.

         2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is totally self-administered and self-managed. Koger - Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner.

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

         3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify, and has elected tax treatment, as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1998 and does not expect to have REIT taxable income during 1999, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $300,000 for alternative minimum tax for the six month period ended June 30, 1999. This provision has been partially offset by a refund of 1998 alternative minimum tax which totaled $250,000. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the six month period ended June 30, 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on

February 18, 1999. During the six month period ended June 30, 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. During January 1998, the Company assumed a mortgage loan with an outstanding balance of approximately $8,501,000 in conjunction with the acquisition of an office building.

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

         6. MORTGAGES AND LOANS PAYABLE. At June 30, 1999, the Company had $334,290,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are as follows (in thousands):

                      YEAR ENDING DECEMBER 31,
                      ------------------------

                               1999                                   $  1,915
                               2000                                      3,584
                               2001                                    123,892
                               2002                                     11,927
                               2003                                      4,385
                               Subsequent Years                        188,587
                                                                      --------
                                Total                                 $334,290
                                                                      ========


         7. DIVIDENDS. The Company paid a quarterly dividend of $0.30 per share on February 4, 1999, to shareholders of record on December 31, 1998. The Company paid a quarterly dividend of $0.30 per share on May 6, 1999, to shareholders of record on March 31, 1999. During the quarter ended June 30, 1999, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on August 5, 1999, to shareholders of record on June 30, 1999. The Company currently expects that all dividends paid during 1999 will be treated as ordinary income for income tax purposes.

         8. SUBSEQUENT EVENTS. During July 1999, the Company signed an agreement to sell the Jacksonville Central Center and the Charlotte East Center. The sale of these properties is expected to close during the quarter ending September 30, 1999. Selective information for these properties, as of June 30, 1999, is provided below:

                                                                           Jacksonville                Charlotte
                                                                              Central                     East
                                                                           ------------                ---------

         1.  Operating Properties
             A.   Number of buildings                                              31                         11
             B.   Gross square feet                                           828,200                    574,800
             C.   Net rentable square feet                                    666,000                    468,900
             D.   Percent leased                                                   85%                        79%
             E.   Net book value (in thousands)                              $ 36,928                   $ 27,736

         2.  Vacant Land
             A.   Acres                                                           1.4                        3.9
             B.   Book basis (in thousands)                                  $     95                   $    468

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

RESULTS OF OPERATIONS.

         Rental and other rental services revenues totaled $39,062,000 for the quarter ended June 30, 1999, compared to $32,384,000 for the quarter ended June 30, 1998. This increase in rental revenues resulted primarily from (i) increases in the Company's average rental rate and (ii) increases in rental revenues ($4,701,000) from the properties acquired and construction completed during 1998 and 1999. At June 30, 1999, the Company's buildings were on average 90 percent leased with an average rental rate of $16.31. Rental and other rental services revenues increased to $77,183,000 during the six month period ended June 30, 1999, compared to $62,719,000 during the same period last year. This increase resulted primarily from (i) increases in the Company's average rental rate and
(ii) increases in rental revenues ($10,627,000) from the properties acquired and construction completed during 1998 and 1999.

Management fee revenues totaled $504,000 for the quarter ended June 30, 1999, compared to $706,000 for the quarter ended June 30, 1998. This decrease was due primarily to the reduction in (i) construction management fees earned and (ii) fees earned under the management contract with Centoff. Management fee revenues decreased to $1,094,000 during the six month period ended June 30, 1999, compared to $1,191,000 during the same period last year, due to the reduction in construction management fees earned. During March 1999, Centoff sold one of the centers for which the Company had provided management services. The Company earned management fee revenues totaling $194,000 for the management and leasing of this property during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. The Company earned fees of $82,000 for the management of this building during 1999.

Income (loss) from Koger Realty Services, Inc. totaled $(167,000) for the quarter ended June 30, 1999, compared to $441,000 for the quarter ended June 30, 1998. This decrease was due primarily to the increased accrual for compensation expense related to a bonus plan which is based on KE's common stock price. For the six months ended June 30, 1999, income from Koger Realty Services, Inc. declined $409,000, compared to the same period last year, primarily due to (i) the increased accrual for compensation expense related to a bonus plan and (ii) an increase in general and administrative expenses.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                                       PERCENT OF TOTAL
                  PERIOD                                  AMOUNT        RENTAL REVENUES
                  ------                                  ------       ----------------

         June 30, 1999 -  Quarter                      $15,294,000            39.2%
         June 30, 1998 -  Quarter                       13,213,000            40.8%
         June 30, 1999 -  Six Months                    29,968,000            38.8%
         June 30, 1998 -  Six Months                    24,827,000            39.6%

Property operations expense increased primarily due to (i) increased accruals for real estate taxes, (ii) increased property management costs and (iii) increases in property operations expense ($1,860,000 and $4,287,000, respectively, for the three month and six month periods ended June 30, 1999) for the properties acquired and construction completed during 1998 and 1999.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $666,000 and $1,560,000, respectively, for the three and six month periods ended June 30, 1999, compared to the same periods last year, due to the properties acquired and construction completed during 1998 and 1999. Amortization expense increased $52,000 and $79,000, respectively, for the three and six month periods ended June 30, 1999, compared to the same periods last year, due primarily to deferred tenant costs which were incurred after June 30, 1998.

Interest expense increased by $1,463,000 and $3,745,000, respectively, during the three and six month periods ended June 30, 1999, compared to the same periods last year, primarily due to the increase in the average balance of mortgages and loans payable. At June 30, 1999, the weighted average interest rate on the Company's outstanding debt was approximately 7.7 percent.

General and administrative expenses for the three month periods ended June 30, 1999 and 1998, totaled $2,333,000 and $1,756,000, respectively, which is 1.0 percent and 0.9 percent (annualized) of average invested assets. This increase in general and administrative expenses was primarily due to increases in (i) compensation expense and certain employee benefit accruals, (ii) legal fees and
(iii) franchise taxes. General and administrative expenses for the six month periods ended June 30, 1999 and 1998, totaled $4,054,000 and $3,257,000, respectively, which is 0.9 percent and 0.8 percent (annualized) of average invested assets.

Direct costs of management contracts decreased $124,000 for the three month period ended June 30, 1999, compared to the same period last year, due to decreased costs associated with providing property management services for all management contracts. Compared to the prior year, direct costs of management contracts remained basically unchanged for the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company incurred costs totaling $138,000 for the management and leasing of the property which was sold by Centoff.

Net income totaled $8,124,000 for the quarter ended June 30, 1999, compared to net income of $6,961,000 for the corresponding period of 1998. This improvement is due primarily to the increase in rental revenues and the reduction in income tax expense. These items were partially offset by the increases in (i) property operations expense, (ii) depreciation and amortization expense, (iii) interest expense and (iv) general and administrative expense. Net income increased $2,249,000 during the six month period ended June 30, 1998, compared to the same period last year, due to the same items detailed above.

LIQUIDITY AND CAPITAL RESOURCES.

         OPERATING ACTIVITIES - During the six months ended June 30, 1999, the Company generated approximately $30 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1999.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At June 30, 1999, leases representing approximately 10.3 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1999. This represents 561 leases for space in buildings located in 23 of the 25 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 1999, leases were renewed on approximately 68 percent of the Company's net rentable square feet which were scheduled to expire during the six month period. For those leases which renewed during the six months ended June 30, 1999, the average rental rate increased from $14.78 to $ 17.55. Based upon the number of leases which will expire during 1999 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 20.9 percent of the Company's leased space at June 30, 1999, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. All significant accounting applications used by the Company are packaged software products licensed from various computer software companies. As of July 1999, all of the Company's significant accounting applications have been upgraded to either Windows-based software or versions of Dos-based software, which are Year 2000 compliant.

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

         INVESTING ACTIVITIES - At June 30, 1999, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the six month period ended June 30, 1999, the Company's expenditures for improvements to existing properties increased $1,340,000 from the corresponding period of the prior year primarily due to the increase in expenditures for tenant improvements.

The Company has nine buildings under construction which will contain approximately 752,000 net rentable square feet. Expenditures for construction of these nine buildings are expected to total approximately $69.9 million, excluding land and tenant improvement costs.

         FINANCING ACTIVITIES - The Company has a $150 million secured revolving credit facility ($120 million of which was outstanding on June 30, 1999) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. At June 30, 1999, the Company had 64 office buildings, containing 2,412,600 net rentable square feet, which were unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $3.7 million over the next 12 months. Significant maturities of the Company's remaining mortgages and loans payable do not begin to occur until 2001. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

The foregoing discussion contains forward-looking statements concerning 1999. The actual results of operations for 1999 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of June 30, 1999, the Company had $120 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1.2 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)   The Company held its 1999 Annual Meeting of Shareholders on May 20,
         1999.
   (b)   Not Applicable.
   (c) At the Company's 1999 Annual Meeting of Shareholders in addition to the election of directors, the following matter was considered, voted upon and approved:

         To amend the Company's Articles of Incorporation to provide that actions of shareholders may only be accomplished at a shareholders meeting and not by written consent:

         SHARES VOTED FOR:       13,251,105
         SHARES VOTED AGAINST:    7,686,625
         SHARES ABSTAINED:           40,642
         BROKER NON-VOTE:         2,968,847

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to each Koger Center or location at June 30, 1999, gross square feet, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.

                                                                                                                         AVERAGE
                                                                                                                          ANNUAL
                                                                                      NET                                RENT PER
                                                               GROSS               RENTABLE              PERCENT          SQUARE
KOGER CENTER/ LOCATION                                      SQUARE FEET           SQUARE FEET           LEASED(1)        FOOT(2)
----------------------                                      -----------           -----------           ---------        --------

Atlanta Chamblee                                              1,114,700              912,100               99%            $17.39
Atlanta Gwinnett(3)                                             171,200              139,400               90%             18.98
Atlanta Perimeter                                               184,000              151,600              100%             18.58
Austin                                                          458,400              370,900              100%             20.26
Birmingham Colonnade                                            326,300              279,300               98%             15.91
Birmingham Colonnade-Retail                                     112,600              112,600               90%             11.69
Charlotte Carmel(3)                                             339,200              283,300               88%             18.50
Charlotte East                                                  574,800              468,900               79%             14.72
Charlotte Vanguard                                              548,200              481,700               89%             11.69
El Paso                                                         364,100              298,300               88%             15.87
Greensboro South                                                749,200              610,700               81%             15.97
Greensboro Wendover(3)                                           98,300               80,300               44%             18.82
Greenville Park Central                                         161,700              134,000               94%             17.70
Greenville Roper Mt.                                            431,000              350,900               96%             17.08
Jacksonville Baymeadows                                         793,400              664,200               98%             15.50
Jacksonville Central                                            828,200              666,000               85%             13.56
Jacksonville JTB                                                 29,600               23,000              100%             22.65
Memphis Germantown(3)                                           478,900              392,700               94%             18.93
Orlando Central                                                 699,700              554,400               96%             15.78
Orlando University                                              270,400              222,300               89%             19.47
Richmond Paragon                                                154,300              127,700               90%             19.59
San Antonio Airport                                             258,800              200,100               86%             18.47
San Antonio West(3)                                           1,102,200              906,800               84%             15.61
St. Petersburg                                                  625,700              509,000               90%             15.52
Tallahassee                                                     960,300              789,600               95%             18.21
Tulsa                                                           581,100              476,400               87%             12.75
                                                             ----------           ----------
   Total                                                     12,416,300           10,206,200
                                                             ==========           ==========
Weighted Average - Total Company                                                                           90%            $16.31
                                                                                                          ===             ======
Weighted Average - Operational Buildings                                                                   91%            $16.21
                                                                                                          ===             ======
Weighted Average -  Buildings in Lease-up                                                                  69%            $19.48
                                                                                                          ===             ======


(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of June 30, 1999 by (b) the net rentable square feet applicable to such total annualized rents.
(3)      Includes a building which is currently in the lease-up period.

(b)      The following schedule sets forth for all of the Company's buildings
         (i) the number of leases which will expire during the remainder of calendar year 1999 and calendar years 2000 through 2007, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases,
         (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on June 30, 1999 and on the terms of leases in effect as of June 30, 1999, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 68 percent of the Company's net rentable square feet which were scheduled to expire during the six month period ended June 30, 1999.

                                      PERCENTAGE OF        AVERAGE                           PERCENTAGE
                                      TOTAL SQUARE       ANNUAL RENT          TOTAL           OF TOTAL
         NUMBER OF     NUMBER OF       FEET LEASED       PER SQUARE        ANNUALIZED       ANNUAL RENTS
           LEASES     SQUARE FEET    REPRESENTED BY      FOOT UNDER        RENTS UNDER     REPRESENTED BY
PERIOD    EXPIRING     EXPIRING      EXPIRING LEASES   EXPIRING LEASES   EXPIRING LEASES   EXPIRING LEASES
------   ---------    -----------    ---------------   ---------------   ---------------   ---------------

1999         561         995,847          10.8%          $   15.52         $ 15,451,167          10.3%
2000         772       1,647,844          17.9%              16.22           26,729,949          17.8%
2001         546       1,887,085          20.5%              16.12           30,423,345          20.2%
2002         305       1,079,593          11.7%              16.45           17,763,117          11.8%
2003         228       1,424,359          15.4%              16.56           23,583,426          15.7%
2004         193       1,035,452          11.2%              15.09           15,628,311          10.4%
2005          21         130,036           1.4%              16.95            2,204,548           1.5%
2006          13         229,339           2.5%              19.61            4,496,446           3.0%
2007           9         275,213           3.0%              17.78            4,892,058           3.2%
OTHER         22         515,679           5.6%              17.94            9,253,233           6.1%
           -----       ---------         -----                             ------------         -----
 TOTAL     2,670       9,220,447         100.0%          $   16.31         $150,425,600         100.0%
           =====       =========         =====           =========         ============         =====


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

                                                Three Month Period              Six Month Period
                                                  Ended June 30,                   Ended June
                                               ---------------------        ------------------------
                                                1999          1998            1999            1998
                                               -------       -------        --------        --------

Net Income                                     $ 8,124       $  6,961        $ 16,874        $ 14,625
Depreciation - real estate                       6,914          6,254          13,803          12,260
Amortization - deferred tenant costs               442            363             828             695
Amortization - goodwill                             43             43              85              85
Minority interest                                  325             --             676              --
Gain on sale or disposition of assets               --             (3)             (4)             (3)
                                               -------       --------        --------        --------
      Funds from Operations                    $15,848       $ 13,618        $ 32,262        $ 27,662
                                               =======       ========        ========        ========

(d) If a shareholder intends to present a proposal for action at the 2000 Annual Meeting and wishes to have such proposal considered for inclusion in the Company's proxy materials in reliance on Rule 14a-8 under the Securities Exchange Act of 1934, the proposal must be submitted in writing and received by the Company by December 19, 1999. Such proposals must also meet the other requirements of the rules of the Securities and Exchange Commission relating to shareholders' proposals.

         The by-laws of the Company establish an advance notice procedure with regard to certain matters, including shareholder proposals and nominations of individuals for election to the Board of Directors in order for such matters to be presented at a shareholder's meeting, which is outside Rule 14a-8. In general, such notice of a shareholder proposal or a director nomination for a shareholders' meeting must be received by the Company not less than 70 days, nor more than 90 days before the date of the annual meeting and must contain specified information and conform to certain requirements, as set forth in the by-laws. If the presiding officer at any shareholders' meeting determines that a shareholder proposal or director nomination was not made in accordance with the by-laws, the Company may disregard such proposal or nomination. In order for a notice by a shareholder to the Company to be timely in regard to (i) a matter which a shareholder desires to be considered at the meeting or (ii) the nomination at the meeting of a person to the Company's Board of Directors by a shareholder, the notice must be received not later than March 10, 2000 nor prior to February 18, 2000.

         In addition, if a shareholder submits a proposal outside of Rule 14a-8 for the 2000 Annual Meeting, and the proposal fails to comply with the advance notice procedure prescribed by the by-laws, then the Company's proxy may confer discretionary authority on the persons who have been appointed as proxies on behalf of management to vote on the proposal. Proposals and nominations should be addressed to the Corporate Secretary of the Company, W. Lawrence Jenkins, Koger Equity, Inc., Post Office Box 58120, Jacksonville, Florida 32241-8120.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

          EXHIBIT
           NUMBER       DESCRIPTION
          -------       -----------

            3(a)(1)     Articles of Amendment and Restatement of the Articles of Incorporation of Koger Equity, Inc.,
                        dated May 20, 1999.
            3(b)        Koger Equity, Inc. By-Laws, as Amended and Restated on May 20, 1999.
           10(a)        Form of Koger Equity, Inc. Restricted Stock Award effective as of May 1, 1999.
           10(b)        Amended and Restated Supplemental Executive Retirement Plan, effective as of May 20, 1999.
           10(c)        Change of Control Agreement between Koger Equity, Inc. and Victor A. Hughes, Jr., effective as of
                        May 20, 1999.
           10(d)        Change of Control Agreement between Koger Equity, Inc. and James C. Teagle, effective as of May 20,
                        1999.
           10(e)        Change of Control Agreement between Koger Equity, Inc. and David B. Hiley, effective as of May 20,
                        1999.
           11           Earnings Per Share Computations.
           15           Letter re: Unaudited interim financial information.
           27           Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K
         On February 16, 1999, the Company filed a Form 8-K (dated December 30,
         1998) reporting under Item 5, Other Events, that the Company had increased its secured revolving credit facility to $150 million with First Union National Bank, AmSouth Bank, Guaranty Federal Bank F.S.B., Citizens Bank of Rhode Island and Compass Bank and providing under Item 7, Financial Statements and Exhibits, copies of the loan documents evidencing the $150 million secured revolving credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                       KOGER EQUITY, INC.
                                                           Registrant


                                                         (DAVID B. HILEY)
                                                  ------------------------------
                                                          DAVID B. HILEY
                                                  EXECUTIVE VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER


Dated: August  11, 1999


                                                        (JAMES L. STEPHENS)
                                                  ------------------------------
                                                         JAMES L. STEPHENS
                                                        VICE PRESIDENT AND
                                                     CHIEF ACCOUNTING OFFICER