Form 10-Q
period 1999-09-30
KOGER EQUITY INC
filed 1999-11-12
CIK 835664

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1999 or

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

               Class                       Outstanding at October 31, 1999
     Common Stock, $.01 par value                 26,758,408 shares

                      KOGER EQUITY, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                            PAGE NO.
PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report.............................................................        2

    Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets
               September 30, 1999 and December 31, 1998.................................................        3

            Condensed Consolidated Statements of Operations
               for the Three and Nine Month Periods Ended
               September 30, 1999 and 1998..............................................................        4

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Nine Month Period
               Ended September 30, 1999.................................................................        5

            Condensed Consolidated Statements of Cash Flows
               for the Nine Month Periods Ended September 30, 1999 and 1998.............................        6

            Notes to Condensed Consolidated Financial
               Statements for the Three and Nine Month Periods
               Ended September 30, 1999 and 1998........................................................        7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................................        8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................       12

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings..........................................................................       13

    Item 5.  Other Information..........................................................................       14

    Item 6.  Exhibits and Reports on Form 8-K...........................................................       16

    Signatures    ......................................................................................       17

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998, the condensed consolidated statement of changes in shareholders' equity for the nine month period ended September 30, 1999 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE LLP
Jacksonville, Florida
November 1, 1999

                         PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      KOGER EQUITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)


                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1999             1998
                                                        -------------    ------------

ASSETS
Real Estate Investments:
    Operating properties:
       Land                                               $ 129,079       $ 137,047
       Buildings                                            706,867         731,558
       Furniture and equipment                                2,886           3,578
       Accumulated depreciation                            (129,569)       (129,682)
                                                          ---------       ---------
          Operating properties - net                        709,263         742,501
    Properties under construction:
       Land                                                  10,692          11,318
       Buildings                                             42,516          31,562
    Undeveloped land held for investment                     16,034          19,272
    Undeveloped land held for sale                            1,103           1,263
Cash and temporary investments                               34,511           4,827
Accounts receivable, net of allowance for
    uncollectible accounts of $390 and $436                   9,238           6,158
Investment in Koger Realty Services, Inc.                     2,213           1,661
Cost in excess of fair value of net assets acquired,
    net of accumulated amortization of $983 and $855          1,573           1,700
Other assets                                                 13,476          14,733
                                                          ---------       ---------
       TOTAL ASSETS                                       $ 840,619       $ 834,995
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Mortgages and loans payable                           $ 305,992       $ 307,903
    Accounts payable                                          8,595          12,139
    Accrued real estate taxes payable                         9,850           4,407
    Accrued liabilities - other                               9,397           9,288
    Dividends payable                                         9,360           7,971
    Advance rents and security deposits                       5,892           5,432
                                                          ---------       ---------
       Total Liabilities                                    349,086         347,140
                                                          ---------       ---------

Minority interest                                            24,018          23,092
                                                          ---------       ---------
Commitments and Contingencies

Shareholders' Equity:
    Common stock                                                287             286
    Capital in excess of par value                          457,236         454,988
    Retained earnings                                        30,948          30,020
    Treasury stock, at cost                                 (20,956)        (20,531)
                                                          ---------       ---------
       Total Shareholders' Equity                           467,515         464,763
                                                          ---------       ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 840,619       $ 834,995
                                                          =========       =========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         THREE MONTH PERIOD          NINE MONTH PERIOD
                                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       ----------------------      ----------------------
                                                         1999           1998         1999          1998
                                                       --------       -------      --------      --------

REVENUES
    Rental and other rental services                   $ 39,157       $34,476      $116,340      $ 97,195
    Management fees                                         641           547         1,735         1,738
    Interest                                                189            85           284           392
    Income from Koger Realty Services, Inc.                 471           207           917         1,062
                                                       --------       -------      --------      --------
      Total revenues                                     40,458        35,315       119,276       100,387
                                                       --------       -------      --------      --------

EXPENSES
    Property operations                                  16,272        14,370        46,240        39,197
    Depreciation and amortization                         8,445         6,766        23,734        20,416
    Mortgage and loan interest                            5,301         4,251        16,313        11,518
    General and administrative                            2,192         1,620         6,246         4,877
    Direct cost of management fees                          374           326         1,037           972
    Other                                                    54            87           167           280
                                                       --------       -------      --------      --------
      Total expenses                                     32,638        27,420        93,737        77,260
                                                       --------       -------      --------      --------

INCOME BEFORE GAIN ON SALE OR DISPOSITION
   OF ASSETS, INCOME TAXES AND MINORITY INTEREST          7,820         7,895        25,539        23,127
Gain on sale or disposition of assets                     3,861             3         3,865             6
                                                       --------       -------      --------      --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         11,681         7,898        29,404        23,133
Income taxes                                               (107)          160            66           770
                                                       --------       -------      --------      --------
INCOME BEFORE MINORITY INTEREST                          11,788         7,738        29,338        22,363
Minority interest                                           250            --           926            --
                                                       --------       -------      --------      --------
NET INCOME                                             $ 11,538       $ 7,738      $ 28,412      $ 22,363
                                                       ========       =======      ========      ========

EARNINGS PER SHARE:
    Basic                                              $   0.43       $  0.29      $   1.07      $   0.85
                                                       ========       =======      ========      ========
    Diluted                                            $   0.43       $  0.29      $   1.05      $   0.83
                                                       ========       =======      ========      ========

WEIGHTED AVERAGE SHARES:
    Basic                                                26,725        26,566        26,664        26,199
                                                       ========       =======      ========      ========
    Diluted                                              27,101        27,114        27,003        26,869
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



                                                COMMON STOCK                                                           TOTAL
                                             -----------------    CAPITAL IN                  TREASURY STOCK          SHARE-
                                                          PAR     EXCESS OF   RETAINED     -----------------------    HOLDERS'
                                             SHARES      VALUE    PAR VALUE   EARNINGS     SHARES           COST       EQUITY
                                             ------      -----    ----------  --------     ------         --------    --------
Balance, December 31, 1998                   28,560      $286     $454,988    $ 30,020      1,989         $(20,531)   $464,763
Common stock sold                                                      154                    (21)             176         330
Treasury stock reissued                                                123                    (20)             162         285
Treasury stock purchased                                                                       54             (852)       (852)
401(k) Plan contribution                                               139                    (16)             129         268
Restricted stock issued                          22
Options exercised                               150         1        1,832                      3              (40)      1,793
Dividends declared                                                             (26,690)                                (26,690)
Distributions to limited partners                                                 (794)                                   (794)
Net income                                                                      28,412                                  28,412
                                             ------      ----     --------   ---------      -----         --------    --------
Balance, September 30, 1999                  28,732      $287     $457,236   $  30,948      1,989         $(20,956)   $467,515
                                             ======      ====     ========   =========      =====         ========    ========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)


                                                                                 NINE MONTH PERIOD
                                                                                 ENDED SEPTEMBER 30,
                                                                             -------------------------
                                                                               1999             1998
                                                                             ---------       ---------
OPERATING ACTIVITIES
    Net income                                                               $  28,412       $  22,363
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                            23,734          20,416
       Income from Koger Realty Services, Inc.                                    (917)         (1,062)
       Provision for uncollectible accounts                                        230              94
       Minority interest                                                           926              --
       Gain on sale or disposition of assets                                    (3,865)             (6)
       Increase in accounts payable, accrued
         liabilities and other liabilities                                       3,201           3,895
        Increase in receivables and other assets                                (1,912)         (1,764)
                                                                             ---------       ---------
               Net cash provided by operating activities                        49,809          43,936
                                                                             ---------       ---------

INVESTING ACTIVITIES
    Property acquisitions                                                           --         (73,845)
    Building construction expenditures                                         (42,671)        (38,404)
    Tenant improvements to first generation space                               (4,622)         (2,829)
    Tenant improvements to existing properties                                  (9,382)         (7,433)
    Building improvements                                                       (2,582)         (3,015)
    Energy management improvements                                                 (20)           (194)
    Deferred tenant costs                                                       (1,958)         (1,450)
    Additions to furniture and equipment                                          (612)         (1,096)
    Proceeds from sale of assets                                                68,775               6
    Dividends received from Koger Realty Services, Inc.                            365             431
                                                                             ---------       ---------
            Net cash provided by (used in) investing activities                  7,293        (127,829)
                                                                             ---------       ---------

FINANCING ACTIVITIES
    Proceeds from sales of common stock                                            330          20,427
    Proceeds from exercise of  stock options                                     1,613           1,104
    Proceeds from mortgage and loans                                           118,292         101,917
    Dividends paid                                                             (25,301)        (20,937)
    Distributions paid to limited partners                                        (794)             --
    Principal payments on mortgages and loans                                 (120,203)        (31,900)
    Treasury stock purchased                                                      (852)           (302)
    Financing costs                                                               (503)           (122)
                                                                             ---------       ---------
              Net cash provided by (used in) financing activities              (27,418)         70,187
                                                                             ---------       ---------
Net  increase (decrease) in cash and cash equivalents                           29,684         (13,706)
Cash and cash equivalents - beginning of period                                  4,827          16,955
                                                                             ---------       ---------
Cash and cash equivalents - end of period                                    $  34,511       $   3,249
                                                                             =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for interest, net of amount capitalized      $  16,174       $  10,162
                                                                             =========       =========
    Cash paid during the period for income taxes                             $     105       $   1,047
                                                                             =========       =========

See Notes to Condensed Consolidated Financial Statements.

                      KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTH PERIODS
                       ENDED SEPTEMBER 30, 1999 AND 1998
               (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods, have been made. Results of operations for the nine month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

         3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify, and has elected tax treatment, as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1998 and does not expect to have REIT taxable income during 1999, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $60,000 for alternative minimum tax for the nine month period ended September 30, 1999. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the nine month period ended September 30, 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999. During the nine month period ended September 30, 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. During January 1998, the Company assumed a mortgage loan with an outstanding balance of approximately $8,501,000 in conjunction with the acquisition of an office building.

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

         6. MORTGAGES AND LOANS PAYABLE. At September 30, 1999, the Company had $305,992,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are as follows (in thousands):


                           YEAR ENDING DECEMBER 31,
                                    1999                                       $    1,276
                                    2000                                            4,274
                                    2001                                           52,133
                                    2002                                           12,722
                                    2003                                            5,238
                                    Subsequent Years                              230,349
                                                                               ----------
                                          Total                                $  305,992
                                                                               ==========

         7. DIVIDENDS. The Company paid the following dividends during the nine months ended September 30, 1999:

                             PAYMENT DATE                      RECORD DATE                DIVIDEND PER SHARE
                           ----------------                 -----------------             ------------------
                           February 4, 1999                 December 31, 1998                   $0.30
                           May 6, 1999                      March 31, 1999                       0.30
                           August 5, 1999                   June 30, 1999                        0.35


During the quarter ended September 30, 1999, the Company's Board of Directors declared a quarterly dividend of $ 0.35 per share payable on November 4, 1999, to shareholders of record at the close of business on September 30, 1999. The Company currently expects that all dividends paid during 1999 will be treated as ordinary income to the recipient for income tax purposes.

         8. SUBSEQUENT EVENT. On November 1, 1999, the Company acquired (i) two buildings, containing approximately 301,600 square feet, located in Orlando, Florida for a purchase price of $41 million and (ii) two buildings, containing approximately 189,600 square feet, located in Charlotte, North Carolina for a purchase price of $23.1 million. These properties were acquired from Crescent Resources, Inc.

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

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $39,157,000 for the quarter ended September 30, 1999, compared to $34,476,000 for the quarter ended September 30, 1998. This increase in rental revenues resulted primarily from
(i) increases in the Company's average rental rate and (ii) increases in rental revenues ($4,182,000) from the properties acquired and construction completed during 1998 and 1999. These items were partially offset by the sale of the Jacksonville Central Center and the Charlotte East Center on August 31, 1999. At September 30, 1999, the Company's buildings were on average 92 percent leased with an average rental rate of $16.81. Rental and other rental services revenues increased to $116,340,000 during the nine month period ended September 30, 1999, compared to $97,195,000 during the same period last year. This increase resulted primarily from (i) increases in the Company's average rental rate and (ii) increases in rental revenues ($14,809,000) from the properties acquired and construction completed during 1998 and 1999. These items were partially offset by the sale of the Jacksonville Central Center and the Charlotte East Center on August 31, 1999.

Management fee revenues totaled $641,000 for the quarter ended September 30, 1999, compared to $547,000 for the quarter ended September 30, 1998. This increase was due primarily to an increase in construction management fees earned. Compared to the prior year, management fee revenues remained basically unchanged for the nine months ended September 30, 1999. During March 1999, Centoff sold one of the centers for which the Company had provided property management services. The Company earned management fee revenues totaling $194,000 for the management and leasing of this property during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. The Company earned fees of $82,000 for the management of this building during 1999.

Income from Koger Realty Services, Inc. totaled $471,000 for the quarter ended September 30, 1999, compared to $207,000 for the quarter ended September 30, 1998. This increase was due primarily to (i) the decreased accrual for compensation expense related to a bonus plan which is based on KE's common stock price and (ii) a decrease in general and administrative expenses. For the nine months ended September 30, 1999, income from Koger Realty Services, Inc. declined $145,000, compared to the same period last year, primarily due to the increased accrual for compensation expense related to a bonus plan.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:


                                                                                PERCENT OF
                                                                               TOTAL RENTAL
                    PERIOD                                 AMOUNT                REVENUES
         --------------------------------               -----------            ------------
         September 30, 1999 - Quarter                   $16,272,000                41.6%
         September 30, 1998 - Quarter                    14,370,000                41.7%
         September 30, 1999 - Nine Months                46,240,000                39.7%
         September 30, 1998 - Nine Months                39,197,000                40.3%

Property operations expense increased primarily due to (i) increased accruals for real estate taxes and (ii) increases in property operations expense ($1,874,000 and $6,161,000, respectively, for the three and nine month periods ended September 30, 1999) for the properties acquired and construction completed during 1999 and 1998.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $1,217,000 and $2,777,000, respectively, for the three and nine month periods ended September 30, 1999, compared to the same periods last year, due to the properties acquired and construction completed during 1998 and 1999. Amortization expense increased $462,000 and $541,000, respectively, for the three and nine month periods ended September 30, 1999, compared to the same periods last year, due primarily to (i) deferred tenant costs incurred after September 30, 1998 and
(ii) amortization of the balance of deferred tenant costs related to properties which were sold during the third quarter.

Interest expense increased by $1,050,000 and $4,795,000, respectively, during the three and nine month periods ended September 30, 1999, compared to the same periods last year, primarily due to the increase in the outstanding balance of mortgages and loans payable. At September 30, 1999, the weighted average interest rate on the Company's outstanding debt was approximately 7.9 percent.

General and administrative expenses for the three month periods ended September 30, 1999 and 1998, totaled $2,192,000 and $1,620,000, respectively, which is
0.9 percent and 0.8 percent (annualized) of average invested assets. General and administrative expenses for the nine month periods ended September 30, 1999 and 1998, totaled $6,246,000 and $4,877,000, respectively, which is 0.9 percent and 0.8 percent (annualized) of average invested assets. These increases were primarily due to increases in (i) legal fees, (ii) compensation expense and certain employee benefit accruals and (iii) franchise taxes.

Direct costs of management contracts increased $48,000 and $65,000, respectively, for the three and nine month periods ended September 30, 1999, compared to the same periods last year, due to increased costs associated with providing property management services for the Centoff management contract. During the nine months ended September 30, 1999, the Company incurred costs totaling $138,000 for the management and leasing of the property which was sold by Centoff.

Net income totaled $11,538,000 for the quarter ended September 30, 1999, compared to net income of $7,738,000 for the corresponding period of 1998. This improvement is due primarily to the increases in (i) rental revenues and (ii) gain on sale or disposition of assets and the reduction in income tax expense. These items were partially offset by increases in (i) property operations expense, (ii) depreciation and amortization expense, (iii) interest expense and
(iv) general and administrative expense. Net income increased $6,049,000 during the nine month period ended September 30, 1999, compared to the same period last year, due to the same items detailed above.

LIQUIDITY AND CAPITAL RESOURCES.

OPERATING ACTIVITIES - During the nine months ended September 30, 1999, the Company generated approximately $49.8 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 1999.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At September 30, 1999, leases representing approximately 5.2 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 1999. This represents 234 leases for space in buildings located in 20 of the 23 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 1999, leases were renewed on approximately 63 percent of the Company's net rentable square feet, which were scheduled to expire during the nine month period. For those leases which renewed during the nine months ended September 30, 1999, the average rental rate increased from $15.26 to $17.62. Based upon the number of leases which will expire during 1999 and 2000 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 20.6 percent of the Company's leased space at September 30, 1999, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

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

The Company has also completed the assessment of its critical building operating systems (HVAC, lighting, security and elevators) regarding Year 2000 Compliance. This assessment determined that the costs of dealing with timing devices which are not Year 2000 compliant would not be material to the Company's financial position or results of operations. The Company has completed its inventory of all building operating systems and continues to test these systems to confirm the Company's assessment of these devices.

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

The Company has developed contingency plans for dealing with timing devices in building operating systems, which are not Year 2000 compliant, in case these devices are not replaced by the end of 1999. Testing of these contingency plans has been completed and these plans will be implemented, as required, during the remainder of the year. The Company has sufficient internal resources and personnel to implement any required contingency plans related to its building operating systems.

         INVESTING ACTIVITIES - At September 30, 1999, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the nine month period ended September 30, 1999, the Company's expenditures for improvements to existing properties increased by $1,342,000 over the corresponding period of the prior year primarily due to increases in expenditures for tenant improvements to the Company's buildings.

On August 31, 1999, the Company sold the Jacksonville Central Center (containing 666,000 net rentable square feet and 1.4 acres of undeveloped land) and the Charlotte East Center (containing 468,900 net rentable square feet and 3.9 acres of undeveloped land) for approximately $68,770,000, net of selling costs. These properties were sold to Lennar Partners, Inc. of Miami, Florida.

The Company has seven buildings under construction, which will contain approximately 638,000 net rentable square feet. Expenditures for construction of these seven buildings are expected to total approximately $59.3 million, excluding land and tenant improvement costs.

         FINANCING ACTIVITIES - The Company has a $150 million secured revolving credit facility ($47.5 million of which was outstanding on September 30, 1999) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. At September 30, 1999, the Company had 26 buildings, containing 1,388,900 net rentable square feet, which were unencumbered.

During September 1999, the Company closed on a $45 million non-recourse loan with Northwestern Mutual Life Insurance Company, which is secured by nine office buildings. This loan is divided into (i) a tranche in the amount of $14.7 million which matures on January 2, 2007 and (ii) a tranche in the amount of $30.3 million which matures on January 2, 2009. This loan has an interest rate of 7.1 percent. Amortization with respect to this indebtedness is based on equal monthly installments over a 25-year amortization period. This indebtedness requires the Company to maintain certain financial ratios.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.5 million over the next 12 months. Significant maturities of the Company's remaining mortgages and loans payable do not begin to occur until 2001. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

The foregoing discussion contains forward-looking statements concerning 1999. The actual results of operations for 1999 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risks factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the `Safe Habor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of September 30, 1999, the Company had $47.5 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $475,000.

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to the Company's centers or locations at September 30, 1999, gross square feet, net rentable square feet, percentage leased, and the average annual rent per net rentable square foot leased.


                                                                                                       AVERAGE
                                                                                                        ANNUAL
                                                                     NET                               RENT PER
                                              GROSS               RENTABLE            PERCENT          SQUARE
KOGER CENTER/LOCATION                      SQUARE FEET           SQUARE FEET         LEASED (1)        FOOT (2)
----------------------                     ----------            -----------         ----------        --------
Atlanta Chamblee                            1,109,600              907,900               99%            $18.00
Atlanta Gwinnett (3)                          171,200              139,400               92%             19.42
Atlanta Perimeter                             184,000              151,600               97%             21.70
Austin                                        458,400              370,900               99%             20.93
Birmingham Colonnade                          326,300              279,300               98%             15.94
Birmingham Colonnade-Retail                   112,600              112,600               92%             11.67
Charlotte Carmel                              339,200              283,300               90%             18.96
Charlotte Vanguard                            548,200              481,700               89%             11.86
El Paso (3)                                   385,900              317,100               87%             16.13
Greensboro South                              749,200              610,700               80%             16.22
Greensboro Wendover (3)                        98,300               80,300               49%             19.09
Greenville Park Central                       161,700              136,000               93%             18.02
Greenville Roper Mt.                          431,000              350,900               96%             17.16
Jacksonville Baymeadows                       793,400              664,200               98%             14.40
Jacksonville JTB (3)                          139,600              113,400               91%             18.79
Memphis Germantown (3)                        478,900              392,700               92%             19.19
Orlando Central                               699,700              554,400               94%             15.95
Orlando University                            270,400              222,300               93%             19.87
Richmond Paragon                              154,300              127,700               91%             19.64
San Antonio Airport                           258,800              200,100               89%             18.68
San Antonio West (3)                        1,102,200              906,800               86%             15.94
St. Petersburg                                625,700              509,000               95%             15.74
Tallahassee                                   960,300              789,600               96%             18.31
Tulsa                                         581,100              476,400               87%             13.24
                                           ----------            ---------
   Total                                   11,140,000            9,178,300
                                           ==========            =========

Weighted Average -  Total Company                                                        92%            $16.81
                                                                                         ===            ======
Weighted Average -  Operational Buildings                                                93%            $16.67
                                                                                         ===            ======
Weighted Average -  Buildings in Lease-up                                                73%            $20.11
                                                                                         ===            ======

(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in an office building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of September 30, 1999 by (b) the net rentable square feet applicable to such total annualized rents.
(3)   Includes a building which is currently in the lease-up period.

(b)   The following schedule sets forth for all of the Company's buildings
      (i) the number of leases which will expire during the remainder of calendar year 1999 and calendar years 2000 through 2007, (ii) the total net rentable area in square feet covered by such leases, (iii) the percentage of total net rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases,
      (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on September 30, 1999 and on the terms of leases in effect as of September 30, 1999, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 63 percent of the Company's net rentable square feet which were scheduled to expire during the nine month period ended September 30, 1999.


                                                    PERCENTAGE OF        AVERAGE                                PERCENTAGE
                                                    TOTAL SQUARE        ANNUAL RENT           TOTAL              OF TOTAL
                      NUMBER OF     NUMBER OF        FEET LEASED        PER SQUARE          ANNUALIZED         ANNUAL. RENTS
                       LEASES      SQUARE FEET     REPRESENTED BY       FOOT UNDER          RENTS UNDER        REPRESENTED BY
     PERIOD           EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES
     ------           --------     -----------     ---------------    ---------------     ---------------     ---------------
      1999              234           453,927           5.4%            $16.14             $   7,324,690             5.2%
      2000              731         1,490,314          17.7%             16.81                25,046,272            17.7%
      2001              480         1,750,461          20.8%             16.40                28,707,155            20.3%
      2002              329         1,105,455          13.1%             17.20                19,011,922            13.4%
      2003              200         1,252,310          14.9%             16.80                21,035,177            14.9%
      2004              207         1,151,768          13.7%             15.97                18,398,435            13.0%
      2005               20           183,400           2.2%             18.73                 3,435,990             2.4%
      2006               12           228,583           2.7%             19.64                 4,488,850             3.2%
      2007                8           277,968           3.3%             15.04                 4,181,286             3.0%
      Other              23           521,348           6.2%             18.79                 9,793,710             6.9%
                      -----         ---------         -----             ------              ------------           -----
         Total        2,244         8,415,534         100.0%            $16.81              $141,423,487           100.0%
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


                                                             THREE MONTH PERIOD                NINE MONTH PERIOD
                                                             ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                         -------------------------          -----------------------
                                                           1999              1998            1999             1998
                                                         -------           -------          -------         -------
       Net Income                                        $11,538           $ 7,738          $28,412         $22,363
       Depreciation - real estate                          7,204             5,983           21,007          18,243
       Amortization - deferred tenant costs                  874               389            1,702           1,084
       Amortization - goodwill                                42                43              127             128
       Minority interest                                     250                --              926              --
       Gain on sale or disposition of assets              (3,861)               (3)          (3,865)             (6)
                                                         -------           -------          -------         -------
            Funds from Operations                        $16,047           $14,150          $48,309         $41,812
                                                         =======           =======          =======         =======

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits


               EXHIBIT
               NUMBER          DESCRIPTION
               -------         -----------
               11              Earnings Per Share Computations.
               15              Letter re: Unaudited interim financial information.
               27              Financial Data Schedule. (for SEC use only).


       (b)     Reports on Form 8-K
               There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

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




                                              KOGER EQUITY, INC.
                                                  Registrant



                                                (DAVID B. HILEY)
                                          ----------------------------
                                                  DAVID B. HILEY
                                          EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

Dated: November 9, 1999


                                               (JAMES L. STEPHENS)
                                          ----------------------------
                                                JAMES L. STEPHENS
                                               VICE PRESIDENT AND
                                            CHIEF ACCOUNTING OFFICER