Form 10-K405
period 1999-12-31
KOGER EQUITY INC
filed 2000-03-29
CIK 835664

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1999 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                        ------    -----


                          Commission File Number 1-9997

                               KOGER EQUITY, INC.
             (Exact name of Registrant as specified in its Charter)


                       FLORIDA                                  59-2898045
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)

              8880 FREEDOM CROSSING TRAIL
                 JACKSONVILLE, FLORIDA                             32256
          (Address of principal executive offices)               (Zip code)


       Registrant's telephone number, including area code: (904) 732-1000
           Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
    1.  Common Stock, Par Value $.01              New York Stock Exchange
    2.  Common Stock Purchase Rights              New York Stock Exchange
           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                      NONE
                                 ==============

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2000 was approximately $447,897,000.

The number of shares of registrant's Common Stock outstanding on March 1, 2000 was 27,042,820.

                       Documents Incorporated by Reference

The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 2000 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                        DESCRIPTION                                                        PAGE NO.

PART I
    1.         BUSINESS....................................................................................           3

    2.         PROPERTIES..................................................................................           5

    3.         LEGAL PROCEEDINGS...........................................................................          10

    4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................           10

PART II

    5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................................................           10

    6.         SELECTED FINANCIAL DATA....................................................................           11

    7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................................................           12

    8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................           24

    9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE......................................................           44

PART III

    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................           44

    11.        EXECUTIVE COMPENSATION.....................................................................           45

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT...........................................................................           45

    13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................           45

PART IV

    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K......................................................................           46

    15.        SIGNATURES.................................................................................           54

                                     PART I
ITEM 1.  BUSINESS

GENERAL

      Koger Equity, Inc. ("KE") is a self-administered and self-managed equity real estate investment trust (a "REIT") which develops, owns, operates and manages suburban office buildings (the "Office Buildings") primarily located in 22 office centers (each a "Koger Center") located in 15 metropolitan areas throughout the southeastern and southwestern United States. As of December 31, 1999, KE owns 218 Office Buildings, of which 214 are in Koger Centers and four are outside Koger Centers but in metropolitan areas where Koger Centers are located. Koger-Vanguard Partners, L.P. ("KVP") is a limited partnership, for which KE is the general partner, which owns suburban office buildings located in a Koger Center. As of December 31, 1999, KVP owns 13 Office Buildings. The Office Buildings contain approximately 9.8 million net rentable square feet and were on average 93 percent leased as of December 31, 1999. During 1999, KE began construction of three buildings, which will contain approximately 216,900 net rentable square feet and will be ready for occupancy at various times throughout 2000. While KE expects to continue the development of suburban office properties for its own account, it may from time to time acquire developed properties compatible with its properties in other markets primarily in the Southeast and Southwest if such acquisitions can be made on terms favorable to KE.

      KE owns approximately 122 acres of unencumbered land held for development and approximately 17 acres of unencumbered land held for sale. A majority of the land held for development adjoins Office Buildings in 12 Koger Centers, which have infrastructure, including roads and utilities, in place. KE intends over time to develop and construct office buildings using this land and currently has six buildings under construction on approximately 33 acres of the 122 acres of land held for development. KE expects to acquire additional land for development. In addition, KE provides leasing, management and other customary tenant-related services for the Koger Centers.

      In addition to managing its own properties, KE provides property management services through its wholly-owned subsidiaries, Southeast Properties Holding Corporation ("Southeast") and Koger Real Estate Services, Inc. ("KRES"), for office buildings owned by unaffiliated parties. In conjunction with KRES, KE currently manages eight office buildings, containing approximately 440,000 net rentable square feet, owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York (KE, KVP, Southeast and KRES are hereafter referred to as the "Company").

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

      No tenant leases more than 10 percent of the net rentable area of the Company's buildings. However, a major governmental tenant, when all of its respective departments and agencies which lease space in the Company's buildings are combined, contributes more than 10 percent of the Company's annualized rentals as of December 31, 1999. At that date, the State of Florida accounted for an aggregate of 10.9 percent of the Company's total annualized rental revenues. Some of the Company's principal tenants are the State of Florida, the United States of America, Blue Cross and Blue Shield of Florida, United Healthcare, Landstar System Holdings, Wellspring Resources, General Electric, Ford Motors, Hoechst Celanese Corp. and Hanover Insurance. Governmental tenants (including the State of Florida and the United States of America), which account for 19.3 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity measures. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

COMPETITION

      The Company competes in the leasing of office space with a considerable number of other realty concerns, including local, regional and national, some of which have greater resources than the Company. Through its ownership and management of suburban office parks, the Company seeks to attract tenants by offering office space convenient to residential areas. In recent years local, regional and national concerns have built competing office parks and single buildings in suburban areas in which the Company's Office Buildings are located. In addition, the Company competes for tenants with large high-rise office buildings generally located in the downtown business districts of these metropolitan areas. Although competition from other lessors of office space varies from city to city, the Company has been able to attain and maintain what it considers satisfactory occupancy levels at satisfactory rental rates.

INVESTMENT POLICIES

      The Company is currently in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. The Company intends to continue to develop and construct office buildings primarily using its existing inventory of 122 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or additional land for development in other markets primarily in the Southeast and Southwest that the Company considers favorable. Although all of the Company's properties are located in the Southeast and Southwest, management does not consider that the Company's development and acquisitions activities are limited to any particular area. The Company may also sell Office Buildings or Koger Centers located in certain markets. In addition, the Company has adopted a plan to repurchase up to 2.65 million shares of its common stock.

      The investment policies of the Company may be changed by its directors at any time without notice to, or a vote of, shareholders. Although the Company has no fixed policy which limits the percentage of its assets which may be invested in any one type of investment or the geographic areas in which the Company may acquire properties, the Company intends to continue to operate so as to qualify for tax treatment as a REIT. The Company may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. The Company also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities; however, it does not intend to become an investment company regulated under the Investment Company Act of 1940.

      For the year ended December 31, 1999, all of the Company's rental revenues were derived from buildings purchased or constructed by the Company. The Company's 1999 interest revenues were derived from temporary cash investments.

EMPLOYEES

      The Company has a combined financial, administrative, leasing, and center maintenance staff of 227 employees. A resident general manager is responsible for the leasing and operations of all buildings in a Koger Center or metropolitan area. The Company has approximately 92 employees who perform maintenance activities.

ITEM 2.  PROPERTIES

GENERAL

      As of December 31, 1999, the Company owns 218 Office Buildings located in the 15 metropolitan areas of Birmingham, Alabama; Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Greenville, South Carolina; Memphis, Tennessee; Austin, El Paso, and San Antonio, Texas; and Richmond, Virginia. In addition, the Company has six buildings under construction. The Koger Centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The Office Buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Koger Centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

      Leases on the Office Buildings vary between net leases (under which the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (under which the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 1999, the Office Buildings were on average 93 percent leased and the average annual rent per net rentable square foot leased was $16.79. The buildings are occupied by numerous tenants (approximately 2,300 leases), many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

      New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its gross leases. As of December 31, 1999, approximately 18 percent of the Company's annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 78 percent of such revenues were derived from leases containing escalation provisions based upon fixed steps or real estate tax and operating expense increases; and approximately 4 percent of such revenues were derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

      The Company owns approximately 149 acres of unimproved land (122 acres held for development, 17 acres held for sale and 10 acres not suitable for development) located in the metropolitan areas of Birmingham, Alabama; Jacksonville, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Tulsa, Oklahoma; Columbia and Greenville, South Carolina; Memphis, Tennessee; Austin, Texas; and Richmond, Virginia. Each of these parcels of land has been partially or wholly developed with streets and/or utilities. The Company currently has six buildings under construction on approximately 33 acres of this unimproved land.

PROPERTY LOCATION AND OTHER INFORMATION

      The following table sets forth information relating to the properties owned by the Company as of December 31, 1999.



                                                             AVERAGE                            LAND
                                           NUMBER            AGE OF            NET             IMPROVED           UNIMPROVED
                                             OF             BUILDINGS        RENTABLE         WITH BLDGS.           LAND
KOGER CENTER/LOCATION                     BUILDINGS       (IN YEARS)(1)       SQ. FT.         (IN ACRES)         (IN ACRES)
---------------------                     ---------       --------------  -------------    ---------------   ----------------
Atlanta Chamblee                             20                 18              907,900           72.4               6.3(2)
Atlanta Gwinnett                              2                  5              139,400            8.9              26.6(3)
Atlanta Perimeter                             1                 14              151,600            5.3
Austin                                       12                 19              370,900           29.6               1.8
Birmingham Colonnade                          4                 10              279,300           24.1              23.4(4)
Birmingham Colonnade - Retail                 1                 10              112,600           15.7
Charlotte Carmel                              3                  4              283,300           25.3               7.7
Charlotte University                          2                  2              162,000           18.7
Charlotte Vanguard                           13                 17              481,700           39.7              17.1
Columbia Spring Valley                                                                                               1.0
El Paso                                      17                 24              317,100           25.1
Greensboro South                             13                 17              610,700           46.0
Greensboro Wendover                           1                                  80,300            7.8              10.7
Greenville Park Central                       3                 15              136,000            9.9               3.5
Greenville Roper Mt.                          9                 14              350,900           29.2
Jacksonville Baymeadows                       7                  7              664,200           51.1
Jacksonville JTB                              3                  1              276,200           24.3               7.7
Memphis Germantown                            5                  7              392,700           29.8               4.8(5)
Orlando Central                              21                 28              554,400           44.7               1.3
Orlando Lake Mary                             2                  1              269,000           20.2
Orlando University                            3                  8              222,300           18.4               8.7(6)
Richmond Paragon                              1                 14              127,700            8.1
Richmond South                                                                                                       5.6
San Antonio Airport                           2                 15              200,100            7.9
San Antonio West                             27                 19              906,800           70.7
St. Petersburg                               14                 19              509,000           62.9              12.5(7)
Tallahassee                                  19                 17              789,600           62.7
Tulsa                                        13                 20              476,400           39.4              10.0
                                           ----                               ---------          -----             -----
    Total                                   218                               9,772,100          797.9             148.7
                                           ====                               =========          =====             =====
    Average                                                     15
                                                                ==

(1) The age of each building was weighted by the net rentable square feet for such building to determine the weighted average age of (a) the buildings in each Koger Center or location and (b) all buildings owned by the Company.
(2) The Company currently has a building under construction on approximately 3.8 acres of this parcel.
(3) The Company currently has a building under construction on approximately 7.0 acres of this parcel.
(4) The Company currently has a building under construction on approximately 6.9 acres of this parcel.
(5) The Company currently has a building under construction on approximately 4.8 acres of this parcel.
(6) The Company currently has a building under construction on approximately 4.6 acres of this parcel.
(7) The Company currently has a building under construction on approximately 5.8 acres of this parcel.

PERCENT LEASED AND AVERAGE RENTAL RATES

      The following table sets forth, with respect to each Koger Center or location, the number of buildings, number of leases, net rentable square feet, percent leased, and the average annual rent per net rentable square foot leased, in each case as of December 31, 1999.


                                                                             NET                              AVERAGE
                                             NUMBER          NUMBER        RENTABLE                            ANNUAL
                                               OF              OF           SQUARE           PERCENT          RENT PER
KOGER CENTER/LOCATION                       BUILDINGS        LEASES          FEET            LEASED (1)       SQUARE FOOT(2)
---------------------                       ---------        ------      -----------        ----------        --------------
Atlanta Chamblee                               20              161           907,900         99%              $18.06
Atlanta Gwinnett                                2               31           139,400         95%               20.35
Atlanta Perimeter                               1               14           151,600         97%               21.70
Austin                                         12              177           370,900         96%               21.14
Birmingham Colonnade                            4               32           279,300         96%               15.91
Birmingham Colonnade-Retail                     1               31           112,600         92%               11.63
Charlotte Carmel                                3               40           283,300         88%               18.89
Charlotte University                            2               19           162,000         96%               19.56
Charlotte Vanguard                             13               76           481,700         91%               11.89
El Paso(3)                                     17              182           317,100         87%               16.20
Greensboro South                               13              197           610,700         86%               16.11
Greensboro Wendover(3)                          1               10            80,300         54%               19.18
Greenville Park Central                         3               55           136,000         92%               18.03
Greenville Roper Mt.                            9              142           350,900         97%               17.31
Jacksonville Baymeadows                         7               43           664,200         98%               13.13(4)
Jacksonville JTB(3)                             3                6           276,200        100%               12.66
Memphis Germantown                              5               70           392,700         95%               19.34
Orlando Central                                21              162           554,400         95%               16.01
Orlando Lake Mary                               2               21           269,000         96%               21.81
Orlando University                              3               59           222,300         93%               20.07
Richmond Paragon                                1               27           127,700         93%               19.54
San Antonio Airport                             2               66           200,100         88%               19.22
San Antonio West(3)                            27              269           906,800         86%               15.94
St. Petersburg                                 14              143           509,000         95%               15.88
Tallahassee                                    19              113           789,600         96%               18.73
Tulsa                                          13              153           476,400         89%               13.18
                                             ----           ------         ---------
    Total                                     218            2,299         9,772,100
                                             ====           ======         =========

Weighted Average - Total Company                                                             93%              $16.79
                                                                                             ==               ======
Weighted Average - Operational Buildings                                                     94%              $16.74
                                                                                             ==               ======
Weighted Average - Buildings in Lease-up                                                     71%              $19.19
                                                                                             ==               ======

(1) The percent leased rates have been calculated by dividing total net rentable square feet leased in a building by net rentable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of December 31, 1999 by (b) the net rentable square feet applicable to such total annualized base rents.
(3)   Includes a building which is currently in the lease-up period.
(4) Excludes corporate office space from calculation. Includes the effect of three net leases where tenants lease the entire building and pay certain operating costs in addition to base rent.

LEASE EXPIRATIONS ON THE COMPANY'S PROPERTIES

      The following schedule sets forth with respect to all of the Office Buildings (a) the number of leases which will expire in calendar years 2000 through 2008, (b) the total net rentable area in square feet covered by such leases, (c) the percentage of total net rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annualized rents represented by such leases, and (f) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 1999 and on the terms of leases in effect as of December 31, 1999, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 66 percent, 60 percent and 65 percent of the Company's net rentable square feet, which were scheduled to expire during 1999, 1998 and 1997, respectively.



                                                 PERCENTAGE OF            AVERAGE                                  PERCENTAGE
                                                 TOTAL SQUARE           ANNUAL RENT              TOTAL              OF TOTAL
              NUMBER OF       NUMBER OF           FEET LEASED           PER SQUARE            ANNUALIZED         ANNUAL.  RENTS
               LEASES        SQUARE FEET        REPRESENTED BY          FOOT UNDER            RENTS UNDER        REPRESENTED BY
PERIOD        EXPIRING        EXPIRING          EXPIRING LEASES       EXPIRING LEASES       EXPIRING LEASES     EXPIRING LEASES
------       ----------    --------------       ---------------       ---------------       ---------------     ---------------
2000             869            1,696,600             18.7%                $16.69             $  28,320,029          18.6%
2001             489            1,742,465             19.3%                 16.00                27,878,568          18.3%
2002             377            1,287,553             14.2%                 17.60                22,658,353          14.9%
2003             225            1,415,997             15.6%                 16.85                23,863,371          15.7%
2004             259            1,357,252             15.0%                 16.24                22,035,113          14.5%
2005              32              272,932              3.0%                 18.96                 5,174,932           3.4%
2006              13              239,893              2.7%                 20.63                 4,948,515           3.3%
2007               9              292,843              3.2%                 15.43                 4,520,010           3.0%
2008              11              170,132              1.9%                 19.73                 3,356,718           2.2%
Other             15              575,919              6.4%                 16.04                 9,235,333           6.1%
             -------           ----------          -------                                     ------------         -----
    Total      2,299            9,051,586            100.0%                $16.79              $151,990,942         100.0%
             =======           ==========          =======                =======              ============         =====

BUILDING IMPROVEMENTS, TENANT IMPROVEMENTS AND DEFERRED TENANT COSTS ON THE COMPANY'S PROPERTIES

      The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 1999. The information set forth below is not necessarily indicative of future expenditures for these items.



                           BUILDING IMPROVEMENTS              TENANT IMPROVEMENTS           DEFERRED TENANT COSTS
                       ------------------------------     ----------------------------    -----------------------
                                          PER AVERAGE                      PER AVERAGE                PER AVERAGE
                                           NET SQUARE                      NET SQUARE                 NET SQUARE
        YEAR              TOTAL            FT. OWNED          TOTAL         FT. OWNED       TOTAL      FT. OWNED
       -----           ----------         -----------     ------------     -----------    ----------  -----------
       1997(1)         $3,116,000           $0.39         $  7,513,000         $0.94      $1,902,000    $0.24
       1998(2)          4,255,000            0.48           11,655,000          1.31       1,755,000     0.20
       1999(3)          4,545,000            0.50           13,204,000          1.46       1,736,000     0.19

(1) Excludes the two buildings for which construction was completed during 1997.
(2) Excludes the eight buildings for which construction was completed during 1997 and 1998.
(3) Excludes the 14 buildings for which construction was completed during 1997, 1998 and 1999.

FIXED RATE INDEBTEDNESS ON THE COMPANY'S PROPERTIES

      The following table sets forth with respect to each Koger Center or location the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Koger Center or location as of December 31, 1999.



                                                                                 WEIGHTED
                                                        MORTGAGE                  AVERAGE
                                                         LOAN                     INTEREST
         KOGER CENTER/LOCATION                          BALANCE                     RATE
         ----------------------                        ----------              --------------
         Atlanta Chamblee                                $      0                    --
         Atlanta Gwinnett                                       0                    --
         Atlanta Perimeter                                      0                    --
         Austin                                            16,328                  8.33%
         Birmingham Colonnade                                   0                    --
         Birmingham Colonnade - Retail                          0                    --
         Charlotte Carmel                                       0                    --
         Charlotte University                                   0                    --
         Charlotte Vanguard                                21,788                  8.13%
         El Paso                                            8,645                  8.33%
         Greensboro South                                       0                    --
         Greensboro Wendover                                    0                    --
         Greenville Park Central                                0                    --
         Greenville Roper Mt.                              14,456                  8.00%
         Jacksonville Baymeadows                           38,086                  7.95%
         Jacksonville JTB                                       0                    --
         Memphis Germantown                                25,064                  7.81%
         Orlando Central                                   24,012                  8.33%
         Orlando Lake Mary                                      0                    --
         Orlando University                                14,665                  7.10%
         Richmond Paragon                                   8,232                  8.00%
         San Antonio Airport                                    0                    --
         San Antonio West                                  22,600                  8.25%
         St. Petersburg                                    19,234                  8.25%
         Tallahassee                                       44,418                  7.99%
         Tulsa                                                  0                    --
                                                         --------
              Total                                      $257,528                  8.09%
                                                         ========                  ====

      For additional information on these loans see Note 3, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

INDEBTEDNESS WITH VARIABLE INTEREST RATES

      As of December 31, 1999, the Company had a $150 million secured revolving credit facility with variable interest rates and encumbering certain of the Company's properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):

                                                     WEIGHTED                            APPROXIMATE         APPROXIMATE
                               BALANCE               AVERAGE              MAXIMUM          AVERAGE           WTG AVG INT
       YEAR ENDED              AT END              INT RATE AT            AMOUNT            AMOUNT           RATE DURING
      DECEMBER 31             OF PERIOD            END OF PERIOD        OUTSTANDING      OUTSTANDING          THE PERIOD
      -----------             ---------           ---------------       -----------      -----------         -----------
         1999                  $94,000                  8.0%             $128,000          $95,277                6.7%
         1998                   92,000                  7.1%               92,000           45,181                7.0%
         1997                        1                  8.5%               40,000            8,077                8.0%

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Effective March 9, 2000, the Company's common stock is listed on the New York Stock Exchange under the ticker symbol KE. Prior to that date, the Company's common stock was listed on the American Stock Exchange. The high and low closing sales prices for the periods indicated in the table below were:


                                                      YEARS
                  ---------------------------------------------------------------------------
                           1999                       1998                        1997
                  ----------------------    ----------------------     ----------------------
QUARTER ENDED       HIGH          LOW         HIGH           LOW          HIGH          LOW
-------------     --------     ---------    ---------      -------     ---------    ---------
March 31          $17 9/16     $12 11/16    $23   3/4      $20 5/8     $18   5/8    $17   1/4
June 30            18 7/16      12   7/8     22   1/2       18 5/8      18   1/4     15   3/8
September 30       18           15   1/2     21 13/16       16 3/8      20 13/16     17 11/16
December 31        16  7/8      14   1/4     18   1/4       15 5/8      23   3/8     20   1/8

         Any dividend paid in respect of the Company's common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that at least 95 percent of the Company's REIT taxable income for such taxable year be distributed. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. However, this covenant does not restrict the Company from paying the dividends required to maintain its qualification as a REIT.

         Set forth below are the dividends per share paid during the three years ended December 31, 1999.


                                                         YEARS
                                            -----------------------------
                QUARTER ENDED               1999         1998        1997
                -------------               ----         ----        ----
                March 31                    $.30         $.25        $.05
                June 30                      .30          .25         .05
                September 30                 .35          .30         .10
                December 31                   35          .30         .15

         On February 3, 2000, the Company paid a quarterly dividend of $0.35 per share to shareholders of record on December 31, 1999. In addition, the Company's Board of Directors has declared a quarterly dividend of $0.35 per share payable on May 4, 2000, to shareholders of record on March 31, 2000.

         On March 1, 2000, there were approximately 1,227 shareholders of record and the closing price of the Company's common stock on the American Stock Exchange was $16.5625.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.

                                                            (IN THOUSANDS EXCEPT PER SHARE AND PROPERTY DATA)
                                                   --------------------------------------------------------------------
INCOME INFORMATION                                   1999           1998           1997          1996            1995
                                                   --------       --------       --------       -------        --------
Rental revenues and other rental services          $156,153       $133,663       $109,501       $ 98,805       $ 95,443
Interest revenues                                       457            446          1,274          1,951         14,440
Total revenues                                      160,093        138,082        113,989        104,072        125,750
Property operations expense                          60,582         53,719         44,453         41,597         40,830
Depreciation and amortization                        32,314         28,381         24,073         21,127         19,102
Mortgage and loan interest                           21,893         16,616         16,517         18,701         23,708
Net income                                           36,586         29,602         21,204         10,501         28,990
Earnings per share - diluted                           1.35           1.10            .94            .54           1.61
Dividends declared per common share                    1.35           1.15            .55            .05

Weighted average shares outstanding - diluted        27,019         26,901         22,495         19,500         18,011

BALANCE SHEET INFORMATION
Operating properties (before depreciation)         $927,523       $872,183       $681,249       $582,972       $571,313
Undeveloped land                                     17,137         20,535         14,761         27,108         30,281
Total assets                                        885,739        834,995        656,097        584,666        578,756
Mortgages and loans payable                         351,528        307,903        181,963        203,044        254,909
Total shareholders' equity                          467,826        464,763        444,262        364,135        310,697

OTHER INFORMATION
Funds from operations (1)                          $ 65,011       $ 56,486       $ 42,324       $ 33,154       $ 36,707
Income before interest, income taxes,
    depreciation and amortization                  $ 90,980       $ 75,555       $ 62,729       $ 51,144       $ 71,866
Number of buildings (at end of period)                  218            251            228            215            216
Percent leased (at end of period)                        93%            90%            92%            92%            91%

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

                                                           1999           1998           1997          1996          1995
                                                         --------       --------       --------       -------      -------
Net income                                               $ 36,586       $ 29,602       $ 21,204       $10,501      $28,990
Depreciation - real estate                                 28,800         25,146         21,795        19,538       17,363
Amortization - deferred tenant costs                        2,132          1,464          1,031           929          656
Amortization - goodwill                                       170            170            170           171          504
Minority interest                                           1,174            139
Litigation costs                                                                                          424          176
Loss (gain) on sale or disposition of assets               (3,851)           (35)        (1,955)          497          255
Provision (recovery) for loss on land held for sale                                        (379)                       970
Gain on note to Southeast                                                                                (292)     (11,288)
Loss (gain) on early retirement of debt                                                     458         1,386         (919)
                                                         --------       --------       --------       -------      -------
Funds from Operations                                    $ 65,011       $ 56,486       $ 42,324       $33,154      $36,707
                                                         ========       ========       ========       =======      =======

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

RESULTS OF OPERATIONS

         RENTAL REVENUES. Rental revenues increased $22,390,000 or 16.8 percent from the year ended December 31, 1998 to the year ended December 31, 1999. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in the rental revenues ($19,281,000) from properties acquired and construction completed during 1998 and 1999. For 1998, rental revenues increased $24,152,000 or 22.2 percent from the year ended December 31, 1997. This increase resulted primarily from (i) increases in the Company's average rental rate and (ii) increases in the rental revenues ($18,915,000) from properties acquired and construction completed during 1997 and 1998. As of December 31, 1999, the Company's buildings were on average 93 percent leased. As of December 31, 1998 and 1997, the buildings owned by the Company were on average 90 and 92 percent leased, respectively.

         MANAGEMENT FEE REVENUES. For 1999, management fee revenues increased $107,000, as compared to 1998, due primarily to an increase in construction management fees earned. During March 1999, Centoff sold one of the centers for which the Company had provided property management services. The Company earned management fee revenues totaling $194,000 for the management and leasing of this property during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. The Company earned fees of $82,000 for the management of this building during 1999. Management fee revenues decreased $360,000 for 1998, as compared to 1997, due primarily to a decrease in leasing fees earned under the Centoff management contract.

         INCOME FROM KOGER REALTY SERVICES, INC. For 1999, income from Koger Realty Services, Inc. decreased $597,000, as compared to 1998, due primarily to an increase in the accrual for compensation expense related to a bonus plan which is based on KE's common stock price. Income from Koger Realty Services, Inc. increased $1,119,000 for 1998, as compared to 1997, due primarily to the decrease in the accrual for compensation expense related to a bonus plan.

         INTEREST REVENUES. For 1999, interest revenues remained basically unchanged from those earned in 1998. Interest revenues decreased $828,000 for 1998, as compared to 1997, due to the lower average balance of cash to invest.

         EXPENSES. Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. During 1999, property operations expense increased by $6,863,000 or 12.8 percent, compared to 1998, primarily due to (i) increases in property operations expense ($7,634,000) for properties acquired and construction completed during 1998 and 1999 and (ii) increases in real estate taxes. These increases were partially offset by the decrease in property operations expense ($1,993,000) for the properties sold during 1999. During 1998, property operations expense increased by $9,266,000 or
20.8 percent, compared to 1997, primarily due to (i) increases in property operations expense ($7,512,000) for the properties acquired and construction completed during 1997 and 1998, (ii) increased real estate taxes, (iii) increased utility costs and (iv) increased property management costs. For 1999, 1998 and 1997, property operations expense as a percentage of total rental revenues was 38.8 percent, 40.2 percent and 40.6 percent, respectively.

         Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 1999, depreciation expense increased $3,499,000 or 13.6 percent, compared to the prior year, due to the properties acquired and construction completed during 1998 and 1999. For 1998, depreciation expense increased $3,442,000 or 15.5 percent, compared to the prior year, due to the properties acquired and construction completed during 1997 and 1998.

         Amortization expense increased $434,000 during 1999, compared to 1998, due to deferred tenant costs incurred during 1999. For 1998, amortization expense increased $866,000, compared to 1997, due primarily to (i) financing costs incurred for increasing the secured revolving credit facility from $50 million to $100 million and (ii) deferred tenant costs incurred during 1998.

         Interest expense increased by $5,277,000 during 1999, compared to 1998, primarily due to the increase in the average balance of mortgages and loans payable. Compared to 1997, interest expense remained basically unchanged during 1998. During 1999, 1998, and 1997, the weighted average interest rate on the Company's variable rate loans was 6.7 percent, 7.0 percent and 8.0 percent, respectively. The Company's average outstanding amount under such loans during 1999, 1998, and 1997 was $95,277,000, $45,181,000 and $8,077,000, respectively.
During 1999, 1998, and 1997, the weighted average interest rate on the Company's fixed rate loans was 8.2 percent, 8.3 percent and 8.4 percent, respectively. The Company's average outstanding amount under its fixed rate loans during 1999, 1998, and 1997 was $225,391,000, $195,592,000 and $199,551,000, respectively.

         General and administrative expenses were 0.9 percent, 0.8 percent, and
1.0 percent of average invested assets for 1999, 1998 and 1997, respectively. For 1999, general and administrative expenses increased $1,680,000, compared to 1998, primarily due to increases in (i) legal and other professional fees, (ii) compensation expense and certain employee benefit accruals and (iii) franchise taxes. For 1998, general and administrative expenses increased $579,000, compared to 1997, primarily due to (i) increases in group insurance costs, (ii) costs for corporate office relocation and (iii) legal fees incurred for organization of KVP.

         Direct costs of management fees increased $64,000 during 1999, compared to 1998, due primarily to increased costs of providing construction management services. For 1998, direct costs of management fees decreased $528,000, compared to 1997, due to decreased costs associated with providing property management services for all management contracts.

         Other expenses increased $760,000 during 1999, compared to 1998, due to professional fees incurred for certain corporate strategic issues.

         Based on the proceeds received from the sale of the Miami land parcel and the Company's analysis of the fair value of the remaining land parcels held for sale during 1997, the Company reversed $379,000 of the provision for loss on land held for sale, which had been previously recorded.

         Management periodically reviews its investment in properties for evidence of other than temporary impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 1999, 1998 or 1997.

         OPERATING RESULTS. Net income totaled $36,586,000, $29,602,000 and $21,204,000 for 1999, 1998 and 1997, respectively. For 1999, net income increased $6,984,000 or 23.6 percent over the prior year due primarily to (i) the increase in rental revenues, which was partially offset by the increases in property operations expense, depreciation and amortization expense, interest expense and general and administrative expense and (ii) the increase in gain on sale or disposition of assets. For 1998, net income increased $8,398,000 or 39.6 percent over the prior year due primarily to (i) the increase in rental revenues, which was partially offset by the increases in property operations expense and depreciation and amortization expense and (ii) the increase in income from Koger Realty Services, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. During the year ended December 31, 1999, the Company generated approximately $65.5 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2000.

         The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions. As of December 31, 1999, approximately 96 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

         As of December 31, 1999, leases representing approximately 18.6 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 2000. This represents 869 leases for space in buildings located in 22 of the 25 Koger Centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 66 percent, 60 percent and 65 percent of the Company's net rentable square feet, which were scheduled to expire during 1999, 1998 and 1997, respectively. For those leases, which renewed during 1999, the average rental rate increased from $15.32 to $17.37. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2000 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

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

         Governmental tenants (including the State of Florida and the United States of America) which accounted for 19.3 percent of the Company's leased space as of December 31, 1999 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

         On January 1, 2000, the Company had a management contract for the management of eight commercial office properties. On March 31, 1999, the management agreement to manage these commercial office buildings owned by Centoff was automatically extended to March 31, 2000. This management agreement provides that, so long as no default has occurred, the management agreement will be automatically extended from year to year until such time as the management agreement is terminated. The Company earned fees of $846,000 for the management of these properties during 1999. At the end of 1999, Centoff terminated the management agreement with the Company related to eight commercial office buildings. The Company earned fees of $780,000 for the management and leasing of these properties during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. During 1999, the Company earned fees of $82,000 for the management of this building.

         INVESTING ACTIVITIES. At December 31, 1999, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During 1999, the Company's expenditures for improvements to existing properties increased by approximately $1.8 million from the prior year, primarily due to increases in expenditures for tenant improvements and building improvements. The Company purchased four buildings during 1999.

         During 1999, the Company completed the construction of six buildings, which contain 532,900 net rentable square feet. During 1998, the Company completed the construction of six buildings, which contain 503,300 net rentable square feet. During 1997, the Company completed the construction of two buildings, which contain 101,900 net rentable square feet. The Company has six buildings under construction, on approximately 33 acres of undeveloped land, which will contain approximately 476,400 net rentable square feet. Expenditures for construction of these six buildings are expected to total approximately $45.6 million, excluding land and tenant improvement costs.

         On November 1, 1999, the Company acquired four buildings, containing 431,000 net rentable square feet, located in Charlotte, North Carolina and Orlando, Florida for a purchase price of $64.1 million. During 1998, the Company acquired 20 buildings, containing 1,020,300 net rentable square feet, for a total purchase price of $121.9 million in four separate transactions. One of these transactions was structured as a contribution of the property to a down-REIT partnership (Koger-Vanguard Partners, L.P.), whose general partner is KE. In addition, KE acquired 70.3 acres of land for a total purchase price of $13.6 million. During 1997, the Company acquired 11 buildings, containing 717,900 net rentable square feet, for a total purchase price of $74.8 million in seven separate transactions. In addition, the Company acquired 5.9 acres of land for a purchase price of $0.5 million.

         On August 31, 1999, the Company sold the Jacksonville Central Center (containing 666,000 net rentable square feet and 1.4 acres of undeveloped land) and the Charlotte East Center (containing 468,900 net rentable square feet and 3.9 acres of undeveloped land) for approximately $68,761,000, net of selling costs. During 1997, the Company sold (i) 8.1 acres of unimproved land located in Miami, Florida for approximately $2,907,000, net of selling costs and (ii) 17.2 acres of unimproved land located in Richmond, Virginia for approximately $3,434,000, net of selling costs.

         FINANCING ACTIVITIES. The Company's primary external sources of cash are bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings are used by the Company to acquire buildings and land or to refinance debt. The Company has a $150 million secured revolving credit facility provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank.

         During 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock (the "Shares") and the Company repurchased 372,600 Shares for approximately $5.75 million. The Company repurchased 35,600 Shares for approximately $583,000 during 1998 and repurchased 54,000 Shares for approximately $852,000 during 1999.

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

         On March 27, 1998, the Company sold one million shares of its common stock to Wheat First Securities, Inc. for an aggregate sales price of $20.2 million. The Company applied approximately $15 million of the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 7.94 percent. During December 1997, the Company completed a public offering of 3.5 million shares of its common stock, three million shares of which were sold in an underwritten offering for an aggregate sales price of $60.75 million ($20.25 per share less an underwriting discount of $1.11 per share), and 500,000 of such shares were sold to AREIF II Realty Trust, Inc., an affiliate of Apollo Real Estate Fund II, L.P. (together referred to as "Apollo"), for an aggregate sales price of $9.57 million ($19.14 per share). The Company applied approximately $51.6 million of the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 8.6 percent.

         During 1999, the Company increased its non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern") by $45 million to a total of $235 million, which is secured by 11 office parks. This loan is divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent and (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent,
(iii) a tranche in the amount of $14.7 million which matures January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of 7.1 percent. Amortization with respect to this indebtedness is based on equal monthly installments over a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios.

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

         Loan maturities and normal amortization of mortgages and loans payable during the year 2000 are expected to total approximately $4.2 million. The Company believes that these obligations will be paid from cash provided by operations or from current cash balances. Significant maturities of the Company's mortgages and loans payable will begin in 2001.

         At December 31, 1999, the Company had 31 buildings (containing approximately 2.45 million net rentable square feet) which were unencumbered.

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

         This Annual Report on Form 10-K contains forward-looking statements, together with related data and projections, about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged involves changing and competitive markets and a high degree of risk, and there can be no assurance those forward-looking statements and projections will prove accurate. Accordingly, the Company hereby identifies the following important factors, which could cause the Company's actual performance and financial results to differ materially from any results, which might be projected, forecast, estimated or budgeted by the Company.

REAL ESTATE FINANCING RISKS

         EXISTING DEBT. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $351.5 million, all of which is secured by certain of the Company's properties. Approximately $255 million of such debt will mature before 2008, with the majority of the remaining balance maturing in 2009. The $150 million secured revolving credit facility ($94 million of which was outstanding at year end) matures in December 2001. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

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

         EXISTING LEVERAGE; NO LIMITATION ON DEBT. As of December 31, 1999, the debt to total market capitalization ratio of the Company was approximately 43 percent. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company. Accordingly, the Board of Directors could establish policies which would increase the Company's debt to total market capitalization ratio. If this action were taken, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and (b) could increase the risk of default on the Company's debt.

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

GEOGRAPHIC CONCENTRATION

         The Company's revenues and the value of its properties may be affected by a number of factors, including the regional and local economic climates of the metropolitan areas in which the Company's buildings are located (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and regional and local real estate conditions in such areas (such as oversupply of, or reduced demand for, office and other competing commercial properties). All of the Company's properties are located in the southeastern and southwestern United States. There is also the problem of over building in certain sub-markets located in markets which the Company currently serves. While the Company has avoided acquiring or developing property in these sub-markets such over built condition may move over into the sub-markets where the Company has property. The Company's performance and its ability to make distributions to its shareholders are, therefore, dependent on economic conditions in these market areas. The Company's historical growth has occurred during periods when the economy in the southeastern and southwestern United States has out-performed the national economy. There can be no assurance as to the continued growth of the economy in the southeastern and southwestern United States or the future growth rate of the Company.

RISING PETROLEUM COSTS

         Although the Company has not yet been adversely affected by the recent rise in oil prices, the increasing costs of gasoline may affect commuting patterns thereby adversely effecting the desirability of suburban office property like those owned by the Company.

RENEWAL OF LEASES AND RELETTING OF SPACE

         The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 18.7 percent and 19.3 percent of the total net rentable square feet leased in the Company's buildings will expire in 2000 and 2001, respectively. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, then the Company's cash flow and its ability to make expected distributions to its shareholders may be adversely affected.

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

         UNINSURED LOSS. The Company presently carries comprehensive liability, fire, and flood (where appropriate), extended coverage and rental loss insurance with respect to its properties, with policy specifications and insured limits customary for similar properties. There are, however, certain types of losses (such as from wars) that may be either uninsurable or not economically insurable. Should an uninsured loss or a loss exceeding policy limits occur, the Company could lose both its capital invested in, and anticipated profits from, one or more of its properties.

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

         RISKS INVOLVED IN PROPERTY OWNERSHIP THROUGH PARTNERSHIP AND JOINT VENTURES. Although the Company owns fee simple interests in all but 13 of its properties, in the future the Company could, if then permitted by the covenants in its loan agreements and its financial position, participate with other entities in property ownership through partnerships or joint ventures. KE is currently the general partner of Koger-Vanguard Partners, L.P., which owns 13 office buildings. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in property ownership, including the possibility that (a) the Company's partners or co-ventures might become bankrupt, (b) such partners or co-ventures might at any time have economic or other business interests or goals which are inconsistent with the business interests or goals of the Company, and (c) such partners or co-ventures may be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives, including the Company's policy to maintain its qualification as a REIT. The Company will, however, seek to maintain sufficient control of such participants or joint ventures to permit the Company's business objectives to be achieved. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

         IMPACT OF INFLATION. The Company may experience increases in its expenses, including debt service, as a result of inflation. The Company's exposure to inflationary cost increases in property level expenses is reduced by escalation clauses, which are included in most of its leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs (and, indirectly, real estate taxes) above expected levels at a time when it may not be possible for the Company to increase lease rates to offset such higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates.

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

CHANGES IN POLICIES WITHOUT SHAREHOLDER APPROVAL

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

INFORMATION SYSTEMS AND THE YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As dates in the year 2000 are required, such systems may be unable to accurately process certain date-based information. All significant accounting applications used by the Company are packaged software products licensed from various computer software companies. During 1998, the Company began implementing its existing plan to upgrade its significant accounting applications from DOS-based software to Windows-based software. As of July 1999, all of the Company's significant accounting applications had been upgraded to either Windows-based software or versions of DOS-based software, which are Year 2000 compliant.

         The Company completed an assessment of its critical building operating systems (HVAC, lighting, security and elevators) regarding Year 2000 Compliance. This assessment determined that the costs of dealing with timing devices which are not Year 2000 Compliant would not be material to the Company's financial position or results of operations. The

Company has experienced no material problems with its building operating systems during 2000. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

ADDITIONAL INFORMATION

         For additional disclosure of risk factors to which the Company is subject, see the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of December 31, 1999, the Company had $94 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $940,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                     PAGE NO.

Independent Auditors' Report.....................................       25

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1999
        and 1998.................................................       26

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 1999........................................       27

     Consolidated Statements of Changes in Shareholders'
        Equity for Each of the Three Years in the
          Period Ended December 31, 1999.........................       28

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 1999........................................       29

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 1999........................................       30

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 1999..............       40

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 1999.....................       41

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
February 18, 2000

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                 1999            1998
                                                              ---------       ---------
ASSETS
Real estate investments:
  Operating properties:
   Land                                                       $ 140,061       $ 137,047
   Buildings                                                    784,769         731,558
   Furniture and equipment                                        2,693           3,578
   Accumulated depreciation                                    (137,452)       (129,682)
                                                              ---------       ---------
     Operating properties - net                                 790,071         742,501
  Properties under construction:
    Land                                                          8,347          11,318
    Buildings                                                    41,912          31,562
  Undeveloped land held for investment                           16,034          19,272
  Undeveloped land held for sale, net of allowance                1,103           1,263
Cash and temporary investments                                       --           4,827
Accounts receivable, net of allowance for uncollectible
 accounts of $440 and $436                                       10,512           6,158
Investment in Koger Realty Services, Inc.                         2,319           1,661
Cost in excess of fair value of net assets acquired,
 net of accumulated amortization of $1,025 and $855               1,530           1,700
Other assets                                                     13,911          14,733
                                                              ---------       ---------
   TOTAL ASSETS                                               $ 885,739       $ 834,995
                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgages and loans payable                                 $ 351,528       $ 307,903
  Accounts payable                                               12,716          12,139
  Accrued real estate taxes payable                               1,383           4,407
  Accrued liabilities - other                                    13,162           9,288
  Dividends payable                                               9,370           7,971
  Advance rents and security deposits                             6,570           5,432
                                                              ---------       ---------
   Total Liabilities                                            394,729         347,140
                                                              ---------       ---------

Minority interest                                                23,184          23,092
                                                              ---------       ---------
Commitments and contingencies (Notes 2 and 10)

Shareholders' equity:
  Preferred stock, $.01 par value; 50,000,000  shares
   authorized; issued: none
  Common stock, $.01 par value; 100,000,000 shares
   authorized; issued: 28,756,121 and 28,559,751 shares;
   outstanding: 26,770,862 and 26,571,068 shares                    288             286
 Capital in excess of par value                                 457,945         454,988
 Retained earnings                                               30,546          30,020
 Treasury stock, at cost; 1,985,259 and 1,988,683 shares        (20,953)        (20,531)
                                                              ---------       ---------
    Total Shareholders' Equity                                  467,826         464,763
                                                              ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 885,739       $ 834,995
                                                              =========       =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              1999          1998           1997
                                                            --------      --------      ---------
REVENUES
 Rental                                                     $155,466      $133,076      $ 108,924
 Other rental services                                           687           587            577
 Management fees                                               2,384         2,277          2,637
 Income from Koger Realty Services, Inc.                       1,099         1,696            577
 Interest                                                        457           446          1,274
                                                            --------      --------      ---------
     Total revenues                                          160,093       138,082        113,989
                                                            --------      --------      ---------

EXPENSES
 Property operations                                          60,582        53,719         44,453
 Depreciation and amortization                                32,314        28,381         24,073
 Mortgage and loan interest                                   21,893        16,616         16,517
 General and administrative                                    8,633         6,953          6,374
 Direct cost of management fees                                1,432         1,368          1,896
 Other                                                         1,143           383            413
 Recovery of loss on land held for sale                           --            --           (379)
                                                            --------      --------      ---------
     Total expenses                                          125,997       107,420         93,347
                                                            --------      --------      ---------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
 ASSETS, INCOME TAXES, MINORITY INTEREST
 AND EXTRAORDINARY ITEM                                       34,096        30,662         20,642
Gain on sale or disposition of assets                          3,851            35          1,955
                                                            --------      --------      ---------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  EXTRAORDINARY ITEM                                          37,947        30,697         22,597
Income taxes                                                     187           956            935
                                                            --------      --------      ---------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM        37,760        29,741         21,662
Minority interest                                              1,174           139             --
                                                            --------      --------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                              36,586        29,602         21,662
Extraordinary loss on early retirement of debt                    --            --            458
                                                            --------      --------      ---------
NET INCOME                                                  $ 36,586      $ 29,602      $  21,204
                                                            ========      ========      =========

EARNINGS PER SHARE:
  Basic -
     Income before extraordinary item                       $   1.37      $   1.13      $    1.01
     Extraordinary loss                                           --            --          (0.02)
                                                            --------      --------      ---------
     Net Income                                             $   1.37      $   1.13      $    0.99
                                                            ========      ========      =========
  Diluted -
     Income before extraordinary item                       $   1.35      $   1.10      $    0.96
     Extraordinary loss                                           --            --          (0.02)
                                                            --------      --------      ---------
     Net Income                                             $   1.35      $   1.10      $    0.94
                                                            ========      ========      =========

WEIGHTED AVERAGE SHARES:
  Basic                                                       26,689        26,294         21,374
                                                            ========      ========      =========
  Diluted                                                     27,019        26,901         22,495
                                                            ========      ========      =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                                               CAPITAL                                                  TOTAL
                                       COMMON STOCK           IN EXCESS                                                 SHARE-
                                  ---------------------
                                   SHARES         PAR           OF PAR                     RETAINED     TREASURY       HOLDERS'
                                   ISSUED        VALUE          VALUE        WARRANTS      EARNINGS      STOCK          EQUITY
                                  --------      -------       ---------      --------      --------     --------       --------
BALANCE,
 DECEMBER 31, 1996                 23,560       $  236       $ 362,127       $ 2,243       $22,666      $(23,137)      $364,135
Common stock sold                   3,500           35          66,439                                       166         66,640
Treasury stock reissued                                            150                                       128            278
Treasury stock purchased                                                                                  (5,750)        (5,750)
Warrants redeemed                                                               (236)         (143)                        (379)
Warrants exercised                    994           10           9,945        (2,007)                                     7,948
Options exercised                     335            3           2,542                                       (22)         2,523
401(k) Plan contribution                                           248                                       195            443
Dividends declared                                                                         (12,780)                     (12,780)
Net income                                                                                  21,204                       21,204
                                  -------       ------       ---------       -------       -------      --------       --------

BALANCE,
 DECEMBER 31, 1997                 28,389          284         441,451             0        30,947       (28,420)       444,262

Common stock sold                                               12,104                                     8,430         20,534
Treasury stock purchased                                                                                    (583)          (583)
Options exercised                     171            2           1,307                                       (34)         1,275
401(k) Plan contribution                                           126                                        76            202
Dividends declared                                                                         (30,529)                     (30,529)
Net income                                                                                  29,602                       29,602
                                  -------       ------       ---------       -------       -------      --------       --------
BALANCE,
 DECEMBER 31, 1998                 28,560          286         454,988             0        30,020       (20,531)       464,763

Common stock sold                                                  207                                       235            442
Treasury stock reissued                                            123                                       162            285
Treasury stock purchased                                                                                    (852)          (852)
Options exercised                     174            2           2,120                                       (40)         2,082
Restricted stock issued                22                          368                                       (56)           312
401(k) Plan contribution                                           139                                       129            268
Dividends declared                                                                         (36,060)                     (36,060)
Net income                                                                                  36,586                       36,586
                                  -------       ------       ---------       -------       -------      --------       --------
BALANCE,
 DECEMBER 31, 1999                 28,756       $  288       $ 457,945       $     0       $30,546      $(20,953)      $467,826
                                  =======       ======       =========       =======       =======      ========       ========


See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              1999            1998            1997
                                                           ---------       ---------       ---------
OPERATING ACTIVITIES
 Net income                                                $  36,586       $  29,602       $  21,204
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               32,314          28,381          24,073
  Income from Koger Realty Services, Inc.                     (1,099)         (1,696)           (577)
  Provision for uncollectible accounts                           349             300             224
  Minority interest                                            1,174             139              --
  Gain on sale or disposition of assets                       (3,851)            (35)         (1,955)
  Loss on early retirement of debt                                --              --             458
  Recovery of loss on land held for sale                          --              --            (379)
  Amortization of mortgage discounts                              --              --              86
  Changes in assets and liabilities:
    Increase in accounts payable, accrued
       liabilities and other liabilities                       3,677           8,095           7,906
    Increase in accounts receivable and other assets          (3,665)         (1,735)           (842)
                                                           ---------       ---------       ---------
    Net cash provided by operating activities                 65,485          63,051          50,198
                                                           ---------       ---------       ---------
INVESTING ACTIVITIES
 Proceeds from sales of assets                                68,763              35           6,244
 Dividends received from Koger Realty Services, Inc.             441             507             364
 Property acquisitions                                       (64,158)        (83,337)        (75,774)
 Building construction expenditures                          (55,979)        (53,137)        (26,099)
 Tenant improvements to first generation space                (7,053)         (5,020)           (701)
 Tenant improvements to existing properties                  (13,204)        (11,655)         (7,513)
 Building improvements                                        (4,573)         (4,267)         (3,116)
 Energy management improvements                                 (245)           (283)           (572)
 Deferred tenant costs                                        (2,663)         (2,702)         (1,997)
 Additions to furniture and equipment                           (427)         (1,358)           (651)
                                                           ---------       ---------       ---------
    Net cash used in investing activities                    (79,098)       (161,217)       (109,815)
                                                           ---------       ---------       ---------
FINANCING ACTIVITIES
 Proceeds from mortgages and loans                           171,052         136,002          56,300
 Proceeds from sales of common stock                             442          20,534          66,640
 Proceeds from exercise of warrants and stock options          1,835           1,128          10,252
 Principal payments on mortgages and loans                  (127,427)        (40,749)        (77,749)
 Dividends paid                                              (34,661)        (28,910)         (7,473)
 Distributions paid to limited partners                       (1,082)             --              --
 Treasury stock purchased                                       (852)           (583)         (5,750)
 Warrants redeemed                                                --              --            (379)
 Financing costs                                                (521)         (1,384)           (984)
                                                           ---------       ---------       ---------
    Net cash provided by financing activities                  8,786          86,038          40,857
                                                           ---------       ---------       ---------
Net decrease in cash and cash equivalents                     (4,827)        (12,128)        (18,760)
Cash and cash equivalents - beginning of year                  4,827          16,955          35,715
                                                           ---------       ---------       ---------
Cash and cash equivalents - end of year                    $       0       $   4,827       $  16,955
                                                           =========       =========       =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         ORGANIZATION. Koger Equity, Inc. ("KE") was incorporated in Florida on June 21, 1988. KE has two wholly-owned subsidiaries, which are Southeast Properties Holding Corporation ("Southeast"), a Florida corporation, and Koger Real Estate Services, Inc. ("KRES"), a Florida corporation. Koger-Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner.

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

         Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value, the properties and related goodwill will be reduced to their fair value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties, which may have suffered an impairment in value. Management prepares estimates of future cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 1999, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

         MINORITY INTEREST. During October 1998, KE acquired a suburban office park for a purchase price of $52.3 million. The transaction was structured as a contribution of the property to KVP in exchange for limited partner units valued at $22.95 million. In connection with this transaction, KVP assumed $22.2 million of debt and received a contribution of $7.2 million from KE in exchange for general partner interests. The limited partner units are entitled to a cumulative preferred return, which approximates the average dividend rate on KE's shares. In addition, the limited partner units carry with them the right to redeem the units for common shares of KE on a one-unit-for-one-share basis or, at the option of KE, the units may be redeemed for cash. KE has reported KVP's assets, liabilities and operations in its consolidated financial statements. The limited partnership units and earnings thereon are reported as minority interests.

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

         REVENUE RECOGNITION. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rental revenues under leases which provide for material varying rents over their terms. For 1999, 1998 and 1997, the recognition of rental revenues on this basis for applicable leases increased rental revenues by $1,764,000, $1,335,000 and $454,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. Interest revenue is recognized on the accrual basis for interest-earning investments.

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

                                               1999      1998      1997
                                              ------    ------    ------
         Weighted average number of common
            shares outstanding - Basic        26,689    26,294    21,374
         Effect of dilutive securities:
             Stock options                       330       607       736
             Warrants                                                385
                                              ------    ------    ------
         Adjusted common shares - Diluted     27,019    26,901    22,495
                                              ======    ======    ======

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

         During 1997, the Company contributed 23,657 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $443,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1996. During 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. The Company assumed certain mortgage loans with outstanding balances of $30.7 million in conjunction with certain property acquisitions during 1998. In addition, KVP issued $22,953,000 of limited partner units in conjunction with a property acquisition during 1998. During 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999.

         For 1999, 1998 and 1997, total interest payments (net of amounts capitalized) were $21,353,000, $15,015,000 and $16,426,000, respectively, for the Company. Interest capitalized during 1999, 1998 and 1997 totaled $3,343,000, $2,974,000 and $914,000, respectively. For 1999, 1998 and 1997, payments for income taxes totaled $455,000, $1,233,000 and $690,000, respectively.

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

2.       TRANSACTIONS WITH RELATED PARTIES.

         Three directors were elected to the Company's Board of Directors under the terms of an agreement dated October 10, 1996 between the Company and an affiliate of Apollo Real Estate Investment Fund II, L.P. ("Apollo") pursuant to which Apollo purchased three million shares of common stock from the Company for $43.5 million ($14.50 per share). Such agreement granted to Apollo registration rights and a conditional exemption from certain of the Company's takeover defenses for a period of three years, which period ended on October 10, 1999.

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

3.       MORTGAGES AND LOANS PAYABLE.

         The Company has $235 million of non-recourse loans ($227.5 million of which was outstanding on December 31, 1999) with Northwestern Mutual Life Insurance Company ("Northwestern") which are secured by 11 office parks. These loans are divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of
8.33 percent, (iii) a tranche in the amount of $14.7 million which matures on January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of
7.1 percent. Monthly payments on this loan include principal amortization based on a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $324.1 million at December 31, 1999.

         The Company has a $150 million secured revolving credit facility ($94 million of which was outstanding on December 31, 1999) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. Based on the Company's election, the interest rate on this revolving credit facility (8.0 percent at December 31, 1999) will be either (i) the lender's LIBOR rate plus either 130, 145 or 160 basis points (depending on the Company's leverage ratio) or (ii) the lender's prime rate. Interest payments will be due monthly on this credit facility which has a term of three years. This credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends, and is collateralized by properties with a carrying value of approximately $226.7 million at December 31, 1999. This credit facility matures in December 2001.

         During 1998, the Company assumed other non-recourse loans with outstanding balances of $30.7 million ($30 million of which was outstanding on December 31, 1999) in conjunction with certain property acquisitions. The contractual interest rates on these loans range from 7.25 percent to 8.2 percent. Amortization with respect to this indebtedness is based on equal monthly installments based on 25-year amortization periods. These three loans mature in 2002, 2006 and 2021.

         The annual maturities of mortgages and loans payable, as of December 31, 1999, are summarized as follows:

                        YEAR ENDING                          AMOUNT
                        DECEMBER 31,                     (IN THOUSANDS)
                        ------------                     -------------
                        2000                                $  4,241
                        2001                                  98,606
                        2002                                  12,704
                        2003                                   5,202
                        2004                                   5,632
                        Subsequent Years                     225,143
                                                            --------
                           Total                            $351,528
                                                            ========

4.       LEASES.

         The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 1999, approximately 96 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

         The Company's leases are operating leases and expire at various dates through 2014. Minimum future rental revenues from leases in effect at December 31, 1999, determined without regard to renewal options, are summarized as follows:

                        YEAR ENDING                          AMOUNT
                        DECEMBER 31,                      (IN THOUSANDS)
                        ------------                      -------------
                        2000                                $139,616
                        2001                                 116,328
                        2002                                  94,899
                        2003                                  68,839
                        2004                                  43,624
                        Subsequent Years                     101,262
                                                            --------
                            Total                           $564,568
                                                            ========

         The above minimum future rental revenue does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $9,638,000, $4,724,000 and $2,850,000 for the years 1999, 1998, and 1997, respectively.

         At December 31, 1999, annualized rental revenues totaled approximately $16,534,000 for the State of Florida, when all of its departments and agencies which lease space in the Company's buildings were combined.

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

         INFORMATION CONCERNING OPTIONS GRANTED. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1999, 1998 and 1997 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                            1999              1998               1997
                                                         -----------       -----------       ----------
            Net income - As reported                     $36,586,000       $29,602,000       $21,204,000
                       - Pro forma                       $35,208,000       $27,688,000       $19,355,000
            Diluted earnings per share - As reported     $      1.35       $      1.10       $      0.94
                                       - Pro forma       $      1.30       $      1.03       $      0.86

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                           1999         1998       1997
                                                          ------       ------    -------
         1988 PLAN
              Dividend yield                                --           --        5.00%
              Expected volatility                           --           --       23.71%
              Risk-free interest rates                      --           --        5.94%
              Expected lives (months)                       --           --          38

                                                           1999         1998       1997
                                                          ------       ------    -------
         1993 PLAN, 1996 PLAN, 1998 PLAN AND OTHER
              Dividend yield                                --           6.50%     5.00%
              Expected volatility                           --          20.29%    23.71%
              Risk-free interest rates                      --           5.47%     6.11%
              Expected lives (months)                       --             67        65

         A summary of the status of fixed stock option grants as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                          1999                     1998                       1997
                                  -------------------      ---------------------      --------------------

                                             WEIGHTED                   WEIGHTED                  WEIGHTED
                                              AVERAGE                   AVERAGE                    AVERAGE
                                             EXERCISE                   EXERCISE                  EXERCISE
                                   OPTIONS     PRICE        OPTIONS      PRICE         OPTIONS      PRICE
                                  ---------  --------      ---------    --------      ---------   --------
Outstanding - beginning of year   2,514,721   $15.68       1,756,773     $11.98       1,928,959    $10.51
   Granted                               --       --         934,000      21.05         171,392     18.80
   Exercised                       (174,571)   10.74        (170,556)      6.80        (335,261)     6.94
   Expired                               --       --              --         --              --        --
   Forfeited                        (82,857)   18.17          (5,496)     19.81          (8,317)    14.85
                                  ---------                ---------                  --------
Outstanding - end of year         2,257,293   $15.97       2,514,721     $15.68       1,756,773    $11.98
                                  =========   ======       =========     ======       =========    ======


         There were no options granted during 1999. The weighted average fair values of options granted during 1998 and 1997 were $2.71 and $4.35 per option, respectively.

         The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                   EXERCISE                  OPTIONS                     OPTIONS           WEIGHTED AVERAGE
                     PRICE                 OUTSTANDING                 EXERCISABLE           REMAINING LIFE
                     -----                 -----------                 -----------           --------------
                                                                                               (Months)
                  $  7.5000                  130,700                      90,148                   60
                     7.6250                  346,933                     346,933                   42
                     8.1250                    3,600                       2,400                   64
                    11.5000                  135,464                     115,388                   65
                    15.3750                  631,214                     399,914                   83
                    19.1250                   10,000                       4,000                   91
                    19.8125                  101,882                      46,768                   91
                    20.0000                  428,000                      85,600                  104
                    21.2500                   25,000                      25,000                  101
                    21.5625                   36,500                       7,300                   97
                    21.8750                  283,000                      93,924                   98
                    22.8125                  125,000                      41,663                   98
                                           ---------                   ---------
                                           2,257,293                   1,259,038                   82
                                           =========                   =========                 ====

         Remaining non-exercisable options as of December 31, 1999 become exercisable as follows:

                                                         NUMBER
                                  YEAR                 OF OPTIONS
                                  ----                 ----------
                                  2000                  450,411
                                  2001                  353,544
                                  2002                  100,800
                                  2003                   93,500
                                                        -------
                                                        998,255
                                                        =======

         SHAREHOLDER RIGHTS PLAN. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 1999), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for a certain shareholder and its affiliates. See Note 2 for further discussion of this amendment.

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

         The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totaled approximately $54,700, $58,500 and $59,300 for 1999, 1998 and 1997, respectively. Through December 31, 1999, 115,349 Shares have been issued under the SIP.

7.       EMPLOYEE BENEFIT PLANS.

         The Company has a 401(k) plan (the "401(k) Plan") which permits contributions by employees. For 1997, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (9,197 Shares which had a value of approximately $202,000 on December 31, 1997). The contribution for 1997 was made during February 1998. For 1998, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (15,603 Shares which had a value of approximately $268,000 on December 31, 1998). The contribution for 1998 was made during February 1999. For 1999, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (15,358 Shares which had a value of approximately $259,000 on December 31, 1999). The contribution for 1999 was made on February 18, 2000.

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

         Net periodic pension cost for the SERP for 1999, 1998 and 1997 was as follows (in thousands):

                                                             1999     1998    1997
                                                            ------    ----    ----
         Service cost                                       $  182    $ 28    $ 25
         Interest cost                                         481     328     287
         Amortization of unrecognized prior service cost       418     203     203
         Amortization of unrecognized net loss                  39      67      41
                                                            ------    ----    ----
                Total                                       $1,120    $626    $556
                                                            ======    ====    ====

         Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

                                                            1999        1998       1997
                                                           ------      ------     ------
         Discount rate                                      7.5%        7.5%       7.5%
         Rate of increase in salary levels                  5.0%        5.0%       5.0%


         The following table provides a reconciliation of benefit obligations, the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 1999 and 1998 (in thousands):

                                                                  1999          1998
                                                                -------       -------
         Change in benefit obligation
            Benefit obligation at beginning of year             $ 4,681       $ 4,092
            Service cost                                            182            28
            Interest cost                                           481           328
            Amendments                                            1,788             0
            Actuarial (gain)/loss                                   (19)          339
            Benefits paid                                          (132)         (106)
                                                                -------       -------
            Benefit obligation at end of year                     6,981         4,681
                                                                =======       =======

         Change in plan assets
            Fair value of plan assets at beginning of year            0             0
            Expected return on plan assets                            0             0
            Employer contribution                                   132           106
            Benefits paid                                          (132)         (106)
                                                                -------       -------
            Fair value of plan assets at end of year                  0             0
                                                                =======       =======

         Funded status                                           (6,981)       (4,681)
         Unrecognized prior service cost                          3,257         1,888
         Unrecognized actuarial loss                              1,048         1,106
                                                                -------       -------
         Net amount recognized                                   (2,676)       (1,687)
                                                                =======       =======

         Amounts recognized in the statement of financial
          position consist of:
            Accrued benefit liability                            (2,676)       (1,687)
            Additional minimum liability                         (2,362)       (1,724)
            Intangible asset                                      2,362         1,724
                                                                -------       -------
            Net amount recognized                               $(2,676)      $(1,687)
                                                                =======       =======

8.       DIVIDENDS.

         During 1999, 1998 and 1997, the Company paid a total of $1.30, $1.10 and $0.35 per share of dividends, respectively. The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. During December 1999, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on February 3, 2000, to shareholders of record on December 31, 1999.

9.       FEDERAL INCOME TAXES.

         The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. For the year ended December 31, 1999, the Company's taxable income prior to the dividends paid deduction was approximately $34,661,000 (which equals the Company's 1999 dividends paid deduction). The Company's taxable income prior to the dividends paid deduction for the years ended December 31, 1998 and 1997 was approximately $28,910,000 and $7,473,000, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards. At December 31, 1999, the net book basis of the Company's assets and liabilities exceeded the net tax basis of assets and liabilities in the amount of approximately $37.3 million.

         The Company utilized approximately $1,901,000 and $15,610,000 of net operating loss carryforwards to reduce REIT taxable income for 1998 and 1997, respectively. The Company's net operating loss carryforward available to offset REIT taxable income for 1999 is approximately $5,020,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. For 1998 and 1997, the Company incurred alternative minimum taxes of approximately $380,000 and $603,000, respectively, and recorded a provision for alternative minimum taxes of approximately $135,000 for 1999.

10.      COMMITMENTS AND CONTINGENCIES.

         At December 31, 1999, the Company had commitments for the construction of buildings and improvements to existing buildings of approximately $10 million.

11.      SUBSEQUENT EVENTS (UNAUDITED).

         On February 17, 2000, the Company's Board of Directors (the "Board") approved a program to lend up to $2.5 million to executive officers and department heads for the purpose of exercising options. The loans will have a term of 60 months and will bear interest at 150 basis points over the applicable LIBOR rate. These loans will be recourse loans and will be collateralized by the stock obtained from the option exercise. In addition, each loan may not exceed 75 percent of the value of the collateral.

         On February 17, 2000, the Board adopted severance agreements for the three senior executive officers of the Company. These agreements provide for the following upon termination: (1) immediate vesting of all benefits under the Company's Supplemental Executive Retirement Plan; (2) immediate vesting of all options granted; and (3) severance payments (of approximately $3.7 million) based upon the formula of 300 percent of annual base salary plus the average annual bonus for the prior three years.

         Effective March 1, 2000, Thomas J. Crocker was appointed Chief Executive Officer and Robert E. Onisko was appointed Chief Financial Officer. In addition, Mr. Crocker was elected to the Company's Board of Directors.

         The Company granted options to purchase 1,146,000 shares of its common stock to certain key employees on February 17, 2000. All options were granted with an exercise price equal to the market value at the date of grant.

         In conjunction with the Company's plan to repurchase up to 2.65 million shares of its common stock, the Board granted to Thomas Crocker, Chief Executive Officer, the right to purchase up to 500,000 Shares and to Robert Onisko, Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased at the end of each month at the average price of the Shares repurchased by the Company during the month. In addition, the Company will loan up to 75 percent of the purchase price for these Shares to Mr. Crocker and Mr. Onisko. These loans will be collateralized by the Shares purchased and will be without recourse. The loan amount can not exceed 75 percent of the collateral value at any point in time. These loans will bear interest at 150 basis points over the applicable LIBOR rate.

12.   INTERIM FINANCIAL INFORMATION (UNAUDITED).

         Selected quarterly information for the two years in the period ended December 31, 1999 is presented below (in thousands except per share amounts):

                                     TOTAL                                 DILUTED
                                     RENTAL       TOTAL          NET      EARNINGS
        QUARTERS ENDED              REVENUES    REVENUES       INCOME     PER SHARE
        --------------              --------    --------       -------    ---------
        March 31, 1998              $30,335      $31,417       $ 7,664      $ .29
        June 30, 1998                32,384       33,658         6,961        .26
        September 30, 1998           34,476       35,315         7,738        .29
        December 31, 1998            36,468       37,692         7,239        .26
        March 31, 1999               38,121       39,372         8,750        .33
        June 30, 1999                39,062       39,446         8,124        .30
        September 30, 1999 (1)       39,157       40,458        11,538        .43
        December 31, 1999            39,813       40,817         8,174        .30

(1) The results for the quarter ended September 30, 1999 were affected by a gain on the sale of assets, which totaled $3,861.

                                                                     SCHEDULE II


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                                                           ADDITIONS
                                                                   -------------------------
                                                      BALANCE AT   CHARGED TO     CHARGED TO                    BALANCE AT
                                                     BEGINNING OF  COSTS AND        OTHER                         END OF
DESCRIPTION                                             PERIOD     EXPENSES        ACCOUNTS      DEDUCTIONS       PERIOD
----------------------------------------             ------------  ----------     ----------     ----------     -----------
1999
----
Allowance for uncollectible accounts                   $    436    $     349      $        0      $    345(a)     $    440
                                                       ========    =========      ==========      ========        ========
Valuation allowance - land held for sale               $    279    $       0      $        0      $      0        $    279
                                                       ========    =========      ==========      ========        ========


1998
----
Allowance for uncollectible accounts                   $    250    $     300       $       0      $    114(a)     $    436
                                                       ========    =========       =========      ========        ========
Valuation allowance - land held for sale               $    279    $       0       $       0      $      0        $    279
                                                       ========    =========       =========      ========        ========

1997
----
Allowance for uncollectible accounts                   $    231    $     224       $       0      $    205(a)     $    250
                                                       ========    =========       =========      ========        ========
Valuation allowance - land held for sale               $  1,020    $    (679)      $       0      $     62(b)     $    279
                                                       ========    =========       =========      =========       ========


(a) Receivable balance which was determined to be uncollectible and written-off in the applicable year.
(b) Land parcel was sold for which valuation allowance had been recorded.

                                                                    SCHEDULE III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                              COSTS CAPITALIZED
                                                                 SUBSEQUENT
                                         INITIAL COST          TO ACQUISITION               TOTAL COST
                                     -------------------    --------------------  ------------------------------      (d)
                                                 BLDGS &     IMPROVE    CARRYING              BLDGS &   (b)(c)       ACCUM.
CENTER/LOCATION                        LAND      IMPROV.      MENTS       COSTS     LAND      IMPROV.    TOTAL       DEPR.
---------------                      --------   --------    --------    --------  --------   --------   --------   --------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                   $ 12,800   $ 61,419    $ 13,420          $0  $ 12,800   $ 74,839   $ 87,639   $ 20,156
  ATLANTA GWINNETT                      1,763     12,669       1,194           0     1,763     13,863     15,626        818
  ATLANTA PERIMETER                     2,785     18,407         552           0     2,785     18,959     21,744      1,178
  AUSTIN                                4,274     13,650       4,192           0     4,274     17,842     22,116      4,657
  BIRMINGHAM COLONNADE                  6,054     33,689         292           0     6,054     33,981     40,035      1,502
  BIRMINGHAM RETAIL                     5,055      6,479          90           0     5,055      6,569     11,624        300
  CHARLOTTE CARMEL                      3,170     23,075       3,855           0     3,170     26,930     30,100      3,265
  CHARLOTTE UNIVERSITY                  3,132     20,003           0           0     3,132     20,003     23,135         85
  CHARLOTTE VANGUARD                    5,136     48,019         780           0     5,136     48,799     53,935      1,500
  EL PASO                               4,111     14,335       5,565           0     4,111     19,900     24,011      5,604
  GREENSBORO SOUTH                      6,384     38,700       6,821           0     6,384     45,521     51,905     11,105
  GREENSBORO WENDOVER                     691      6,391         547           0       691      6,938      7,629        244
  GREENVILLE PARK CENTRAL               1,237     12,377         923           0     1,237     13,300     14,537      1,022
  GREENVILLE ROPER MT.                  4,782     21,227       4,774           0     4,782     26,001     30,783      6,553
  JACKSONVILLE BAYMEADOWS              10,514     40,253       1,930           0    10,514     42,183     52,697      5,271
  JACKSONVILLE JTB                      4,189     25,932       1,528           0     4,189     27,460     31,649        543
  MEMPHIS GERMANTOWN                    7,017     32,368       4,362           0     7,017     36,730     43,747      7,888
  ORLANDO CENTRAL                       8,092     29,825       9,544           0     8,092     39,369     47,461     12,476
  ORLANDO LAKE MARY                     5,506     35,517           0           0     5,506     35,517     41,023        152
  ORLANDO UNIVERSITY                    4,163     17,221       2,668           0     4,163     19,889     24,052      3,339
  RICHMOND PARAGON                      1,422     15,144         890           0     1,422     16,034     17,456        895
  ST. PETERSBURG                        6,534     28,963       6,466           0     6,534     35,429     41,963      9,869
  SAN ANTONIO AIRPORT                   3,243     12,791         975           0     3,243     13,766     17,009      1,132
  SAN ANTONIO WEST                     11,068     37,882      13,247           0    11,068     51,129     62,197     13,610
  TALLAHASSEE                          10,624     59,536      10,280           0    10,624     69,816     80,440     17,188
  TULSA                                 6,315     17,134       5,456           0     6,315     22,590     28,905      6,336
                                     --------   --------    --------          --  --------   --------   --------   --------
         SUBTOTALS                    140,061    683,006     100,351           0   140,061    783,357    923,418    136,688
   FURNITURE & EQUIPMENT                           2,693                                        2,693      2,693        764
   IMPROVEMENTS IN PROGRESS                                    1,412                            1,412      1,412
                                     --------   --------    --------          --  --------   --------   --------   --------
       TOTAL OPERATING REAL ESTATE   $140,061   $685,699    $101,763          $0  $140,061   $787,462   $927,523   $137,452
                                     --------   --------    --------          --  --------   --------   --------   --------


                                         (a)
                                         MORT-         DATE          DEPRECIABLE
CENTER/LOCATION                          GAGES       ACQUIRED           LIFE
---------------                         -------    -------------    -------------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                      $      0     1988 - 1993     3 - 40 YRS.
  ATLANTA GWINNETT                             0     1993 - 1998     3 - 39 YRS.
  ATLANTA PERIMETER                            0        1997         3 - 39 YRS.
  AUSTIN                                  16,328     1990 - 1993     3 - 40 YRS.
  BIRMINGHAM COLONNADE                         0        1998         3 - 39 YRS.
  BIRMINGHAM RETAIL                            0        1998         3 - 39 YRS.
  CHARLOTTE CARMEL                             0     1993 - 1998     3 - 40 YRS.
  CHARLOTTE UNIVERSITY                         0        1999         3 - 39 YRS.
  CHARLOTTE VANGUARD                      21,788        1998         3 - 40 YRS.
  EL PASO                                  8,645     1990 - 1999     3 - 40 YRS.
  GREENSBORO SOUTH                             0     1988 - 1993     3 - 40 YRS.
  GREENSBORO WENDOVER                          0     1993 - 1999     3 - 39 YRS.
  GREENVILLE PARK CENTRAL                      0        1997         3 - 39 YRS.
  GREENVILLE ROPER MT.                    14,456     1988 - 1998     3 - 40 YRS.
  JACKSONVILLE BAYMEADOWS                 38,086     1993 - 1998     3 - 40 YRS.
  JACKSONVILLE JTB                             0     1997 - 1999     3 - 39 YRS.
  MEMPHIS GERMANTOWN                      25,064     1988 - 1998     3 - 40 YRS.
  ORLANDO CENTRAL                         24,012     1988 - 1993     3 - 40 YRS.
  ORLANDO LAKE MARY                            0        1999         3 - 39 YRS.
  ORLANDO UNIVERSITY                      14,665     1990 - 1999     3 - 40 YRS.
  RICHMOND PARAGON                         8,232        1998         3 - 39 YRS.
  ST. PETERSBURG                          19,234     1988 - 1993     3 - 40 YRS.
  SAN ANTONIO AIRPORT                          0        1997         3 - 39 YRS.
  SAN ANTONIO WEST                        22,600     1990 - 1999     3 - 40 YRS.
  TALLAHASSEE                             44,418     1988 - 1997     3 - 40 YRS.
  TULSA                                        0     1990 - 1993     3 - 40 YRS.
                                        --------
         SUBTOTALS                       257,528
   FURNITURE & EQUIPMENT                                             3 - 15 YRS.
   IMPROVEMENTS IN PROGRESS
                                        --------
       TOTAL OPERATING REAL ESTATE      $257,528
                                        --------

                                                                    SCHEDULE III

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                          COSTS CAPITALIZED
                                                             SUBSEQUENT
                                      INITIAL COST          TO ACQUISITION                TOTAL COST
                                  -------------------    --------------------  -----------------------------      (d)
                                              BLDGS &    IMPROVE-   CARRYING               BLDGS &   (b)(c)      ACCUM.
CENTER/LOCATION                     LAND      IMPROV.     MENTS      COSTS       LAND      IMPROV.    TOTAL       DEPR.
---------------                   -------    --------    --------   ---------  -------    --------   -------    --------
PROPERTIES UNDER CONSTRUCTION:
 ATLANTA CHAMBLEE                 $  1,867   $  7,103    $      0     $    0   $  1,867   $  7,103   $  8,970   $      0
 ATLANTA GWINNETT                    1,337      7,291           0          0      1,337      7,291      8,628          0
 BIRMINGHAM COLONNADE                2,232     10,948           0          0      2,232     10,948     13,180          0
 GREENVILLE PARK CENTRAL                 0        112           0          0          0        112        112          0
 JACKSONVILLE JTB                        0      2,265           0          0          0      2,265      2,265          0
 MEMPHIS GERMANTOWN                  1,455      5,976           0          0      1,455      5,976      7,431          0
 ORLANDO UNIVERSITY                    855      3,138           0          0        855      3,138      3,993          0
 ST. PETERSBURG                        601      5,079           0          0        601      5,079      5,680          0
                                  --------   --------    --------     ------   --------   --------   --------   --------
     TOTAL UNDER CONSTRUCTION        8,347     41,912           0          0      8,347     41,912     50,259          0
                                  --------   --------    --------     ------   --------   --------   --------   --------

UNIMPROVED LAND:
 ATLANTA GWINNETT                    3,743          0           0          0      3,743          0      3,743          0
 BIRMINGHAM COLONNADE                4,886          0           0          0      4,886          0      4,886          0
 CHARLOTTE CARMEL                      991          0           0          0        991          0        991          0
 CHARLOTTE VANGUARD                  1,516          0           0          0      1,516          0      1,516          0
 COLUMBIA SPRING VALLEY                 76          0           0          0         76          0         76          0
 GREENSBORO WENDOVER                   800          0           0          0        800          0        800          0
 GREENVILLE PARK CENTRAL               438          0           0          0        438          0        438          0
 JACKSONVILLE JTB                    1,366          0           0          0      1,366          0      1,366          0
 ORLANDO CENTRAL                       822          0           0          0        822          0        822          0
 ORLANDO UNIVERSITY                    762          0           0          0        762          0        762          0
 RICHMOND SOUTH                        481          0           0          0        481          0        481          0
 ST. PETERSBURG                        710          0           0          0        710          0        710          0
 TULSA                                 546          0           0          0        546          0        546          0
                                  --------   --------    --------     ------   --------   --------   --------   --------
    TOTAL UNIMPROVED LAND           17,137          0           0          0     17,137          0     17,137          0
                                  --------   --------    --------     ------   --------   --------   --------   --------
        TOTAL                     $165,545   $727,611    $101,763     $    0   $165,545   $829,374   $994,919   $137,452
                                  ========   ========    ========     ======   ========   ========   ========   ========





                                       (a)
                                      MORT-        DATE       DEPRECIABLE
CENTER/LOCATION                       GAGES      ACQUIRED        LIFE
---------------                     ---------   ----------    ------------
PROPERTIES UNDER CONSTRUCTION:
 ATLANTA CHAMBLEE                   $      0
 ATLANTA GWINNETT
 BIRMINGHAM COLONNADE                      0
 GREENVILLE PARK CENTRAL                   0
 JACKSONVILLE JTB                          0
 MEMPHIS GERMANTOWN                        0
 ORLANDO UNIVERSITY                        0
 ST. PETERSBURG                            0
                                    --------
     TOTAL UNDER CONSTRUCTION              0
                                    --------

UNIMPROVED LAND:
 ATLANTA GWINNETT                          0        1993
 BIRMINGHAM COLONNADE                      0        1998
 CHARLOTTE CARMEL                          0        1993
 CHARLOTTE VANGUARD                        0        1998
 COLUMBIA SPRING VALLEY                    0        1993
 GREENSBORO WENDOVER                       0        1993
 GREENVILLE PARK CENTRAL                   0        1997
 JACKSONVILLE JTB                          0        1998
 ORLANDO CENTRAL                           0        1989
 ORLANDO UNIVERSITY                        0        1993
 RICHMOND SOUTH                            0        1993
 ST. PETERSBURG                            0        1993
 TULSA                                     0        1993
                                    --------
    TOTAL UNIMPROVED LAND                  0
                                    --------
        TOTAL                       $257,528
                                    ========


                                                                    SCHEDULE III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)


(a) At December 31, 1999, the outstanding balance of mortgages payable was $257,528. In addition, the Company has a secured revolving credit facility with variable interest rates which is collaterialized by mortgages on a pool of buildings. At December 31, 1999, the outstanding balance of the secured revolving credit facility was $94,000.
(b) Aggregate cost basis for Federal income tax purposes was $1,016,626 at December 31, 1999.
(c) Reconciliation of total real estate carrying value for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                     1999            1998            1997
                                                                  ---------       ---------       ---------
              Balance at beginning of year                        $ 935,598       $ 723,596       $ 613,093
                Acquisitions and construction                       120,564         191,472         102,524
                Improvements                                         25,075          21,225          11,902
                Sale of unimproved land                                (628)             --          (4,287)
                Sale or disposition of operating real estate        (85,690)           (695)            (15)
                Recovery of loss - land parcels                          --              --             379
                                                                  ---------       ---------       ---------
              Balance at close of year                            $ 994,919       $ 935,598       $ 723,596
                                                                  =========       =========       =========

(d) Reconciliation of accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                     1999            1998            1997
                                                                  ---------       ---------       ---------
              Balance at beginning of year                        $ 129,682       $ 104,700       $  82,478
               Depreciation expense:
               Operating real estate                                 28,800          25,146          21,795
               Furniture and equipment                                  376             531             440
               Sale or disposition of operating real estate         (21,406)           (695)            (13)
                                                                  ---------       ---------       ---------

              Balance at close of year                            $ 137,452       $ 129,682       $ 104,700
                                                                  =========       =========       =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "2000 Proxy Statement") and is incorporated herein by reference.

         The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

Victor A. Hughes, Jr. ..................  Chairman of the Board
Thomas J. Crocker.......................  Chief Executive Officer and Director
James C. Teagle.........................  President, Chief Operating Officer and Director
Robert E. Onisko........................  Chief Financial Officer
Robert N. Bridger.......................  Senior Vice President
W. Lawrence Jenkins ....................  Vice President of Administration and Corporate Secretary
James L. Stephens.......................  Vice President and Chief Accounting Officer

         Mr. Hughes, age 64, was elected Chairman of the Board on June 21, 1996. He also served as Chief Executive Officer from June 21, 1996 to February 29, 2000. He held the position of Chief Financial Officer of the Company from March 31, 1991 to April 1, 1998, and the position of President from August 22, 1995 to November 14, 1997. Mr. Hughes also held the position of Senior Vice President of the Company from May 20, 1991 to August 21, 1995. Mr. Hughes was elected to the Board of Directors of the Company on July 27, 1992.

         Mr. Crocker, age 46, became Chief Executive Officer of the Company on March 1, 2000, and was elected to the Board of Directors of the Company on February 17, 2000. He previously held the position of Chief Executive Officer of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to February 29, 2000, and Chief Executive Officer of Crocker & Associates, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Crocker served as Chairman and Chief Executive Officer of Crocker Realty Trust, Inc., a public real estate investment trust, from July 1, 1995 to June 30, 1996. Mr. Crocker also served as Chairman and Chief Executive Officer of Crocker Realty Investors, Inc., a public real estate investment trust, from September 30, 1993 to July 1, 1995. Mr. Crocker was Chief Executive Officer of Crocker & Sons, Inc., a private real estate company, from January 1, 1995 to June 30, 1995.

         Mr. Teagle, age 58, was elected President on November 14, 1997, and has been Chief Operating Officer of the Company since June 21, 1996. He previously held the positions of Executive Vice President from June 21, 1996 to November 14, 1997, Senior Vice President from May 10, 1994 to June 21, 1996, and Vice President from December 21, 1993 to May 10, 1994. Mr. Teagle was elected to the Board of Directors of the Company on October 10, 1996.

         Mr. Onisko, age 52, became Chief Financial Officer of the Company on March 1, 2000. He previously held the position of Secretary and Treasurer of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to February 29, 2000. From July 1996 to November 1997, Mr. Onisko served as Secretary and Treasurer of Crocker & Associates, L.P., a private real estate limited partnership. He was Executive Vice President, Chief Financial Officer and Secretary of Crocker Realty Trust, Inc., a public real estate investment trust, from July 1, 1995 to June 30, 1996. From January 1, 1995 to June 30, 1995, he served as Executive Vice President and Chief Financial Officer of Crocker Realty Investors, Inc., a private real estate investment trust, and as Executive Vice President of Crocker & Sons, Inc., a private real estate company.

         Mr. Bridger, age 63, was elected Senior Vice President of Development on November 14, 1997. He had held the position of Vice President since May 10, 1994.

         Mr. Jenkins, age 56, has been the Corporate Secretary of the Company since December 21, 1993, and Vice President of the Company since May 10, 1994.

         Mr. Stephens, age 42, has been Vice President of the Company since May 7, 1996, and was the Treasurer of the Company from March 31, 1991 to May 7, 1996. He has served as Chief Accounting Officer of the Company since March 31, 1991.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, the Company's executive officers and directors complied with all Section 16(a) filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 2000 Proxy Statement (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation").

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 2000 Proxy Statement. The beneficial ownership of common stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 2000 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 2000 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      (a)(1) See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report.
         (2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 40 through 43 in this Form.
      (b)      Reports on Form 8-K:
               On November 17, 1999, the Company filed a Form 8-K (dated September 2, 1999) reporting under Item 5, Other Events, that the Company was filing copies of loan documents dated as of September 2, 1999 evidencing a $45 million secured loan with Northwestern Mutual Life Insurance Company and providing under Item 7, Financial Statements and Exhibits, copies of the loan documents evidencing the $45 million secured loan.

      (c)      The following exhibits are filed as part of this report:

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
1                   Underwriting Agreement dated December 12, 1997, between
                    Koger Equity, Inc. and J.P. Morgan Securities, Inc., Bear
                    Stearns and Company, Inc. and BT Alex Brown Incorporated, as
                    Representatives of the several underwriters. Incorporated by reference to Exhibit 1 of the Form 8-K, dated December 12,
                    1997, filed by the Registrant on December 15, 1997 (File No.
                    1-9997).
1(a)                Underwriting Agreement dated March 24, 1998, between Koger
                    Equity, Inc. and Wheat, First Securities, Inc. Incorporated
                    by reference to Exhibit 1 of the Form 8-K, dated March 24,
                    1998, filed by the Registrant on March 30, 1998 (File No.
                    1-9997).
2                   Agreement and Plan of Merger, dated as of December 21, 1993 between the Company and Koger Properties, Inc. Incorporated by reference to Exhibit 2 of Form 10-K filed by the
                    Registrant for the period ended December 31, 1993 (File No.
                    1-9997).
3(a)                Amended and Restated Articles of Incorporation of Koger
                    Equity, Inc. Incorporated by reference to Exhibit 3 of the
                    Form 8-K, dated May 10, 1994, filed by the Registrant on
                    June 17, 1994 (File No. 1-9997).
3(a)(1)             Articles of Amendment and Restatement of Articles of
                    Incorporation of Koger Equity, Inc., dated May 20, 1999.
                    Incorporated by reference to Exhibit (3)(a)(1) of the Form
                    10-Q filed by the Registrant for the quarter ended June 30,
                    1999 (File No. 1-9997).
3(b)                Koger Equity, Inc. By Laws, as Amended and Restated on May
                    20, 1999. Incorporated by reference to Exhibit 3(b) of the
                    Form 10-Q filed by the Registrant for the quarter ended June
                    30, 1999 (File No. 1-9997).
4(a)                Common Stock Certificate of Koger Equity, Inc. Incorporated
                    by reference to Exhibit 4(a) to Registration Statement on
                    Form S-11 (Registration No. 33-22890).
4(b)(1)(A)          Koger Equity, Inc. Rights Agreement (the "Rights Agreement")
                    dated as of September 30, 1990 between the Company and
                    Wachovia Bank and Trust Company, N.A. as Rights Agent
                    ("Wachovia"). Incorporated by reference to Exhibit 1 to a
                    Registration Statement on Form 8-A, dated October 3, 1990
                    (File No. 1-9997).
4(b)(1)(B)          First Amendment to the Rights Agreement, dated as of March
                    22, 1993, between the Company and First Union National Bank of North Carolina, as Rights Agent ("First Union"), entered into for the purpose of replacing Wachovia. Incorporated by reference to Exhibit 4(b)(4) of the Form 10-Q filed by the
                    Registrant for the quarter ended March 31, 1993 (File No.
                    1-9997).
4(b)(1)(C)          Second Amendment to the Rights Agreement, dated as of
                    December 21, 1993, between the Company and First Union.
                    Incorporated by reference to Exhibit 5 to an Amendment on
                    Form 8-A/A, dated December 21, 1993, to a Registration
                    Statement of the Registrant on Form 8-A, dated October 3,
                    1990 (File No. 1-9997).
4(b)(1)(D)          Third Amendment to Rights Agreement, dated as of October 10,
                    1996, between Koger Equity, Inc. and First Union.
                    Incorporated by reference to Exhibit 6 to an Amendment on
                    Form 8-A/A, dated November 7, 1996, to a Registration
                    Statement of the Registrant on Form 8-A, dated October 3,
                    1990 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
4(b)(1)(E)          Fourth Amendment to Rights Agreement, dated as of February
                    27, 1997, between Koger Equity, Inc. and First Union.
                    Incorporated by reference to Exhibit 8 to an Amendment on
                    Form 8-A/A, dated March 17, 1997, to a Registration
                    Statement of the Registrant on Form 8-A, dated October 3,
                    1990 (File No. 1-9997).
4(b)(1)(F)          Fifth Amendment to Rights Agreement, dated as of November
                    23, 1999, between Koger Equity, Inc. and Norwest Bank
                    Minnesota, National Association, as successor Rights Agent.
                    Incorporated by reference to Exhibit 11 to an Amendment on
                    Form 8-A/A, dated November 23, 1999, to a Registration
                    Statement of the Registrant on Form 8-A, dated October 3,
                    1990 (File No. 1-9997).
4(b)(2)             Form of Common Stock Purchase Rights Certificate (attached as Exhibit A to the Rights Agreement). Pursuant to the
                    Rights Agreement, printed Common Stock Purchase Rights
                    Certificates will not be mailed until the Distribution Date
                    (as defined in the Rights Agreement).
4(b)(3)             Summary of Common Stock Purchase Rights (attached as Exhibit
                    B to the Rights Agreement, Exhibit 4(b)(1)(A)).
4(c)(1)             Warrant Agreement, dated as of December 21, 1993, between
                    the Company and First Union (the "Warrant Agreement").
                    Incorporated by reference to Exhibit 2 to an Amendment on
                    Form 8-A/A, dated December 21, 1993, to a Registration
                    Statement on Form 8-A, dated September 30, 1993 (File No.
                    1-9997).
4(c)(2)             Form of a Common Share Purchase Warrant issued pursuant to the Warrant Agreement. Incorporated by reference to Exhibit
                    1 to an Amendment on Form 8-A/A, dated December 21, 1993, to a Registration Statement on Form 8-A, dated September 30,
                    1993 (File No. 1-9997).
10(a)(1)(A)         Koger Equity, Inc. Amended and Restated 1988 Stock Option
                    Plan. Incorporated by reference to Exhibit 10(e)(1)(A) of
                    Form 10-Q filed by the Registrant for the quarter ended June
                    30, 1992 (File No. 1-9997).
10(a)(1)(B)         Form of Stock Option Agreement pursuant to Koger Equity,
                    Inc. Amended and Restated 1988 Stock Option Plan.
                    Incorporated by reference to Exhibit 10(e)(2)(A) of Form
                    10-Q filed by the Registrant for the quarter ended June 30,
                    1992 (File No. 1-9997).
10(a)(1)(C)         Form of Amendment to Stock Option Agreement pursuant to
                    Koger Equity, Inc. Amended and Restated 1988 Stock Option
                    Plan. Incorporated by reference to Exhibit 10(a)(1)(C) of
                    Form 10-K filed by the Registrant for the period ended
                    December 31, 1996 (File No. 1-9997).
10(a)(2)(A)         Koger Equity, Inc. 1993 Stock Option Plan. Incorporated by
                    reference to Exhibit II to Registrant's Proxy Statement
                    dated June 30, 1993 (File No. 1-9997).
10(a)(2)(B)         Form of Stock Option Agreement pursuant to Koger Equity,
                    Inc. 1993 Stock Option Plan. Incorporated by reference to
                    Exhibit 10(e)(3)(B) of Form 10-K filed by the Registrant for the period ended December 31, 1994 (File No. 1-9997).
10(a)(2)(C)         Form of Amendment to Stock Option Agreement pursuant to
                    Koger Equity, Inc. 1993 Stock Option Plan. Incorporated by
                    reference to Exhibit 10(a)(2)(C) of Form 10-K filed by the
                    Registrant for the period ended December 31, 1996 (File No.
                    1-9997).
10(a)(3)(A)         Koger Equity, Inc. 1996 Stock Option Plan. Incorporated by
                    reference to Exhibit 10(a)(3)(A) of Form 10-K filed by the
                    Registrant for the period ended December 31, 1996 (File No.
                    1-9997).
10(a)(3)(B)         Form of Stock Option Agreement pursuant to Koger Equity,
                    Inc. 1996 Stock Option Plan. Incorporated by reference to
                    Exhibit 10(a)(3)(B) of Form 10-K filed by the Registrant for the period ended December 31, 1996 (File No. 1-9997).
10(a)(4)            Form of Koger Equity, Inc. Restricted Stock Award effective as of May 1, 1999. Incorporated by reference to Exhibit
                    10(a) on Form 10-Q filed by the Registrant for the quarter ended June 30, 1999 (File No. 1-9997).
10(b)(1)            Shareholders Agreement, dated August 9, 1993, between the
                    Company and TCW Special Credits, a California general
                    partnership. Incorporated by reference to Exhibit 10(o) of
                    Form 10-K filed by the Registrant for the period ended
                    December 31, 1993 (File No. 1-9997).
10(b)(2)            Registration Rights Agreement, dated as of August 9, 1993, between the Company and TCW Special Credits, a California
                    general partnership. Incorporated by reference to Exhibit
                    10(p) of Form 10-K filed by the Registrant for the period
                    ended December 31, 1993 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10(c)               License Agreement, dated as of July 28, 1995, between Koger
                    Equity, Inc. and Koger Realty Services, Inc. Incorporated by
                    reference to Exhibit 10(v) of Form 10-Q filed by the
                    Registrant for the quarter ended June 30, 1995 (File No.
                    1-9997).
10(d)(1)            Amended and Restated Supplemental Executive Retirement Plan,
                    effective as of May 20, 1999. Incorporated by reference to
                    Exhibit 10(b) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1999 (File No. 1-9997).
10(d)(2)            Amendment No. 1 to Supplemental Executive Retirement Plan,
                    effective June 21, 1996. Incorporated by reference to
                    Exhibit 10(d)(2) of Form 10-K filed by the Registrant for
                    the period ended December 31, 1997 (File No. 1-9997).
10(d)(3)            Amendment No. 2 to Supplemental Executive Retirement Plan,
                    effective May 19, 1998. Incorporated by reference to Exhibit
                    10(d)(3) of Form 10-K filed by the Registrant for the period ended December 31, 1998 (File No. 1-9997).
10(d)(4)            Amendment No. 3 to Supplemental Executive Retirement Plan,
                    effective May 19, 1998. Incorporated by reference to Exhibit
                    10(d)(4) of the Form 10-K filed by the Registrant for the
                    period ended December 31, 1998 (File No. 1-9997).
10(e)               Form of Indemnification Agreement between Koger Equity, Inc.
                    and its Directors and certain of its officers. Incorporated by reference to Exhibit 10(x) of Form 10-K filed by the
                    Registrant for the year ended December 31, 1995 (File No.
                    1-9997).
10(f)(1)            Amended and Restated Employment Agreement between Koger
                    Equity, Inc. and Victor A. Hughes, Jr. effective as of April
                    1, 1998. Incorporated by reference to Exhibit 10(f)(1) of
                    Form 10-K filed by the Registrant for the period ended
                    December 31, 1998 (File No. 1-9997).
10(f)(2)            Amended and Restated Employment Agreement between Koger
                    Equity, Inc. and James C. Teagle, effective as of April 1,
                    1998. Incorporated by reference to Exhibit 10(f)(2) of Form
                    10-K filed by the Registrant for the period ended December
                    31, 1998 (File No. 1-9997).
10(f)(3)            Employment Agreement between Koger Equity, Inc. and David B.
                    Hiley, effective as of April 1, 1998. Incorporated by
                    reference to Exhibit 10(f)(3) of Form 10-K filed by the
                    Registrant for the period ended December 31, 1998 (File No.
                    1-9997).
10(f)(4)            Change of Control Agreement between Koger Equity, Inc. and
                    Victor A. Hughes, Jr., effective as of May 20, 1999.
                    Incorporated by reference to Exhibit 10(c) of Form 10-Q
                    filed by the Registrant for the quarter ended June 30, 1999
                    (File No. 1-9997).
10(f)(5)            Change of Control Agreement between Koger Equity, Inc. and
                    James C. Teagle, effective as of May 20, 1999. Incorporated by reference to Exhibit 10(d) of Form 10-Q filed by the
                    Registrant for the quarter ended June 30, 1999 (File No.
                    1-9997).
10(f)(6)            Change of Control Agreement between Koger Equity, Inc. and
                    David B. Hiley, effective as of May 20, 1999. Incorporated by reference to Exhibit 10(e) of Form 10-Q filed by the
                    Registrant for the quarter ended June 30, 1999 (File No.
                    1-9997).
10(g)(1)(A)         Stock Purchase Agreement, dated as of October 10, 1996,
                    between Koger Equity, Inc. and AP-KEI Holdings, LLC, a
                    Delaware limited liability company. Incorporated by
                    reference to Exhibit 7 to an Amendment on Form 8-A/A, dated
                    November 7, 1996, to a Registration Statement of the
                    Registrant on Form 8-A, dated October 3, 1990 (File No.
                    1-9997).
10(g)(1)(B)         Registration Rights Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC, a
                    Delaware limited liability company. Incorporated by
                    reference to Exhibit A of the Stock Purchase Agreement,
                    dated as of October 10, 1996, between Koger Equity, Inc. and
                    AP-KEI Holdings, LLC, which is Exhibit 7 to an Amendment on
                    Form 8-A/A, dated November 7, 1996, to a Registration
                    Statement on Form 8-A, dated October 3, 1990 (File No.
                    1-9997).

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

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

10(g)(3)            Purchase Agreement, dated December 12, 1997, between Koger
                    Equity, Inc. and AREIF II Realty Trust, Inc. Incorporated by reference to Exhibit 10 of the Form 8-K, dated December 12,
                    1997, filed by the Registrant on December 15, 1997 (File No.
                    1-9997).
10(h)               Consulting Agreement, dated as of June 21, 1996, between
                    Koger Equity, Inc. and Irvin H. Davis. Incorporated by reference to Exhibit 10(ab) of Form 10-Q filed by the Registrant for the quarter ended September 30, 1996 (File
                    No. 1-9997).

10(j)(1)            Loan Application, dated July 29, 1996, by Koger Equity, Inc.
                    to The Northwestern Mutual Life Insurance Company.
                    Incorporated by reference to Exhibit 10(j)(1) on Form 8-K, dated December 16, 1996, filed by the Registrant on March
                    10, 1997 (File No. 1-9997).
10(j)(2)(A)         Koger Equity, Inc. Tranche A Promissory Note, dated December
                    16, 1996, in the principal amount of $100,500,000 payable to
                    The Northwestern Mutual Life Insurance Company. Incorporated
                    by reference to Exhibit 10(j)(2)(A) on Form 8-K, dated
                    December 16, 1996, filed by the Registrant on March 10, 1997
                    (File No. 1-19997.
10(j)(2)(B)         Koger Equity, Inc. Tranche B Promissory
                    Note, dated December 16, 1996, in the principal amount of
                    $89,500,000 payable to The Northwestern Mutual Life
                    Insurance Company. Incorporated by reference to Exhibit
                    10(j)(2)(B) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
10(j)(2)(C)         Koger Equity, Inc. Tranche C Promissory
                    Note, dated September 2, 1999, in the principal amount of
                    $14,700,000 payable to The Northwestern Mutual Life
                    Insurance Company. Incorporated by reference to Exhibit
10(j)(6)            on Form 8-K, dated September 2, 1999, filed by the
                    Registrant on November 17, 1999 (File No. 1-9997)
10(j)(2)(D)         Koger Equity, Inc. Tranche D Promissory
                    Note, dated September 2, 1999, in the principal amount of
                    $30,300,000 payable to The Northwestern Mutual Life
                    Insurance Company. Incorporated by reference to Exhibit
10(j)(7)            on Form 8-K, dated September 2, 1999, filed by the
                    Registrant on November 17, 1999 (File No. 1-9997).
10(j)(3)(A)         Master Lien Instrument from Koger
                    Equity, Inc. to The Northwestern Mutual Life Insurance
                    Company, dated December 16, 1996, (1) with Mortgage and
                    Security Agreement for Duval, Leon, Orange and Pinellas
                    Counties, Florida and (2) with Deed of Trust and Security
                    Agreement for Greenville County, South Carolina, Shelby
                    County, Tennessee and Bexar, El Paso and Travis Counties,
                    Texas. Incorporated by reference to Exhibit 10(j)(3)(A) on
                    Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997). 10(j)(3)(B) Absolute
                    Assignment of Leases and Rents from Koger Equity, Inc. to
                    The Northwestern Mutual Life Insurance Company, dated
                    December 16, 1996, for Duval, Leon, Orange, and Pinellas
                    Counties, Florida, Greenville County, South Carolina, Shelby
                    County, Tennessee and Bexar, El Paso and Travis Counties,
                    Texas. Incorporated by reference to Exhibit 10(j)(3)(B) on
                    Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10(j)(3)(C)         Master Lien Instrument from Koger Equity, Inc. to The
                    Northwestern Mutual Life Insurance Company, dated September
                    2, 1999, for Duval, Leon, Orange and Pinellas Counties,
                    Florida, Greenville County, South Carolina, Shelby County,
                    Tennessee, and Bexar, El Paso and Travis Counties, Texas.
                    Incorporated by reference to Exhibit 10(j)(8) on Form 8-K, dated September 2, 1999, filed by the Registrant on November
                    17, 1999 (File No. 1-9997).
10(j)(3)(D)         Leasehold Deed of Trust and Security Agreement, dated
                    September 2, 1999, between Koger Equity, Inc., and John S.
                    Shoaf, Jr. ("Trustee"), and The Northwestern Mutual Life
                    Insurance Company for Shelby County, Tennessee. Incorporated
                    by reference to Exhibit 10(j)(9) on Form 8-K, dated
                    September 2, 1999, filed by the Registrant on November 17,
                    1999 (File No. 1-9997).
10(j)(3)(E)         IDB Deed of Trust and Security Agreement, dated September 2,
                    1999, between the Industrial Development Board of the City of Memphis and County of Shelby, Koger Equity, Inc., and
                    Trustee and The Northwestern Mutual Life Insurance Company
                    for Shelby County, Tennessee. Incorporated by reference to
                    Exhibit 10(j)(10) on Form 8-K, dated September 2, 1999,
                    filed by the Registrant on November 17, 1999 (File No.
                    1-9997).
10(j)(3)(F)         Absolute Assignment of Leases and Rents from Koger Equity,
                    Inc. to The Northwestern Mutual Life Insurance Company,
                    dated September 2, 1999, for Duval, Leon, Orange and
                    Pinellas Counties, Florida, Greenville County, South
                    Carolina, Shelby County, Tennessee, and Bexar, El Paso and
                    Travis Counties, Texas. Incorporated by reference to Exhibit
                    10(j)(11) on Form 8-K, dated September 2, 1999, filed by the
                    Registrant on November 17, 1999 (File No. 1-9997).
10(j)(4)(A)         Environmental Indemnity Agreement, dated December 16, 1996, between Koger Equity, Inc. and The Northwestern Mutual Life
                    Insurance Company and others. Incorporated by reference to
                    Exhibit 10(j)(4) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
10(j)(4)(B)         Environmental Indemnity Agreement, dated September 2, 1999, between Koger Equity, Inc. and The Northwestern Mutual Life
                    Insurance Company and others. Incorporated by reference to
                    Exhibit 10(j)(12) on Form 8-K, dated September 2, 1999,
                    filed by the Registrant on November 17, 1999 (File No.
                    1-9997).
10(j)(5)(A)         Certificate of Borrower contained in letter, dated December
                    16, 1996, from Koger Equity, Inc. to The Northwestern Mutual
                    Life Insurance Company. Incorporated by reference to Exhibit
                    10(j)(5) on Form 8-K, dated December 16, 1996, filed by the
                    Registrant on March 10, 1997 (File No. 1-9997).
10(j)(5)(B)         Certificate of Borrower contained in letter, dated September
                    2, 1999, from Koger Equity, Inc. to The Northwestern Mutual
                    Life Insurance Company. Incorporated by reference to Exhibit
                    10(j)(13) on Form 8-K, dated September 2, 1999, filed by the
                    Registrant on November 17, 1999 (File No. 1-9997).
10(k)(1)            The Second Amended and Restated Revolving Credit Loan
                    Agreement dated as of December 30, 1998 between and among
                    Koger Equity, Inc., and First Union National Bank of
                    Florida, AmSouth Bank, Guaranty Federal Bank F.S.B.,
                    Citizens Bank of Rhode Island and Compass Bank (the
                    "Lenders"). Incorporated by reference to Exhibit 10(k)(1) on
                    Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(2)(A)         The Substitution Revolving Promissory Note dated December
                    30, 1998 issued by Koger Equity, Inc. to First Union
                    National Bank of Florida in the principal amount of up to
                    $45,000,000. Incorporated by reference to Exhibit
                    10(k)(2)(a) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(2)(B)         The Substitution Revolving Promissory Note dated December
                    30, 1998 issued by Koger Equity, Inc. to AmSouth Bank in the principal amount of up to $35,000,000. Incorporated by
                    reference to Exhibit 10(k)(2)(b) on Form 8-K, dated December
                    30, 1998, filed by the Registrant on February 16, 1999 (File
                    No. 1-9997).
10(k)(2)(C)         The Substitution Revolving Promissory Note dated December
                    30, 1998 issued by Koger Equity, Inc. to Guaranty Federal
                    Bank F.S.B. in the principal amount of up to $35,000,000.
                    Incorporated by reference to Exhibit 10(k)(2)(c) on Form
                    8-K, dated December 30, 1998, filed by the Registrant on
                    February 16, 1999 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10(k)(2)(D)         The Revolving Promissory Note, dated December 30, 1998,
                    issued by Koger Equity, Inc. to Citizens Bank of Rhode
                    Island in the principal amount of up to $20,000,000.
                    Incorporated by reference to Exhibit 10(k)(2)(d) on Form
                    8-K, dated December 30, 1998, filed by the Registrant on
                    February 16, 1999 (File No. 1-9997).
(10(k)(2)(E)        The Revolving Promissory Note, dated December 30, 1998,
                    issued by Koger Equity, Inc. to Compass Bank in the
                    principal amount of up to $15,000,000. Incorporated by
                    reference to Exhibit 10(k)(2)(e) on Form 8-K, dated December
                    30, 1998, filed by the Registrant on February 16, 1999 (File
                    No. 1-9997).
10(k)(3)(A)         The Mortgage, Assignment of Leases and Rents, and Security
                    Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in the State of Alabama.
                    Incorporated by reference to Exhibit 10(k)(3)(a) on Form
                    8-K, dated December 30, 1998, filed by the Registrant on
                    February 16, 1999 (File No. 1-9997).
10(k)(3)(B)         The Assignment of Leases and Rents, dated as of December 30,
                    1998, relating to that portion of the Collateral located in the State of Alabama. Incorporated by reference to Exhibit
                    10(k)(3)(b) on Form 8-k, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(3)(C)         The Assignment of Contracts, Licenses and Permits, dated as of December 30, 1998, relating to that portion of the
                    Collateral located in the State of Alabama. Incorporated by reference to Exhibit 10(k)(3)(c) on Form 8-K, dated December
                    30, 1998, filed by the Registrant on February 16, 1999 (File
                    No. 1-9997).
10(k)(3)(D)         The Environmental Indemnification Agreement, dated as of
                    December 30, 1998, relating to that portion of the
                    Collateral located in the State of Alabama. Incorporated by reference to Exhibit 10(k)(3)(d) on Form 8-K, dated December
                    30, 1998, filed by the Registrant on February 16, 1999 (File
                    No. 1-9997).
10(k)(4)(A)(i)      The Second Amended and Restated Deed to Secure Debt,
                    Assignment of Leases and Rents, and Security Agreement dated as of December 30, 1998 relating to that portion of the
                    Collateral located in Dekalb County, State of Georgia
                    granted by Koger Equity, Inc. to, and in favor of, the
                    Lenders. Incorporated by reference to Exhibit 10(k)(4)(a)(i)
                    on Form 8-K, dated December 30, 1998, filed by the
                    Registrant on February 16, 1999 (File No. 1-9997).
10(k)(4)(A)(ii)     The Amendment to Assignment of Leases and Rents dated as of
                    December 30, 1998 relating to that portion of the Collateral located in Dekalb County, State of Georgia granted by Koger
                    Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(4)(a)(ii) on Form 8-K, dated
                    December 30, 1998, filed by the Registrant on February 16,
                    1999 (File No. 1-9997).
10(k)(4)(A)(iii)    The Amendment to Environmental Indemnification Agreement
                    dated as of December 30, 1998 relating to that portion of
                    the Collateral located in Dekalb County, State of Georgia
                    between and among Koger Equity, Inc. and the Lenders.
                    Incorporated by reference to Exhibit 10(k)(4)(a)(iii) on
                    Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(4)(A)(iv)     The Amendment to Assignment of Contracts, Licenses and
                    Permits dated as of December 30, 1998 relating to that
                    portion of the Collateral located in Dekalb County, State of
                    Georgia from Koger Equity, Inc. to, and in favor of, the
                    Lenders. Incorporated by reference to Exhibit
                    10(k)(4)(a)(iv) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(4)(B)(i)      The Deed to Secure Debt, Assignment of Leases and Rents, and
                    Security Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in Gwinnett
                    County, State of Georgia. Incorporated by reference to
                    Exhibit 10(k)(3)(b)(i) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No.
                    1-9997).
10(k)(4)(B)(ii)     The Assignment of Leases and Rents, dated as of December 30,
                    1998, relating to that portion of the Collateral located in
                    Gwinnett County, State of Georgia. Incorporated by reference to Exhibit 10(k)(4)(b)(ii) on Form 8-K, dated December 30,
                    1998, filed by the Registrant on February 16, 1999 (File No.
                    1-9997).
10(k)(4)(B)(iii)    The Environmental Indemnification Agreement, dated as of
                    December 30, 1998, relating to that portion of the
                    Collateral located in Gwinnett County, State of Georgia.
                    Incorporated by reference to Exhibit 10(k)(4)(b)(iii) on
                    Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10(k)(4)(B)(iv)     The Amendment to Assignment of Contracts, Licenses and
                    Permits, dated as of December 30, 1998, relating to that
                    portion of the Collateral located in Gwinnett County, State of Georgia. Incorporated by reference to Exhibit
                    10(k)(4)(b)(iv) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(5)(A)(i)      The Second Amended and Restated Deed of Trust, Assignment of
                    Leases and Rents and Security Agreement, dated as of
                    December 30, 1998, relating to that portion of the
                    Collateral located in Guilford County, State of North
                    Carolina granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit
                    10(k)(5)(a)(i) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(5)(A)(ii)     The Amended and Restated Assignment of Leases and Rents,
                    dated as of December 30, 1998, relating to that portion of the Collateral located in Guilford County, State of North
                    Carolina from Koger Equity, Inc. to, and in favor of, the
                    Lenders. Incorporated by reference to Exhibit
                    10(k)(5)(a)(ii) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(5)(A)(iii)    The Amendment to Environmental Indemnification Agreement,
                    dated as of December 30, 1998, relating to that portion of the Collateral located in both Guilford and Mecklenburg
                    Counties, State of North Carolina between and among Koger
                    Equity, Inc. and the Lenders. Incorporated by reference to
                    Exhibit 10(k)(5)(a)(iii) on Form 8-K, dated December 30,
                    1998, filed by the Registrant on February 16, 1999 (File No.
                    1-9997).
10(k)(5)(A)(iv)     The Amendment to Assignment of Contracts, Licenses and
                    Permits, dated as of December 30, 1998, relating to that
                    portion of the Collateral located in both Guilford and
                    Mecklenburg Counties, State of North Carolina from Koger
                    Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(5)(a)(iv) on Form 8-K, dated
                    December 30, 1998, filed by the Registrant on February 16,
                    1999 (File No. 1-9997).
10(k)(5)(B)(i)      The Amended and Restated Deed of Trust, Assignment of Leases
                    and Rents and Security Agreement, dated as of December 30,
                    1998, relating to that portion of the Collateral located in
                    Mecklenburg County, State of North Carolina granted by Koger
                    Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(5)(b)(i) on Form 8-K, dated
                    December 30, 1998, filed by the Registrant on February 16,
                    1999 (File No 1-9997).
10(k)(5)(B)(ii)     The Amended and Restated Assignment of Leases and Rents,
                    dated as of December 30, 1998, relating to that portion of the collateral located in Mecklenburg County, State of North
                    Carolina. Incorporated by reference to Exhibit
                    10(k)(5)(b)(ii) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(5)(B)(iii)    The Amended and Restated Mortgage, Assignment of Leases and
                    Rents and Security Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in the
                    State of South Carolina granted by Koger Equity, Inc. to,
                    and in favor of, the Lenders. Incorporated by reference to
                    Exhibit 10(k)(5)(b)(iii) on Form 8-K, dated December 30,
                    1998, filed by the Registrant on February 16, 1999 (File No.
                    1-9997).
10(k)(6)(A)         The Amendment to Assignment of Leases and Rents, dated as of
                    December 30, 1998, relating to that portion of the
                    Collateral located in the State of South Carolina from Koger
                    Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(6)(a) on Form 8-K, dated
                    December 30, 1998, filed by the Registrant on February 16,
                    1999 (File No. 1-9997).
10(k)(6)(B)         The Amendment to Environmental Indemnification Agreement,
                    dated as of December 30, 1998, relating to that portion of the Collateral located in the State of South Carolina among and between Koger Equity, Inc. and the Lenders. Incorporated by reference to Exhibit 10(k)(6)(b) on Form 8-K, dated
                    December 30, 1998, filed by the Registrant on February 16,
                    1999 (File No. 1-9997).
10(k)(6)(C)         The Amendment to Assignment of Contracts, Licenses and
                    Permits, dated as of December 30, 1998, relating to that
                    portion of the Collateral located in the State of South
                    Carolina among and between Koger Equity, Inc. and the
                    Lenders. Incorporated by reference to Exhibit 10(k)(6)(c) on
                    Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10(k)(7)(A)         The Deed of Trust, Assignment of Leases and Rents, and
                    Security Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in the State of
                    Texas. Incorporated by reference to Exhibit 10(k)(7)(a) on
                    Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(7)(B)         The Assignment of Leases and Rents dated as of December 30,
                    1998, relating to that portion of the Collateral located in the State of Texas. Incorporated by reference to Exhibit
                    10(k)(7)(b) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(k)(7)(C)         The Environmental Indemnification Agreement dated as of
                    December 30, 1998, relating to that portion of the
                    Collateral in the State of Texas. Incorporated by reference to Exhibit 10(k)(7)(c) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No.
                    1-9997).
10(k)(7)(D)         The Assignment of Contracts, Licenses and Permits, dated as of December 30, 1998, relating to that portion of the
                    Collateral in the State of Texas. Incorporated by reference to Exhibit 10(k)(7)(d) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No.
                    1-9997).
10(k)(8)            Unconditional Guaranty dated December 30, 1998, of Koger
                    Real Estate Services, Inc. and Southeast Properties Holding
                    Corporation, Inc. both wholly owned of Koger Equity, Inc. to perform and make payments pursuant to the Second Amended and
                    Restated Revolving Credit Loan Agreement. Incorporated by
                    reference to Exhibit 10(k)(8) on Form 8-K, dated December
                    30, 1998, filed by the Registrant on February 16, 1999 (File
                    No. 1-9997).
11                  Earnings Per Share Computations.*
12                  Amended and Restated Agreement of Limited Partnership of
                    Koger-Vanguard Partners, L.P., dated as of October 22, 1998, between Koger Equity, Inc. as General Partner and certain
                    persons as Limited Partners of Koger-Vanguard Partners, L.P.
                    Incorporated by reference to Exhibit 12 on Form 8-K, dated
                    October 22, 1998, filed by the Registrant on December 31,
                    1998 (File No. 1-9997).
21                  Subsidiaries of the Registrant.*
23                  Independent Auditors' Consent.*
27                  Financial Data Schedule (for SEC use only).*



*Filed with this Report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOGER EQUITY, INC.

By:     Victor A. Hughes, Jr.
        ---------------------
        Victor A. Hughes, Jr.
        Chairman of the Board
Date:   March  20, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                             TITLE                            DATE

          Victor A. Hughes, Jr.               Chairman of the Board              March 20, 2000
--------------------------------------
         (VICTOR A. HUGHES, JR.)

            Thomas J. Crocker                Chief Executive Officer             March 20, 2000
--------------------------------------            and Director
           (THOMAS J. CROCKER)

           James C. Teagle                      President, Chief                 March 20, 2000
--------------------------------------   Operating Officer and Director
          (JAMES C. TEAGLE)

           Robert E. Onisko                  Chief Financial Officer             March 20, 2000
--------------------------------------
          (ROBERT E. ONISKO)

          James L. Stephens                 Vice President and Chief             March 20, 2000
--------------------------------------        Accounting Officer
         (JAMES L. STEPHENS)

           D. Pike Aloian                           Director                     March 20, 2000
---------------------------------------
          (D. PIKE ALOIAN)

         Benjamin C. Bishop                         Director                     March 20, 2000
--------------------------------------
        (BENJAMIN C. BISHOP)

             Irvin H. Davis                         Director                     March 20, 2000
--------------------------------------
           (IRVIN H. DAVIS)

            David B. Hiley                          Director                     March 20, 2000
--------------------------------------
           (DAVID B. HILEY)

         John R. S. Jacobsson                       Director                     March 20, 2000
--------------------------------------
        (JOHN R. S. JACOBSSON)

        G. Christian Lantzsch                       Director                     March 20, 2000
--------------------------------------
       (G. CHRISTIAN LANTZSCH)

           William L. Mack                          Director                     March 20, 2000
--------------------------------------
          (WILLIAM L. MACK)

            Lee S. Neibart                          Director                     March 20, 2000
--------------------------------------
           (LEE S. NEIBART)

          George F. Staudter                        Director                     March 20, 2000
--------------------------------------
        (GEORGE F. STAUDTER)

          S. D. Stoneburner                         Director                     March 20, 2000
--------------------------------------
         (S. D. STONEBURNER)