Form 10-K405/A
period 1999-12-31
KOGER EQUITY INC
filed 2000-03-30
CIK 835664

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

         In conjunction with the Company's plan to repurchase up to 2.65 million shares of its common stock, the Board granted to Thomas Crocker, Chief Executive Officer, the right to purchase up to 500,000 Shares and to Robert Onisko, Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased at the same time and for the same price as the Company purchases Shares. In addition, the Company will loan up to 75 percent of the purchase price for these Shares to Mr. Crocker and Mr. Onisko. These loans will be collateralized by the Shares purchased and will be without recourse. The loan amount can not exceed 75 percent of the collateral value at any point in time. These loans will bear interest at 150 basis points over the applicable LIBOR rate.

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



*Previously filed.

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