Form 10-Q
period 2000-03-31
KOGER EQUITY INC
filed 2000-05-12
CIK 835664

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended MARCH 31, 2000 or

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

               Class                           Outstanding at April 30, 2000
   Common Stock, $.01 par value                     26,568,787 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE NO.
PART I.   FINANCIAL INFORMATION

             Independent Accountants' Report..............................................................         3

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets
               March 31, 2000 and December 31, 1999.......................................................         4

             Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended
               March 31, 2000 and 1999....................................................................         5

             Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Three Month Period
               Ended March 31, 2000.......................................................................         6

             Condensed Consolidated Statements of Cash Flows
               for the Three Month Periods Ended March 31, 2000 and 1999..................................         7

             Notes to Condensed Consolidated Financial
               Statements for the Three Month Periods
               Ended March 31, 2000 and 1999..............................................................         8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................................         9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................        12

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................................        12

    Item 5.  Other Information............................................................................        13

    Item 6.  Exhibits and Reports on Form 8-K.............................................................        15

    Signatures ...........................................................................................        16

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 2000 and the related condensed consolidated statements of operations for the three month periods ended March 31, 2000 and 1999, the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 2000 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Certified Public Accountants
Jacksonville, Florida
April 28, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                         MARCH 31,       DECEMBER 31,
                                                                           2000              1999
                                                                         ---------         ---------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                $ 145,615         $ 140,061
     Buildings                                                             812,642           784,769
     Furniture and equipment                                                 2,751             2,693
     Accumulated depreciation                                             (145,280)         (137,452)
                                                                         ---------         ---------
          Operating properties - net                                       815,728           790,071
   Properties under construction:
     Land                                                                    4,159             8,347
     Buildings                                                              22,776            41,912
   Undeveloped land held for investment                                     14,661            16,034
   Undeveloped land held for sale, net of allowance                          1,103             1,103
Cash and temporary investments                                               1,981                --
Accounts receivable, net of allowance for
   uncollectible accounts of $348 and $440                                  10,125            10,512
Investment in Koger Realty Services, Inc.                                    2,249             2,319
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $1,068 and $1,025                      1,487             1,530
Other assets                                                                14,214            13,911
                                                                         ---------         ---------
     TOTAL ASSETS                                                        $ 888,483         $ 885,739
                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                           $ 371,478         $ 351,528
   Accounts payable                                                          4,330            12,716
   Accrued real estate taxes payable                                         5,073             1,383
   Accrued liabilities - other                                              11,877            13,162
   Dividends payable                                                         9,343             9,370
   Advance rents and security deposits                                       6,978             6,570
                                                                         ---------         ---------
     Total Liabilities                                                     409,079           394,729
                                                                         ---------         ---------

Minority interest                                                           23,219            23,184
                                                                         ---------         ---------

Shareholders' equity:
   Common stock                                                                290               288
   Capital in excess of par value                                          460,997           457,945
   Notes receivable from stock sales                                        (4,695)               --
   Retained earnings                                                        26,558            30,546
   Treasury stock, at cost                                                 (26,965)          (20,953)
                                                                         ---------         ---------
     Total Shareholders' Equity                                            456,185           467,826
                                                                         ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 888,483         $ 885,739
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

                                                                              THREE MONTH PERIOD
                                                                                ENDED MARCH 31,
                                                                         ---------------------------
                                                                           2000              1999
                                                                         ---------         ---------
REVENUES
   Rental and other rental services                                      $  41,406         $  38,121
   Management fees                                                             410               590
   Interest                                                                     56                48
   Income (loss) from Koger Realty Services, Inc.                              (70)              613
                                                                         ---------         ---------
       Total revenues                                                       41,802            39,372
                                                                         ---------         ---------

EXPENSES
   Property operations                                                      15,422            14,674
   Depreciation and amortization                                             8,535             7,601
   Mortgage and loan interest                                                6,679             5,564
   General and administrative                                                5,108             1,721
   Direct cost of management fees                                              136               440
   Other                                                                        79                59
                                                                         ---------         ---------
       Total expenses                                                       35,959            30,059
                                                                         ---------         ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                             5,843             9,313
Income taxes                                                                   155               212
                                                                         ---------         ---------
INCOME BEFORE MINORITY INTEREST                                              5,688             9,101
Minority interest                                                              333               351
                                                                         ---------         ---------
NET INCOME                                                               $   5,355         $   8,750
                                                                         =========         =========

EARNINGS PER  SHARE:
   Basic                                                                 $    0.20         $    0.33
                                                                         =========         =========
   Diluted                                                               $    0.20         $    0.33
                                                                         =========         =========

WEIGHTED AVERAGE SHARES:
   Basic                                                                    26,796            26,582
                                                                         =========         =========
   Diluted                                                                  27,095            26,884
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


                                               COMMON STOCK       CAPITAL         NOTES                                TOTAL
                                             ----------------    IN EXCESS      RECEIVABLE                             SHARE-
                                             SHARES      PAR      OF PAR        FROM STOCK    RETAINED    TREASURY    HOLDERS'
                                             ISSUED     VALUE      VALUE          SALES       EARNINGS     STOCK       EQUITY
                                             ------    -------    --------      ----------    --------    --------    --------
Balance, December 31, 1999                  28,756      $288      $457,945                     $30,546    $(20,953)   $467,826
Common stock sold                                                       55      $ (3,284)                    3,342         113
Treasury stock purchased                                                                                    (9,659)     (9,659)
401(k) Plan contribution                                               134                                     128         262
Restricted stock issued                                                (48)                                                (48)
Options exercised                              260         2         2,911        (1,411)                      177       1,679
Dividends declared                                                                              (9,343)                 (9,343)
Net income                                                                                       5,355                   5,355
                                            ------      ----      --------      --------       -------    --------    --------
Balance, March 31, 2000                     29,016      $290      $460,997      $ (4,695)      $26,558    $(26,965)   $456,185
                                            ======      ====      ========      ========       =======    ========    ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                                            THREE MONTH PERIOD
                                                                                              ENDED MARCH 31,
                                                                                        ---------------------------
                                                                                          2000              1999
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net income                                                                           $   5,355         $   8,750
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                          8,535             7,601
     (Income) loss from Koger Realty Services, Inc.                                            70              (613)
     Provision for uncollectible accounts                                                     210                60
     Minority interest                                                                        333               351
     Gain on sale or disposition of assets                                                     --                (4)
     Changes in assets and liabilities:
       Increase in receivables and other assets                                              (152)           (1,787)
       Decrease in accounts payable, accrued liabilities
         and other liabilities                                                             (4,843)           (4,025)
                                                                                        ---------         ---------
         Net cash provided by operating activities                                          9,508            10,333
                                                                                        ---------         ---------
INVESTING ACTIVITIES
   Property acquisitions                                                                      (10)               --
   Building construction expenditures                                                      (5,227)          (10,895)
   Tenant improvements to first generation space                                           (1,102)           (1,090)
   Tenant improvements to existing properties                                              (2,050)           (2,564)
   Building improvements                                                                     (341)             (513)
   Energy management improvements                                                              --                (3)
   Deferred tenant costs                                                                     (645)             (728)
   Additions to furniture and equipment                                                       (55)             (242)
   Dividends received from Koger Realty Services, Inc.                                         --                77
   Proceeds from sale of assets                                                                --                 7
                                                                                        ---------         ---------
         Net cash used in investing activities                                             (9,430)          (15,951)
                                                                                        ---------         ---------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                  1,163               225
   Proceeds from sales of common stock                                                        113               106
   Proceeds from mortgages and loans                                                       34,747            24,624
   Dividends paid                                                                          (9,370)           (7,971)
   Distributions paid to limited partners                                                    (298)             (220)
   Treasury stock purchased                                                                (9,659)             (852)
   Principal payments on mortgages and loans payable                                      (14,797)           (9,959)
   Financing costs                                                                              4               (78)
                                                                                        ---------         ---------
          Net cash provided by financing activities                                         1,903             5,875
                                                                                        ---------         ---------
Net increase in cash and cash equivalents                                                   1,981               257
Cash and cash equivalents - beginning of period                                                --             4,827
                                                                                        ---------         ---------
Cash and cash equivalents - end of period                                               $   1,981         $   5,084
                                                                                        =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized                  $   6,601         $   5,504
                                                                                        =========         =========
   Cash paid during the period for income taxes                                         $     155         $      --
                                                                                        =========         =========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2000 AND 1999
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K/A Annual Report for the year ended December 31, 1999. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

         2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is totally self-administered and self-managed. Koger-Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner.

In addition to managing its own properties, KE, through certain related entities, provides property management services to third parties. In conjunction with Koger Real Estate Services, Inc. ("KRES"), a Florida corporation and a wholly-owned subsidiary of KE, KE manages eight office buildings owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York.

         3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since the Company had no REIT taxable income during 1999 and does not expect to have REIT taxable income during 2000, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $130,000 for alternative minimum tax for the three month period ended March 31, 2000. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the three month period ended March 31, 2000, the Company contributed 15,557 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $263,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1999. During the three month period ended March 31, 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999.

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

         6. MORTGAGES AND LOANS PAYABLE. At March 31, 2000, the Company had $371,478,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

           YEAR ENDING DECEMBER 31,
              2000                                         $  3,192
              2001                                          119,606
              2002                                           12,704
              2003                                            5,202
              2004                                            5,631
              Subsequent Years                              225,143
                                                           --------
                    Total                                  $371,478
                                                           ========

         7. DIVIDENDS. The Company paid a quarterly dividend of $0.35 per share on February 3, 2000, to shareholders of record on December 31, 1999. During the quarter ended March 31, 2000, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on May 4, 2000 to shareholders of record on March 31, 2000. The Company currently expects that all dividends paid during 2000 will be treated as ordinary income to the recipient for income tax purposes.

         8. STOCK OPTIONS. During the quarter ended March 31, 2000, the Company granted options to purchase 1,146,000 shares of its common stock. All options were granted with an exercise price equal to the market value at the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K/A for the period ended December 31, 1999.

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $41,406,000 for the quarter ended March 31, 2000, compared to $38,121,000 for the quarter ended March 31, 1999. This increase resulted primarily from (i) the increases in the Company's average rental rate and square feet leased and (ii) increases in the rental revenues ($3,880,000) from the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the loss of rental revenues ($3,316,000) caused by the sale of two office parks during 1999. At March 31, 2000, the Company's buildings were on average 91 percent leased with an average rental rate of $16.95. Excluding the five buildings which were in the lease-up period at March 31, 2000, the remainder of the Company's buildings were on average 93 percent leased. At March 31, 1999, the Company's buildings were on average 89 percent leased with an average rental rate of $16.09.

Management fee revenues totaled $410,000 for the quarter ended March 31, 2000, compared to $590,000 for the quarter ended March 31, 1999. This decrease was due primarily to the decrease in fees earned under the management contract with Centoff due to the management contract for one of the Centoff centers being transferred from the Company to Koger Realty Services, Inc. ("KRSI") on January 1, 2000. The Company earned management fee revenues totaling $200,000 for the management and leasing of this property during the quarter ended March 31, 1999. During March 1999, Centoff sold one of the centers for which the Company had provided property management services. The Company earned management fee revenues totaling $181,000 for the management and leasing of this property during the quarter ended March 31, 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. During the quarter ended March 31, 1999, the Company earned fees of $21,000 for the management of this building.

Loss from Koger Realty Services, Inc. totaled $70,000 for the quarter ended March 31, 2000, compared to Income from Koger Realty Services, Inc. of $613,000 for the quarter ended March 31, 1999. This decrease was due primarily to (i) an increase in the accrual for compensation expense related to a bonus plan which is based on KE's common stock price, (ii) an increase in general and administrative expense and (iii) a decrease in management fee revenues.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                                  PERCENT OF
                                                                 TOTAL RENTAL
                 PERIOD                         AMOUNT             REVENUES
        ------------------------             -----------         ------------
        March 31, 2000 - Quarter             $15,422,000              37.2%
        March 31, 1999 - Quarter             $14,674,000              38.5%

Property operations expense increased primarily due to (i) an increase in accruals for real estate taxes, (ii) increased property management costs and
(iii) increases in property operations expense ($1,443,000) for the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the decline in property operations expense ($1,445,000) caused by the sale of two office parks during 1999.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $852,000 for the three month period ended March 31, 2000, compared to the same period last year, due to the properties acquired and construction completed during 1999 and 2000. Amortization expense increased $82,000 for the three month period ended March 31, 2000, compared to the same period last year, due primarily to deferred tenant costs which were incurred after March 31, 1999.

Interest expense increased by $1,115,000 during the three month period ended March 31, 2000, compared to the same period last year, primarily due to the increase in the average balance of mortgages and loans payable. At March 31, 2000, the weighted average interest rate on the Company's outstanding debt was approximately 7.9 percent.

General and administrative expenses for the three month periods ended March 31, 2000 and 1999, totaled $5,108,000 and $1,721,000, respectively. This increase is primarily due to certain non-recurring charges for (i) severance payments made to the former Chief Executive Officer and the former Chief Financial Officer,
(ii) changes in termination benefits under the supplemental executive retirement plan, (iii) accrual of payments to retiring directors and (iv) initial fees for listing on the New York Stock Exchange.

Direct costs of management contracts decreased $304,000 for the three month period ended March 31, 2000, compared to the same period last year, due to decreased costs associated with providing property management services for the Centoff management contract due to the transfer of the management contract for one of the Centoff centers to KRSI. The Company incurred costs totaling $121,000 for the management and leasing of this property during the quarter ended March 31, 1999. During the quarter ended March 31, 1999, the Company incurred costs totaling $139,000 for the management and leasing of the property which was sold by Centoff.

Net income totaled $5,355,000 for the quarter ended March 31, 2000, compared to net income of $8,750,000 for the corresponding period of 1999. This decrease was due to the increases in (i) property operations expense, (ii) depreciation and amortization expense, (iii) mortgage and loan interest expense, and (iv) general and administrative expense. These items were partially offset by the increase in rental and other rental service revenues.

LIQUIDITY AND CAPITAL RESOURCES.

         OPERATING ACTIVITIES - During the three months ended March 31, 2000, the Company generated approximately $9.5 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2000.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At March 31, 2000, leases representing approximately 14.5 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2000. This represents 705 leases for space in buildings located in 22 of the 25 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 2000, leases were renewed on approximately 58 percent of the Company's usable square feet which were scheduled to expire during the three month period. For those leases, which renewed during the three months ended March 31, 2000, the average rental rate increased from $16.56 to $17.17. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2000 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 19.3 percent of the Company's leased space at March 31, 2000, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As dates in the year 2000 are required, such systems may be unable to accurately process certain date-based information. The Company has experienced no material problems with its significant accounting applications during 2000.

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

         INVESTING ACTIVITIES - At March 31, 2000, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the three month period ended March 31, 2000, the Company's expenditures for improvements to existing properties decreased $689,000 from the corresponding period of the prior year due to the decrease in expenditures for tenant improvements and building improvements.

The Company has four buildings under construction which will contain approximately 309,500 usable square feet. Expenditures for construction of these four buildings are expected to total approximately $30.2 million, excluding land and tenant improvement costs.

         FINANCING ACTIVITIES - The Company has a $150 million secured revolving credit facility ($115 million of which was outstanding on March 31, 2000) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. At March 31, 2000, the Company had 33 office buildings, containing 1,960,200 usable square feet, which were unencumbered.

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

The foregoing discussion contains forward-looking statements concerning 2000. The actual results of operations for 2000 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Relevant to Forward-Looking Information for Purpose of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of March 31, 2000, the Company had $115 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1.15 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to each Koger Center or location at March 31, 2000, gross square feet, usable square feet, percentage leased, and the average annual rent per usable square foot leased.

                                                                                                               AVERAGE
                                                                                                                ANNUAL
                                                 GROSS                  USABLE                                 RENT PER
                                                SQUARE                  SQUARE              PERCENT             SQUARE
KOGER CENTER/LOCATION                            FEET                    FEET               LEASED(1)           FOOT(2)
----------------------------                  -----------             ----------           ----------          --------
Atlanta Chamblee(3)                             1,199,800                981,000               91%              $18.12
Atlanta Gwinnett                                  171,200                139,400               97%               19.83
Atlanta Perimeter                                 184,000                151,600              100%               21.82
Austin                                            458,400                370,900               99%               21.78
Birmingham Colonnade(3)                           471,200                396,700               81%               17.86
Birmingham Colonnade - Retail                     112,600                112,600               94%               11.04
Charlotte Carmel                                  339,200                283,300               92%               19.19
Charlotte University                              190,600                162,000               96%               19.66
Charlotte Vanguard                                548,200                481,700               91%               11.84
El Paso(3)                                        386,000                316,000               86%               16.34
Greensboro South                                  749,200                610,700               79%               15.98
Greensboro Wendover                                98,300                 80,300               54%               19.20
Greenville Park Central                           161,700                136,000               84%               18.17
Greenville Roper Mt.                              431,000                350,900               90%               17.58
Jacksonville Baymeadows                           793,400                664,200               98%               13.18(4)
Jacksonville JTB                                  322,500                276,200              100%               12.70
Memphis Germantown(3)                             562,600                461,700               82%               19.45
Orlando Central                                   699,700                554,400               96%               16.11
Orlando Lake Mary                                 318,000                269,000               96%               21.88
Orlando University                                270,400                222,300               99%               20.07
Richmond Paragon                                  154,300                127,700               94%               19.56
San Antonio Airport                               258,800                200,100               88%               19.08
San Antonio West(3)                             1,102,200                906,800               86%               16.10
St. Petersburg                                    625,700                509,000               92%               16.08
Tallahassee                                       960,300                789,600               96%               18.85
Tulsa                                             581,100                476,400               88%               13.24
                                               ----------             ----------
   Total                                       12,150,400             10,030,500
                                              ===========             ==========
Weighted Average - Total Company                                                               91%              $16.95
                                                                                              ===               ======
Weighted Average - Operational Buildings                                                       93%              $16.88
                                                                                              ===               ======
Weighted Average - Buildings in Lease-up                                                       39%              $21.56
                                                                                              ===               ======

(1) The percent leased rates have been calculated by dividing total multi-tenant usable square feet leased in an office building by multi-tenant usable square feet in such building, which excludes public or common areas.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of March 31, 2000 by (b) the multi-tenant usable square feet applicable to such total annualized rents.
(3)      Includes a building which is currently in the lease-up period.
(4) Excludes corporate office space from calculation. Includes the effect of three net leases where tenants lease the entire building and pay certain operating costs in addition to base rent.

(b)      The following schedule sets forth for all of the Company's buildings
         (i) the number of leases which will expire during the remainder of calendar year 2000 and calendar years 2001 through 2008, (ii) the total multi-tenant usable area in square feet covered by such leases, (iii) the percentage of total multi-tenant usable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on March 31, 2000 and on the terms of leases in effect as of March 31, 2000, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 58 percent of the Company's multi-tenant usable square feet which were scheduled to expire during the three month period ended March 31, 2000.

                                                        PERCENTAGE OF          AVERAGE                              PERCENTAGE
                                                        TOTAL SQUARE         ANNUAL RENT            TOTAL            OF TOTAL
                        NUMBER OF      NUMBER OF         FEET LEASED         PER SQUARE          ANNUALIZED        ANNUAL RENTS
                         LEASES       SQUARE FEET      REPRESENTED BY         FOOT UNDER         RENTS UNDER      REPRESENTED BY
             PERIOD     EXPIRING        EXPIRING       EXPIRING LEASES     EXPIRING LEASES     EXPIRING LEASES    EXPIRING LEASES
             ------    ----------     -----------      ---------------     ---------------     ---------------    ---------------
             2000         705         1,345,157              14.9%           $16.51             $ 22,212,891           14.5%
             2001         534         1,769,239              19.6%            16.16               28,599,228           18.7%
             2002         402         1,312,430              14.5%            17.76               23,303,833           15.2%
             2003         267         1,522,770              16.9%            17.10               26,036,145           17.0%
             2004         274         1,417,078              15.7%            16.59               23,505,028           15.4%
             2005          49           344,833               3.8%            18.94                6,529,424            4.3%
             2006          14           245,972               2.7%            20.71                5,095,260            3.3%
             2007           9           296,835               3.3%            15.40                4,571,083            3.0%
             2008          11           176,866               2.0%            19.82                3,505,355            2.3%
             Other         15           595,987               6.6%            16.23                9,673,499            6.3%
                        -----        ----------            ------                               ------------         ------

             Total      2,280         9,027,167             100.0%           $16.95             $153,031,746          100.0%
                        =====        ==========            ======            ======             ============         ======

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

                                                                                THREE MONTH PERIOD
                                                                                 ENDED MARCH 31,
                                                                                ------------------
                                                                                2000          1999
                                                                             --------       --------
        Net Income                                                           $  5,355       $  8,750
        Depreciation - real estate                                              7,721          6,889
        Amortization - deferred tenant costs                                      448            386
        Amortization - goodwill                                                    43             42
        Minority Interest                                                         333            351
        Gain on sale of furniture and equipment                                    --             (4)
                                                                              -------       --------
           Funds from Operations                                              $13,900       $ 16,414
                                                                              =======       ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
11       Earnings Per Share Computations.
15       Letter re: Unaudited interim financial information.
27       Financial Data Schedule (for SEC use only).

    (b)  Reports on Form 8-K

         On February 28, 2000, the Company filed a Form 8-K (dated February 17,
         2000) reporting under Item 5, Other Events, that the Board of Directors had (i) appointed Thomas J. Crocker as Chief Executive Officer, (ii) elected Mr. Crocker to the Company's Board of Directors, and (iii) appointed Robert E. Onisko as Chief Financial Officer and providing under Item 7, Financial Statements and Exhibits, copies of Koger Equity, Inc. News Releases dated February 18, 2000 and February 23, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            KOGER EQUITY, INC.
                                                Registrant



                                              [ROBERT E. ONISKO]
                                         ----------------------------
                                               ROBERT E. ONISKO
                                           CHIEF FINANCIAL OFFICER
Dated: May 10, 2000


                                             [JAMES L. STEPHENS]
                                         ----------------------------
                                              JAMES L. STEPHENS
                                              VICE PRESIDENT AND
                                          CHIEF ACCOUNTING OFFICER