Form 10-Q
period 2000-06-30
KOGER EQUITY INC
filed 2000-08-11
CIK 835664

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000 or

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

         Class                                   Outstanding at July 31, 2000
Common Stock, $.01 par value                           26,762,274 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE NO.
PART I.   FINANCIAL INFORMATION

         Independent Accountants' Report..............................................................................      3

       Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999.......................................................................      4

         Condensed Consolidated Statements of Operations
            for the Three and Six Month Periods Ended
            June 30, 2000 and 1999....................................................................................      5

         Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Six Month Period
            Ended June 30, 2000 ......................................................................................      6

         Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 2000  and 1999...................................................      7

         Notes to Condensed Consolidated Financial Statements
            for the Three and Six Month Periods Ended
            June 30, 2000 and 1999....................................................................................      8

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................................................................     10

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................     13

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings.....................................................................................     14

       Item 4.  Submission of Matters to a Vote of Security Holders...................................................     14

       Item 5.  Other Information.....................................................................................     15

       Item 6.  Exhibits and Reports on Form 8-K......................................................................     17

       Signatures.....................................................................................................     18

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 2000 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, the condensed consolidated statement of changes in shareholders' equity for the six month period ended June 30, 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



DELOITTE & TOUCHE  LLP
Certified Public Accountants
Jacksonville, Florida
July 25, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2000           1999
                                                                                        ------------    ------------
ASSETS
Real Estate Investments:
   Operating properties:
    Land                                                                                $    142,093    $    140,061
    Buildings                                                                                815,220         784,769
    Furniture and equipment                                                                    2,550           2,693
    Accumulated depreciation                                                                (145,680)       (137,452)
                                                                                        ------------    ------------
       Operating properties - net                                                            814,183         790,071
    Properties under construction:
     Land                                                                                      2,128           8,347
     Buildings                                                                                 6,195          41,912
   Undeveloped land held for investment                                                       13,899          16,034
   Undeveloped land held for sale, net of allowance                                              557           1,103
Cash and temporary investments                                                                 4,974              --
Accounts receivable, net of allowance for uncollectible accounts of $351  and $440            10,796          10,512
Investment in Koger Realty Services, Inc.                                                      2,328           2,319
Cost in excess of fair value of net assets acquired, net of accumulated
     amortization of $1,111 and $1,025                                                         1,445           1,530
Other assets                                                                                  11,976          13,911
                                                                                        ------------    ------------
    TOTAL ASSETS                                                                        $    868,481    $    885,739
                                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                          $    348,952    $    351,528
   Accounts payable                                                                            4,062          12,716
   Accrued real estate taxes payable                                                           8,412           1,383
   Accrued liabilities - other                                                                16,542          13,162
   Dividends payable                                                                           9,330           9,370
   Advance rents and security deposits                                                         7,319           6,570
                                                                                        ------------    ------------
    Total Liabilities                                                                        394,617         394,729
                                                                                        ------------    ------------

Minority interest                                                                             23,216          23,184
                                                                                        ------------    ------------

Shareholders' Equity:
   Common stock                                                                                  292             288
   Capital in excess of par value                                                            462,568         457,945
   Notes receivable from stock sales                                                          (5,393)             --
   Retained earnings                                                                          23,068          30,546
   Treasury stock, at cost                                                                   (29,887)        (20,953)
                                                                                        ------------    ------------

    Total Shareholders' Equity                                                               450,648         467,826
                                                                                        ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $    868,481    $    885,739
                                                                                        ============    ============

  See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTH PERIOD      SIX MONTH PERIOD
                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                     2000        1999        2000       1999
                                                    -------    --------     -------    -------
REVENUES
  Rental and other rental services                  $42,131    $ 39,062     $83,537    $77,183
  Management fees                                       241         504         651      1,094
  Interest                                              193          47         249         95
  Income (loss) from Koger Realty Services, Inc.        231        (167)        161        446
                                                    -------    --------     -------    -------
    Total revenues                                   42,796      39,446      84,598     78,818
                                                    -------    --------     -------    -------

EXPENSES
  Property operations                                16,275      15,294      31,697     29,968
  Depreciation and amortization                       8,591       7,688      17,126     15,289
  Mortgage and loan interest                          6,998       5,448      13,677     11,012
  General and administrative                          8,979       2,333      14,087      4,054
  Direct cost of management fees                        162         223         298        663
  Other                                                  57          54         136        113
                                                    -------    --------     -------    -------
    Total expenses                                   41,062      31,040      77,021     61,099
                                                    -------    --------     -------    -------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST          1,734       8,406       7,577     17,719
Gain on sale or disposition of assets                 4,404           4       4,404          4
                                                    -------    --------     -------    -------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      6,138       8,410      11,981     17,723
Income taxes                                             --         (39)        155        173
                                                    -------    --------     -------    -------

INCOME BEFORE MINORITY INTEREST                       6,138       8,449      11,826     17,550
Minority interest                                       298         325         631        676
                                                    -------    --------     -------    -------
NET INCOME                                          $ 5,840    $  8,124     $11,195    $16,874
                                                    =======    ========     =======    =======
EARNINGS PER SHARE:
  Basic                                             $  0.22    $   0.30     $  0.42    $  0.63
                                                    =======    ========     =======    =======
  Diluted                                           $  0.22    $   0.30     $  0.41    $  0.63
                                                    =======    ========     =======    =======

WEIGHTED AVERAGE SHARES:
  Basic                                              26,615      26,683      26,705     26,632
                                                    =======    ========     =======    =======
  Diluted                                            26,959      27,020      27,027     26,953
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


                                         COMMON STOCK                        NOTES
                                      ------------------    CAPITAL IN     RECEIVABLE                                   TOTAL
                                      SHARES        PAR     EXCESS OF      FROM STOCK      RETAINED     TREASURY     SHAREHOLDERS'
                                      ISSUED       VALUE    PAR VALUE        SALES         EARNINGS      STOCK          EQUITY
                                      ------       -----    ----------     ----------      --------     ---------    -------------
Balance, December 31, 1999            28,756       $ 288    $  457,945                     $ 30,546     $ (20,953)    $ 467,826
Common stock sold                                                  123     $ (4,003)                        4,771           891
Treasury stock purchased                                                                                  (13,996)      (13,996)
401(k) Plan contribution                                           134                                        128           262
Restricted stock issued                                            (48)                                                     (48)
Options exercised                        391           4         4,414       (1,390)                          163         3,191
Dividends declared                                                                          (18,673)                    (18,673)
Net income                                                                                   11,195                      11,195
                                      ------       -----    ----------     --------        --------     ---------     ---------
Balance, June 30, 2000                29,147       $ 292    $  462,568     $ (5,393)       $ 23,068     $ (29,887)    $ 450,648
                                      ======       =====    ==========     ========        ========     =========     =========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                                          SIX MONTH PERIOD
                                                                                            ENDED JUNE 30,
                                                                                          2000         1999
                                                                                        ---------    ---------
OPERATING ACTIVITIES
  Net income                                                                            $  11,195    $  16,874
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                       17,126       15,289
       Income from Koger Realty Services, Inc.                                               (161)        (446)
       Provision for uncollectible accounts                                                   339          120
       Minority interest                                                                      631          676
       Gain on sale or disposition of assets                                               (4,404)          (4)
       Changes in assets and liabilities:
         Increase in accounts payable, accrued liabilities
           and other liabilities                                                            3,234          126
         Decrease (increase) in receivables and other assets                                  747       (2,684)
                                                                                        ---------    ---------
         Net cash provided by operating activities                                         28,707       29,951
                                                                                        ---------    ---------
INVESTING ACTIVITIES
     Property acquisitions                                                                    (10)          --
     Building construction expenditures                                                    (9,767)     (28,169)
     Tenant improvements to first generation space                                         (2,341)      (2,717)
     Tenant improvements to existing properties                                            (4,555)      (5,778)
     Building improvements                                                                 (1,522)      (1,560)
     Energy management improvements                                                          (210)          (6)
     Deferred tenant costs                                                                 (1,759)      (1,288)
     Additions to furniture and equipment                                                    (244)        (572)
     Dividends received from Koger Realty Services, Inc.                                      152          152
     Proceeds from sales of assets                                                         28,857            6
                                                                                        ---------    ---------
         Net cash provided by (used in) investing activities                                8,601      (39,932)
                                                                                        ---------    ---------
FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                                2,675        1,424
     Proceeds from sales of common stock                                                      891          216
     Proceeds from mortgages and loans                                                     52,783       53,943
     Dividends paid                                                                       (18,713)     (15,950)
     Distributions paid to limited partners                                                  (599)        (507)
     Treasury stock purchased                                                             (13,996)        (852)
     Principal payments on mortgages and loans                                            (55,359)     (27,556)
     Financing costs                                                                          (16)        (161)
                                                                                        ---------    ---------
         Net cash (used in) provided by financing activities                              (32,334)      10,557
                                                                                        ---------    ---------
Net increase in cash and cash equivalents                                                   4,974          576
Cash and cash equivalents - beginning of period                                                --        4,827
                                                                                        ---------    ---------
Cash and cash equivalents - end of period                                               $   4,974    $   5,403
                                                                                        =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amount capitalized                   $  13,520    $  10,938
                                                                                        =========    =========
  Cash paid during the period for income taxes                                          $     155    $      94
                                                                                        =========    =========



See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K Annual Report for the year ended December 31, 1999. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

In December 1999, the Securities and Exchange Commission issued Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to adopt the guidance in the SAB no later than the fourth quarter of 2000. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

     2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is self-administered and self-managed. Koger-Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner. Koger Equity's common stock is listed on the New York Stock Exchange under the ticker symbol KE.

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

     3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify, and has elected tax treatment, as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may be used to reduce REIT taxable income, are limited for alternative minimum tax purposes. Since the Company had no REIT taxable income during 1999 and does not expect to have REIT taxable income during 2000, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $130,000 for alternative minimum tax for the six month period ended June 30, 2000.

     4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the six month period ended June 30, 2000, the Company contributed 15,557 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $262,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1999. During the six month period ended June 30, 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999.

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

     6. MORTGAGES AND LOANS PAYABLE. At June 30, 2000, the Company had $348,952,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are as follows (in thousands):

YEAR ENDING DECEMBER 31,
         2000                                  $   2,165
         2001                                     98,106
         2002                                     12,704
         2003                                      5,202
         2004                                      5,632
         Subsequent Years                        225,143
                                               ---------
            Total                              $ 348,952
                                               =========

     7. DIVIDENDS. The Company paid a quarterly dividend of $0.35 per share on February 3, 2000, to shareholders of record on December 31, 1999. The Company paid a quarterly dividend of $0.35 per share on May 4, 2000, to shareholders of record on March 31, 2000. During the quarter ended June 30, 2000, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on August 3, 2000, to shareholders of record on June 30, 2000. A portion of the dividends paid during 2000 may be treated as return of capital for income tax purposes.

     8. NOTES RECEIVABLE FROM STOCK SALES. During February 2000, the Company's Board of Directors (the "Board") approved a program to lend up to $2.5 million to executive officers and department heads for the purpose of exercising options. The loans have a term of 60 months and bear interest at 150 basis points over the applicable LIBOR rate. Through June 30, 2000, options have been exercised to acquire 185,027 shares of common stock under this program.

In conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board granted to Thomas Crocker, Chief Executive Officer, the right to purchase up to 500,000 Shares and to Robert Onisko, Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased at the same time and for the same prices as the Company purchases Shares. In addition, the Company will loan up to 75 percent of the purchase price for these Shares to Mr. Crocker and Mr. Onisko. These loans will be collateralized by the Shares purchased, will be without recourse and will bear interest at 150 basis points over the applicable LIBOR rate. Through June 30, 2000, Mr. Crocker acquired 207,970 Shares and Mr. Onisko acquired 69,323 Shares under this plan.

     9. STOCK OPTIONS. During the quarter ended June 30, 2000, the Company granted options to purchase 600,000 shares of its common stock. All options were granted with an exercise price equal to the market value at the date of grant.

     10. SUBSEQUENT EVENTS. On July 10, 2000, the Company sold approximately 5.6 acres of undeveloped land located in Richmond, Virginia (with a book value of $481,000) for $850,000. During July 2000, the Company signed an agreement to sell the El Paso Center. The sale of this office park is expected to close during the quarter ending September 30, 2000. Selected information for the El Paso Center, as of June 30, 2000, is provided below:

           Number of buildings                             17
           Gross square feet                          386,000
           Usable square feet                         315,583
           Percent leased                                  84%
           Net book value (in thousands)             $ 18,213

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

RESULTS OF OPERATIONS.

     Rental and other rental services revenues totaled $42,131,000 for the quarter ended June 30, 2000, compared to $39,062,000 for the quarter ended June 30, 1999. This increase in rental revenues resulted primarily from (i) increases in the Company's average rental rate and (ii) increases in rental revenues ($4,327,000) from the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the reduction of rental revenues ($3,740,000) caused by the sale of two office parks during 1999 and another office park on June 1, 2000. At June 30, 2000, the Company's buildings were on average 90 percent leased with an average rental rate of $17.35. Excluding the five buildings which were in the lease-up period at June 30, 2000, the remainder of the Company's buildings were on average 92 percent leased. At June 30, 1999, the Company's buildings were on average 90 percent leased with an average rental rate of $16.31. Rental and other rental services revenues increased to $83,537,000 during the six month period ended June 30, 2000, compared to $77,183,000 during the same period last year. This increase resulted primarily from (i) increases in the Company's average rental rate and
(ii) increases in rental revenues ($8,207,000) from the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the reduction of rental revenues ($6,966,000) caused by the sale of office parks as described above.

Management fee revenues totaled $241,000 for the quarter ended June 30, 2000, compared to $504,000 for the quarter ended June 30, 1999. This decrease was due primarily to the reduction in fees earned under the management contract with Centoff due to the management contract for one of the Centoff centers being transferred from the Company to Koger Realty Services, Inc. ("KRSI") on January 1, 2000. The Company earned management fee revenues totaling $204,000 for the management and leasing of this property during the quarter ended June 30, 1999. Management fee revenues decreased to $651,000 during the six month period ended June 30, 2000, compared to $1,094,000 during the same period last year, due to the reduction in fees earned under the management contract with Centoff. The Company earned management fee revenues totaling $404,000 for the management and leasing of the transferred property during the six months ended June 30, 1999. During March 1999, Centoff sold one of the centers for which the Company had provided management services. The Company earned management fee revenues totaling $194,000 for the management and leasing of this property during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. The Company earned fees of $82,000 for the management of this building during 1999.

Income (loss) from Koger Realty Services, Inc. totaled $231,000 for the quarter ended June 30, 2000, compared to $(167,000) for the quarter ended June 30, 1999. This increase was due primarily to the decrease in the accrual for compensation expense related to a bonus plan which is based on KE's common stock price. For the six months ended June 30, 2000, income from Koger Realty Services, Inc. declined $285,000, compared to the same period last year, primarily due to an increase in general and administrative expenses.

Property operations expense includes charges for utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                       PERCENT OF TOTAL
          PERIOD                       AMOUNT          RENTAL REVENUES
---------------------------          -----------       ----------------
June 30, 2000 -  Quarter             $16,275,000            38.6%
June 30, 1999 -  Quarter              15,294,000            39.2%
June 30, 2000 -  Six Months           31,697,000            37.9%
June 30, 1999 -  Six Months           29,968,000            38.8%

Property operations expense increased primarily due to (i) increased accruals for real estate taxes, (ii) increased accruals to provision for uncollectible accounts and (iii) increases in property operations expense ($1,816,000 and $3,259,000, respectively, for the three and six month periods ended June 30,
2000) for the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the decline in property operations expense ($1,523,000 and $2,935,000, respectively, for the three and six month periods ended June 30, 2000) caused by the sale of two office parks during 1999 and another office park on June 1, 2000.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $847,000 and $1,699,000, respectively, for the three and six month periods ended June 30, 2000, compared to the same periods last year, due to the properties acquired and construction completed during 1999 and 2000. Amortization expense increased $56,000 and $138,000, respectively, for the three and six month periods ended June 30, 2000, compared to the same periods last year, due primarily to deferred tenant costs which were incurred after June 30, 1999.

Interest expense increased by $1,550,000 and $2,665,000, respectively, during the three and six month periods ended June 30, 2000, compared to the same periods last year, primarily due to the increase in the average balance of mortgages and loans payable. At June 30, 2000, the weighted average interest rate on the Company's outstanding debt was approximately 8.07 percent.

General and administrative expenses for the three month periods ended June 30, 2000 and 1999, totaled $8,979,000 and $2,333,000, respectively. This increase is primarily due to certain non-recurring charges associated with a corporate reorganization which totaled approximately $6,832,000. These non-recurring charges include (i) charges for termination benefits and impact of curtailment under the supplemental executive retirement plan ($2,490,000), (ii) charges for severance payments ($3,265,000), (iii) reorganization expenses ($862,000) and
(iv) accrued compensation related to accelerated vesting of stock options ($215,000). General and administrative expenses for the six month periods ended June 30, 2000 and 1999, totaled $14,087,000 and $4,054,000, respectively. This increase is primarily due to certain non-recurring charges for (i) costs of a corporate reorganization ($6,832,000), (ii) severance payments made to certain former senior executives ($2,562,000), (iii) changes in termination benefits under the supplemental executive retirement plan ($584,000), (iv) payments to retiring directors ($138,000) and (v) initial fees for listing on the New York Stock Exchange ($161,000).

Direct costs of management contracts decreased $61,000 for the three month period ended June 30, 2000, compared to the same period last year, due to decreased costs associated with providing property management services for the Centoff management contract caused by the transfer of the management contract for one of the Centoff centers to KRSI. The Company incurred costs totaling $43,000 for the management and leasing of this property during the quarter ended June 30, 1999. Compared to the prior year, direct costs of management contracts decreased $365,000 for the six months ended June 30, 2000. The Company incurred costs totaling $164,000, during the six months ended June 30, 1999, for the management and leasing of the property for which the management contract was transferred to KRSI. During the six months ended June 30, 1999, the Company incurred costs totaling $138,000 for the management and leasing of the property which was sold by Centoff.

Net income totaled $5,840,000 for the quarter ended June 30, 2000, compared to net income of $8,124,000 for the corresponding period of 1999. This decrease is due primarily to (i) an increase in general and administrative expenses due to corporate reorganization costs, (ii) an increase in property operations expense,
(iii) an increase in interest expense and (iv) an increase in depreciation and amortization expense. These items were partially offset by increases in (i) gain on sale or disposition of assets and (ii) rental revenues. Net income decreased $5,679,000 during the six month period ended June 30, 2000, compared to the same period last year. This decrease is due primarily to increases in (i) general and administrative expenses as explained above, (ii) property operations expense,
(iii) interest expense and (iv) depreciation and amortization expense. These items were partially offset by increases in (i) gain on sale or disposition of assets and (ii) rental revenues.

LIQUIDITY AND CAPITAL RESOURCES.

     OPERATING ACTIVITIES - During the six months ended June 30, 2000, the Company generated approximately $28.7 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2000.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At June 30, 2000, leases representing approximately 10.8 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2000. This represents 448 leases for space in buildings located in 19 of the 24 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 2000, leases were renewed on approximately 52 percent of the Company's usable square feet, which were scheduled to expire during the six month period. For those leases which were renewed, the average rental rate increased from $16.49 to $17.73, an increase of 7.5 percent. Based upon the number of leases which will expire during 2000 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

The Company continues to benefit from existing economic conditions and stable vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States offer excellent growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy and rental rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 19.9 percent of the Company's leased space at June 30, 2000, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the Company's private sector tenants may reduce their need for office space in the future.

     INVESTING ACTIVITIES - At June 30, 2000, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the six month period ended June 30, 2000, the Company's expenditures for improvements to existing properties decreased $1,057,000 from the corresponding period of the prior year primarily due to a decrease in expenditures for tenant improvements. This decrease in expenditures for tenant improvements was primarily due to (i) the sale of two office parks during the third quarter of 1999 and (ii) fewer leased square feet expiring during the first six months of 2000 compared to 1999.

On June 1, 2000, the Company sold the Tulsa Center (containing 476,400 usable square feet and 10 acres of undeveloped land) for approximately $28,844,000, net of selling costs. These properties were sold to KWIRP-Tulsa Associates, L.P. The sale of the Tulsa Center when combined with certain property adjustments resulted in a gain of $4,404,000 during the quarter ended June 30, 2000.

The Company has two buildings under construction, which will contain approximately 148,000 usable square feet. Expenditures for construction of these two buildings are expected to total approximately $14.9 million, excluding land and tenant improvement costs.

     FINANCING ACTIVITIES - The Company has a $150 million secured revolving credit facility ($93.5 million of which was outstanding on June 30, 2000 at a weighted average interest rate of 8.17 percent) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.5 million over the next 12 months. However, the Company's secured revolving credit facility will mature in December 2001. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock and the Company has issued $91.6 million of its common stock under such registration statements. At June 30, 2000, the Company had 23 office buildings, containing approximately 1.7 million usable square feet, which were unencumbered.

The foregoing discussion contains forward-looking statements concerning 2000. The actual results of operations for 2000 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and the amount of distributions to its shareholders. The Company has not entered into any interest rate hedge contracts to mitigate this interest rate risk. As of June 30, 2000, the Company had $93.5 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt changes 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $935,000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The Company held its 2000 Annual Meeting of Shareholders on May 18,
         2000.
    (b)  Not Applicable.
    (c) At the Company's 2000 Annual Meeting of Shareholders in addition to the election of directors, the following matters were considered, voted upon and approved:

         1.  The amendment to the Koger Equity, Inc. Articles of Incorporation:

             SHARES VOTED FOR:                                23,082,080
             SHARES VOTED AGAINST:                                66,767
             SHARES ABSTAINED:                                    58,667
             BROKER NON-VOTE:                                          0

         2. The Koger Equity, Inc. 1998 Equity and Cash Incentive Plan, as Amended and Restated:

             SHARES VOTED FOR:                                19,930,403
             SHARES VOTED AGAINST:                             3,191,591
             SHARES ABSTAINED:                                    85,520
             BROKER NON-VOTE:                                          0

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to each Koger Center or location at June 30, 2000, gross square feet, usable square feet, percentage leased, and the average annual rent per usable square foot leased.

                                                                                                                  AVERAGE
                                                                                                                   ANNUAL
                                                                                                                  RENT PER
                                                         GROSS              USABLE               PERCENT           SQUARE
KOGER CENTER/ LOCATION                               SQUARE FEET          SQUARE FEET           LEASED (1)         FOOT (2)
----------------------                               -----------          -----------           ----------         --------
Atlanta Chamblee                                       1,199,800              982,673               97%            $ 18.11
Atlanta Gwinnett (3)                                     274,400              228,066               81%              20.10
Atlanta Perimeter                                        184,000              151,175              100%              21.96
Austin                                                   458,400              370,948               99%              22.16
Birmingham Colonnade (3)                                 471,200              393,926               80%              18.15
Birmingham Colonnade-Retail                              112,600              112,186               96%              11.19
Charlotte Carmel                                         339,200              285,526               91%              19.47
Charlotte University                                     190,600              161,805               98%              19.68
Charlotte Vanguard                                       548,200              484,601               91%              13.20
El Paso (3)                                              386,000              315,583               84%              16.04
Greensboro South                                         749,200              610,866               78%              16.03
Greensboro Wendover                                       98,300               80,978               54%              19.34
Greenville Park Central                                  161,700              138,478               84%              18.44
Greenville Roper Mt.                                     431,000              350,199               90%              17.74
Jacksonville Baymeadows                                  793,400              664,363               98%              13.19(4)
Jacksonville JTB                                         322,500              276,544              100%              13.25
Memphis Germantown (3)                                   562,600              459,528               88%              19.36
Orlando Central                                          699,700              552,549               97%              16.30
Orlando Lake Mary                                        318,000              268,472               96%              21.91
Orlando University                                       337,800              276,366              100%              19.57
Richmond Paragon                                         154,300              126,621               97%              19.80
San Antonio Airport                                      258,800              202,149               92%              19.32
San Antonio West                                       1,102,200              915,683               85%              16.49
St. Petersburg (3)                                       715,500              579,676               79%              16.23
Tallahassee                                              960,300              786,092               88%              19.04
                                                     -----------         ------------
   Total                                              11,829,700            9,775,053
                                                     ===========         ============
Weighted Average - Total Company                                                                    90%            $ 17.35
                                                                                             =========             =======
Weighted Average - Operational Buildings                                                            92%            $ 17.30
                                                                                             =========             =======
Weighted Average -  Buildings in Lease-up                                                           45%            $ 21.14
                                                                                             =========             =======

(1) The percent leased rates have been calculated by dividing total multi-tenant usable square feet leased in an office building by multi-tenant usable square feet in such building.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of June 30, 2000 by (b) the multi-tenant usable square feet applicable to such total annualized rents.
(3)   Includes a building which is currently in the lease-up period.
(4) Excludes corporate office space from calculation. Includes the effect of three net leases where tenants lease the entire building and pay certain operating costs in addition to base rent.

(b) The following schedule sets forth for all of the Company's buildings (i) the number of leases which will expire during the remainder of calendar year 2000 and calendar years 2001 through 2008, (ii) the total multi-tenant usable area in square feet covered by such leases, (iii) the percentage of total multi-tenant usable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on June 30, 2000 and on the terms of leases in effect as of June 30, 2000, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 52 percent of the Company's multi-tenant usable square feet, which were scheduled to expire during the six month period ended June 30, 2000.


                                         PERCENTAGE OF           AVERAGE                              PERCENTAGE
                                          TOTAL SQUARE        ANNUAL RENT            TOTAL             OF TOTAL
             NUMBER OF    NUMBER OF       FEET LEASED          PER SQUARE          ANNUALIZED        ANNUAL. RENTS
              LEASES     SQUARE FEET      REPRESENTED          FOOT UNDER          RENTS UNDER       REPRESENTED BY
PERIOD       EXPIRING     EXPIRING      EXPIRING LEASES      EXPIRING LEASES      EXPIRING LEASES    EXPIRING LEASES
------       ---------   -----------    ---------------      ---------------      ---------------    ---------------
2000            448         947,265         11.0%               $ 17.17            $ 16,267,314           10.8%
2001            555       1,727,521         20.0%                 16.43              28,385,794           18.9%
2002            402       1,301,873         15.0%                 17.91              23,319,026           15.5%
2003            319       1,497,985         17.3%                 17.53              26,259,037           17.5%
2004            265       1,341,070         15.5%                 16.98              22,764,974           15.2%
2005             78         535,294          6.2%                 18.83              10,080,936            6.7%
2006             15         246,516          2.8%                 20.86               5,143,027            3.4%
2007              8         256,979          3.0%                 16.31               4,191,598            2.8%
2008             12         181,755          2.1%                 19.78               3,594,627            2.4%
OTHER            16         617,048          7.1%                 16.46              10,153,830            6.8%
              -----      ----------        -----                -------           -------------          -----
  TOTAL       2,118       8,653,306        100.0%               $ 17.35           $ 150,160,163          100.0%
              =====      ==========        =====                =======           =============          =====

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

                                                          Three Month Period         Six Month Period
                                                             Ended June 30,            Ended June 30,
                                                         ---------------------     --------------------
                                                           2000         1999         2000        1999
                                                         --------     --------     --------    --------
Net Income                                               $  5,840     $  8,124     $ 11,195    $ 16,874
Depreciation - real estate                                  7,738        6,914       15,459      13,803
Amortization - deferred tenant costs                          483          442          931         828
Amortization - goodwill                                        42           43           85          85
Minority interest                                             298          325          631         676
Gain on sale of operating properties                       (4,676)          --       (4,676)         --
Loss (gain) on sale or disposition of
  non-operating assets                                        272           --          272          (4)
                                                         --------     --------     --------    --------
      Funds from Operations                              $  9,997     $ 15,848     $ 23,897    $ 32,262
                                                         ========     ========     ========    ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT
         NUMBER    DESCRIPTION
         10(a)(1)   Employment  Agreement between Koger Equity,  Inc. and Thomas J. Crocker,  effective January
                    17, 2000.
         10(a)(2)   Promissory  Note (No  Recourse  Note),  dated as of  February  17,  2000,  executed by Thomas J.
                    Crocker as maker in favor of Koger Equity, Inc. as Lender.
         10(a)(3)   Promissory Note (25% Recourse Note), dated as of February 17, 2000, executed by Thomas J.
                    Crocker as maker in favor of Koger Equity, Inc. as Lender.
         10(a)(4)   Stock Pledge Security Agreement between Koger Equity, Inc. and Thomas J. Crocker, dated as of
                    February 17, 2000.
         10(a)(5)   Stock Purchase and Loan Agreement  between  Thomas J. Crocker and Koger Equity,  Inc.,  dated as of February 17, 2000.
         10(a)(6)   Stock Option Agreement  between Koger Equity,  Inc. and Thomas J. Crocker,  dated as of February
                    17, 2000.
         10(b)(1)   Employment  Agreement  between Koger Equity,  Inc. and Robert E. Onisko,  effective  January 17,
                    2000.
         10(b)(2)   Promissory  Note (No  Recourse  Note),  dated as of  February  17,  2000,  executed by Robert E.
                    Onisko as maker in favor of Koger Equity, Inc. as Lender.
         10(b)(3)   Promissory  Note (25%  Recourse  Note),  dated as of February  17,  2000,  executed by Robert E.
                    Onisko as maker in favor of Koger Equity, Inc. as Lender.
         10(b)(4)   Stock Pledge Security Agreement between Koger Equity, Inc. and Robert E. Onisko, dated as of
                    February 17, 2000.
         10(b)(5)   Stock Purchase and Loan Agreement between Robert E. Onisko and Koger Equity, Inc., dated as of
                    February 17, 2000.
         10(b)(6)   Stock Option  Agreement  between  Koger  Equity,  Inc.  and Robert E.  Onisko,  dated as of
                    February 17, 2000.
         11         Earnings Per Share Computations.
         15         Letter re: Unaudited interim financial information.
         27         Financial Data Schedule.

     (b) Reports on Form 8-K
         On June 16, 2000, the Company filed a Form 8-K reporting under Item 5, Other Events, a major management reorganization involving staff reduction and the costs associated with this restructuring and providing under Item 7, Financial Statements and Exhibits, Koger Equity, Inc. News Release dated June 16, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 KOGER EQUITY, INC.
                                                     Registrant


                                               /s/ ROBERT E. ONISKO
                                             -------------------------
                                                   ROBERT E. ONISKO
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Dated: August  10, 2000


                                               /s/ JAMES L. STEPHENS
                                             -------------------------
                                                 JAMES L. STEPHENS
                                                 VICE PRESIDENT AND
                                              CHIEF ACCOUNTING OFFICER