Form 10-Q
period 2000-09-30
KOGER EQUITY INC
filed 2000-11-14
CIK 835664

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2000 or

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

          Class                                Outstanding at October 31, 2000
Common Stock, $.01 par value                            26,786,733 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

         Independent Accountants' Report................................................................................    3

     Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999....................................................................    4

         Condensed Consolidated Statements of Operations
            for the Three and Nine Month Periods Ended
            September 30, 2000 and 1999.................................................................................    5

         Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Nine Month Period
            Ended September 30, 2000 ...................................................................................    6

         Condensed Consolidated Statements of Cash Flows
            for the Nine Month Periods Ended September 30, 2000 and 1999................................................    7

         Notes to Condensed Consolidated Financial Statements
            for the Three and Nine Month Periods Ended
            September 30, 2000 and 1999.................................................................................    8

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................................   10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................   14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................................................................   14

     Item 5.  Other Information.........................................................................................   15

     Item 6.  Exhibits and Reports on Form 8-K..........................................................................   17

     Signatures.........................................................................................................   18

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 2000 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, the condensed consolidated statement of changes in shareholders' equity for the nine month period ended September 30, 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE  LLP
Certified Public Accountants
Jacksonville, Florida
October 27, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                          2000            1999
                                                                                     -------------    ------------
ASSETS
Real Estate Investments:
   Operating properties:
    Land                                                                               $ 138,214       $ 140,061
    Buildings                                                                            800,007         784,769
    Furniture and equipment                                                                2,541           2,693
    Accumulated depreciation                                                            (147,445)       (137,452)
                                                                                       ---------       ---------
       Operating properties - net                                                        793,317         790,071
   Properties under construction:
    Land                                                                                   2,128           8,347
    Buildings                                                                              8,007          41,912
   Undeveloped land held for investment                                                   13,899          16,034
   Undeveloped land held for sale, net of allowance                                           76           1,103
Cash and temporary investments                                                             4,096              --
Accounts receivable, net of allowance for uncollectible accounts of $548 and $440         11,717          10,512
Investment in Koger Realty Services, Inc.                                                  2,316           2,319
Cost in excess of fair value of net assets acquired, net of accumulated
     amortization of $1,153 and $1,025                                                     1,402           1,530
Other assets                                                                              12,316          13,911
                                                                                       ---------       ---------
    TOTAL ASSETS                                                                       $ 849,274       $ 885,739
                                                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                         $ 336,405       $ 351,528
   Accounts payable                                                                        3,424          12,716
   Accrued real estate taxes payable                                                      10,173           1,383
   Accrued liabilities - other                                                             9,138          13,162
   Dividends payable                                                                       9,374           9,370
   Advance rents and security deposits                                                     7,076           6,570
                                                                                       ---------       ---------
    Total Liabilities                                                                    375,590         394,729
                                                                                       ---------       ---------

Minority interest                                                                         23,275          23,184
                                                                                       ---------       ---------

Shareholders' Equity:
   Common stock                                                                              295             288
   Capital in excess of par value                                                        467,664         457,945
   Notes receivable from stock sales                                                      (6,456)             --
   Retained earnings                                                                      23,040          30,546
   Treasury stock, at cost                                                               (34,134)        (20,953)
                                                                                       ---------       ---------
    Total Shareholders' Equity                                                           450,409         467,826
                                                                                       ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 849,274       $ 885,739
                                                                                       =========       =========

  See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTH PERIOD              NINE MONTH PERIOD
                                                        ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                      -----------------------       ------------------------
                                                        2000           1999            2000           1999
                                                      --------       --------       ---------       --------
REVENUES
  Rental and other rental services                    $ 40,750       $ 39,157       $ 124,287       $116,340
  Management fees                                          604            641           1,255          1,735
  Interest                                                 229            189             478            284
  Income from Koger Realty Services, Inc.                  191            471             352            917
                                                      --------       --------       ---------       --------
       Total revenues                                   41,774         40,458         126,372        119,276
                                                      --------       --------       ---------       --------

EXPENSES
  Property operations                                   16,267         16,272          47,964         46,240
  Depreciation and amortization                          8,760          8,445          25,886         23,734
  Mortgage and loan interest                             6,882          5,301          20,559         16,313
  General and administrative                             2,001          2,192          16,088          6,246
  Direct cost of management fees                           309            374             607          1,037
  Other                                                     55             54             191            167
                                                      --------       --------       ---------       --------
       Total expenses                                   34,274         32,638         111,295         93,737
                                                      --------       --------       ---------       --------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST             7,500          7,820          15,077         25,539
Gain on sale or disposition of assets                    2,033          3,861           6,437          3,865
                                                      --------       --------       ---------       --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         9,533         11,681          21,514         29,404
Income taxes                                              (174)          (107)            (19)            66
                                                      --------       --------       ---------       --------
INCOME BEFORE MINORITY INTEREST                          9,707         11,788          21,533         29,338
Minority interest                                          361            250             992            926
                                                      --------       --------       ---------       --------
NET INCOME                                            $  9,346       $ 11,538       $  20,541       $ 28,412
                                                      ========       ========       =========       ========

EARNINGS PER SHARE:
  Basic                                               $   0.35       $   0.43       $    0.77       $   1.07
                                                      ========       ========       =========       ========
  Diluted                                             $   0.35       $   0.43       $    0.76       $   1.05
                                                      ========       ========       =========       ========

WEIGHTED AVERAGE SHARES:
  Basic                                                 26,710         26,725          26,707         26,664
                                                      ========       ========       =========       ========
  Diluted                                               26,920         27,101          26,991         27,003
                                                      ========       ========       =========       ========

    See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)




                                   COMMON STOCK                       NOTES
                                 ----------------     CAPITAL IN    RECEIVABLE                                    TOTAL
                                 SHARES      PAR      EXCESS OF     FROM STOCK     RETAINED      TREASURY     SHAREHOLDERS'
                                 ISSUED     VALUE     PAR VALUE        SALES       EARNINGS        STOCK          EQUITY
                                 ------     -----     ----------    ----------     --------      --------     -------------
Balance, December 31, 1999       28,756      $288      $457,945                    $ 30,546      $(20,953)      $467,826
Common stock sold                                           173      $(5,072)                       6,956          2,057
Treasury stock purchased                                                                          (20,428)       (20,428)
401(k) Plan contribution                                    134                                       128            262
Restricted stock issued                                     (48)                                                     (48)
Options exercised                   764         7         9,460       (1,384)                         163          8,246
Dividends declared                                                                  (28,047)                     (28,047)
Net income                                                                           20,541                       20,541
                                 ------      ----      --------      -------       --------      --------       --------
Balance, September 30, 2000      29,520      $295      $467,664      $(6,456)      $ 23,040      $(34,134)      $450,409
                                 ======      ====      ========      =======       ========      ========       ========

See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                              NINE MONTH PERIOD
                                                                              ENDED SEPTEMBER 30,
                                                                           ------------------------
                                                                             2000           1999
                                                                           --------       ---------
OPERATING ACTIVITIES
Net income                                                                 $ 20,541       $  28,412
Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                         25,886          23,734
       Income from Koger Realty Services, Inc.                                 (352)           (917)
       Provision for uncollectible accounts                                     622             230
       Minority interest                                                        992             926
       Gain on sale or disposition of assets                                 (6,437)         (3,865)
       Changes in assets and liabilities:
         Increase (decrease) in accounts payable, accrued liabilities
           and other liabilities                                             (3,014)          3,201
         Increase in receivables and other assets                              (891)         (1,912)
                                                                           --------       ---------
         Net cash provided by operating activities                           37,347          49,809
                                                                           --------       ---------

INVESTING ACTIVITIES
     Property acquisitions                                                      (10)             --
     Building construction expenditures                                     (12,075)        (42,671)
     Tenant improvements to first generation space                           (3,361)         (4,622)
     Tenant improvements to existing properties                              (7,108)         (9,382)
     Building improvements                                                   (2,834)         (2,582)
     Energy management improvements                                            (196)            (20)
     Deferred tenant costs                                                   (2,495)         (1,958)
     Additions to furniture and equipment                                      (270)           (612)
     Dividends received from Koger Realty Services, Inc.                        355             365
     Proceeds from sales of assets                                           49,743          68,775
                                                                           --------       ---------
         Net cash provided by investing activities                           21,749           7,293
                                                                           --------       ---------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                  7,454           1,613
     Proceeds from sales of common stock                                      2,057             330
     Proceeds from mortgages and loans                                       68,783         118,292
     Dividends paid                                                         (28,043)        (25,301)
     Distributions paid to limited partners                                    (901)           (794)
     Treasury stock purchased                                               (20,428)           (852)
     Principal payments on mortgages and loans                              (83,906)       (120,203)
     Financing costs                                                            (16)           (503)
                                                                           --------       ---------
         Net cash used in financing activities                              (55,000)        (27,418)
                                                                           --------       ---------
Net increase in cash and cash equivalents                                     4,096          29,684
Cash and cash equivalents - beginning of period                                  --           4,827
                                                                           --------       ---------
Cash and cash equivalents - end of period                                  $  4,096       $  34,511
                                                                           ========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest, net of amount capitalized        $ 20,717       $  16,174
                                                                           ========       =========
Cash paid during the period for income taxes                               $    155       $     105
                                                                           ========       =========


See Notes to Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the nine month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to adopt the guidance in the SAB no later than the fourth quarter of 2000. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

         3. FEDERAL INCOME TAXES. The Company is operated in a manner so as to qualify, and has elected tax treatment, as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, the Company is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may be used to reduce REIT taxable income, are limited for alternative minimum tax purposes. Since the Company had no REIT taxable income during 1999 and does not expect to have REIT taxable income during 2000, no provision has been made for Federal income taxes. However, the Company has recorded a provision of $130,000 for alternative minimum tax for the nine month period ended September 30, 2000. In addition, the Company has recorded a receivable of $147,000 for the refund of alternative minimum taxes paid for 1999.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the nine month period ended September 30, 2000, the Company contributed 15,557 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $262,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1999. During the nine month period ended September 30, 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999.

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

         6. MORTGAGES AND LOANS PAYABLE. At September 30, 2000, the Company had $336,405,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. In conjunction with the sale of the El Paso Center, the Company amended the $89.5 million promissory note with Northwestern Mutual Life Insurance Company ("Northwestern"). This amendment provided for the release of the El Paso Center from the collateral for this loan and required that collateral properties be substituted within 180 days. Until collateral is substituted, $9 million of the outstanding balance of this loan will be subject to recourse to the Company. If collateral is not substituted within 180 days, the Company will be required to make a prepayment of principal in the amount of $9 million plus pay yield maintenance on this amount. Annual maturities for mortgages and loans payable are as follows (in thousands):

         YEAR ENDING DECEMBER 31,
         ------------------------
                  2000                                   $  1,463
                  2001                                     86,633
                  2002                                     12,722
                  2003                                      5,238
                  2004                                      5,674
                  Subsequent Years                        224,675
                                                         --------
                     Total                               $336,405
                                                         ========

         7. DIVIDENDS. The Company paid the following dividends during the nine months ended September 30, 2000:

            PAYMENT DATE             RECORD DATE          DIVIDEND PER SHARE
            ----------------      -----------------       ------------------
            February 3, 2000      December 31, 1999              $0.35
            May 4, 2000           March 31, 2000                 $0.35
            August 3, 2000        June 30, 2000                  $0.35

During the quarter ended September 30, 2000, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on November 2, 2000, to shareholders of record on September 30, 2000. A portion of the dividends paid during 2000 may be treated as return of capital for income tax purposes.

         8. NOTES RECEIVABLE FROM STOCK SALES. During February 2000, the Company's Board of Directors (the "Board") approved a program to lend up to $2.5 million to executive officers and department heads for the purpose of exercising options. The loans have a term of 60 months and bear interest at 150 basis points over the applicable LIBOR rate. Through September 30, 2000, options have been exercised to acquire 185,027 shares of common stock under this program.

In conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board granted to Thomas Crocker, Chief Executive Officer, the right to purchase up to 500,000 Shares and to Robert Onisko, Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased at the same time and for the same prices as the Company purchases Shares. In addition, the Company will loan up to 75 percent of the purchase price for these Shares to Mr. Crocker and Mr. Onisko. These loans will be collateralized by the Shares purchased and will bear interest at 150 basis points over the applicable LIBOR rate. Approximately $836,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. Through September 30, 2000, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan.

         9. SHAREHOLDER RIGHTS PLAN. On September 30, 1990, the Board of Directors of the Company declared a dividend of distribution of one right to purchase one share of common stock of the Company on each share of common stock outstanding on October 11, 1990 (the "Rights"). This distribution was done pursuant to a Shareholder Rights Plan (the "Plan") adopted by the Board on September 30, 1990. The Rights were issued pursuant to a Common Stock Rights Agreement (the "Rights Agreement") which, under its terms, was scheduled to expire along with the Rights on September 30, 2000. Pursuant to an amendment to the Rights Agreement dated as of August 17, 2000 between the Company and its successor Rights Agent (the "Rights Agent"), the Rights Agreement and the Rights have been extended 10 years, through September 30, 2010.

         10. SUBSEQUENT EVENTS. The Company reached an agreement with Crocker Realty Trust to provide management services for the 6.1 million square foot portfolio of Crocker Realty Trust subject to documentation. During November 2000, the agreement with Centoff to manage eight office buildings was terminated due to the sale of these buildings by Centoff.

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

RESULTS OF OPERATIONS.

         Rental and other rental services revenues totaled $40,750,000 for the quarter ended September 30, 2000, compared to $39,157,000 for the quarter ended September 30, 1999. This increase in rental revenues resulted primarily from (i) increases in the Company's average rental rate and (ii) increases in rental revenues ($4,323,000) from the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the reduction of rental revenues ($3,932,000) caused by the sale of two office parks during 1999 and two office parks during 2000. At September 30, 2000, the Company's buildings were on average 90 percent leased with an average rental rate of $17.87. Excluding the four buildings which were in the lease-up period at September 30, 2000, the remainder of the Company's buildings were on average 92 percent leased. At September 30, 1999, the Company's buildings were on average 92 percent leased with an average rental rate of $16.81. Rental and other rental services revenues increased to $124,287,000 during the nine month period ended September 30, 2000, compared to $116,340,000 during the same period last year. This increase resulted primarily from (i) increases in the Company's average rental rate and (ii) increases in rental revenues ($12,443,000) from the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the reduction of rental revenues ($10,781,000) caused by the sale of office parks as described above.

Management fee revenues totaled $604,000 for the quarter ended September 30, 2000, compared to $641,000 for the quarter ended September 30, 1999. This decrease was due to the reduction in fees earned under the management contract with Centoff due to the management contract for one of the Centoff centers being transferred from the Company to Koger Realty Services, Inc. ("KRSI") on January 1, 2000. The Company earned management fee revenues totaling $153,000 for the management and leasing of this property during the quarter ended September 30, 1999. Management fee revenues decreased to $1,255,000 during the nine month period ended September 30, 2000, compared to $1,735,000 during the same period last year, due to the reduction in fees earned under the management contract with Centoff. During the nine months ended September 30, 1999, the Company earned management fee revenues totaling $834,000 under agreements which were terminated during 1999.

Income from Koger Realty Services, Inc. totaled $191,000 for the quarter ended September 30, 2000, compared to $471,000 for the quarter ended September 30, 1999. This decrease was due primarily to the increase in the accrual for compensation expense related to a bonus plan which is based on KE's common stock price. For the nine months ended September 30, 2000, income from Koger Realty Services, Inc. declined $565,000, compared to the same period last year, primarily due to an increase in general and administrative expenses.

Property operations expense includes charges for utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                           PERCENT OF TOTAL
           PERIOD                          AMOUNT          RENTAL REVENUES
----------------------------            -----------        ----------------
September 30, 2000 - Quarter            $16,267,000              39.9%
September 30, 1999 - Quarter             16,272,000              41.6%
September 30, 2000 - Nine Months         47,964,000              38.6%
September 30, 1999 - Nine Months         46,240,000              39.7%

For the nine months ended September 30, 2000, property operations expense increased primarily due to (i) increased accruals for real estate taxes, (ii) increased accruals to provision for uncollectible accounts and (iii) increases in property operations expense ($4,959,000) for the properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the decline in property operations expense ($4,799,000) caused by the sale of two office parks during 1999 and two office parks during 2000.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $679,000 and $2,378,000, respectively, for the three and nine month periods ended September 30, 2000, compared to the same periods last year, due to the properties acquired and construction completed during 1999 and 2000. Amortization expense decreased $364,000 and $226,000, respectively, for the three and nine month periods ended September 30, 2000, compared to the same periods last year, due primarily to amortization of deferred tenant costs related to properties sold during 1999.

Interest expense increased by $1,581,000 and $4,246,000, respectively, during the three and nine month periods ended September 30, 2000, compared to the same periods last year, primarily due to the increase in the average balance of mortgages and loans payable. At September 30, 2000, the weighted average interest rate on the Company's outstanding debt was approximately 8.04 percent.

General and administrative expenses for the three month periods ended September 30, 2000 and 1999, totaled $2,001,000 and $2,192,000, respectively. This decrease is primarily due to a reduction in legal and other professional fees. General and administrative expenses for the nine month periods ended September 30, 2000 and 1999, totaled $16,088,000 and $6,246,000, respectively. This increase is primarily due to certain non-recurring charges for (i) costs of a corporate reorganization ($6,832,000), (ii) severance payments made to certain former senior executives ($2,562,000), (iii) changes in termination benefits under the supplemental executive retirement plan ($584,000), (iv) payments to retiring directors ($138,000) and (v) initial fees for listing on the New York Stock Exchange ($161,000).

Direct costs of management contracts decreased $65,000 for the three month period ended September 30, 2000, compared to the same period last year, due to decreased costs associated with providing property management services for the Centoff management contract caused by the transfer of the management contract for one of the Centoff centers to KRSI. The Company incurred costs totaling $126,000 for the management and leasing of this property during the quarter ended September 30, 1999. Compared to the prior year, direct costs of management contracts decreased $430,000 for the nine months ended September 30, 2000. The Company incurred costs totaling $428,000, during the nine months ended September 30, 1999, for the management and leasing of (i) the property for which the management contract was transferred to KRSI and (ii) the property which was sold by Centoff during 1999.

Net income totaled $9,346,000 for the quarter ended September 30, 2000, compared to net income of $11,538,000 for the corresponding period of 1999. This decrease is due primarily to (i) an increase in interest expense, (ii) an increase in depreciation expense and (iii) a decrease in gain on sale or disposition of assets. These items were partially offset by increases in rental revenues. Net income decreased $7,871,000 during the nine month period ended September 30, 2000, compared to the same period last year. This decrease is due primarily to increases in (i) general and administrative expenses due to corporate reorganization costs, (ii) property operations expense, (iii) interest expense and (iv) depreciation expense. These items were partially offset by increases in
(i) gain on sale or disposition of assets and (ii) rental revenues.

LIQUIDITY AND CAPITAL RESOURCES.

         OPERATING ACTIVITIES - During the nine months ended September 30, 2000, the Company generated approximately $37.3 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2000.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At September 30, 2000, leases representing approximately 6.2 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2000. This represents 215 leases for space in buildings located in 18 of the 23 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 2000, leases were renewed on approximately 53 percent of the Company's usable square feet, which were scheduled to expire during the nine month period. For those leases which were renewed, the average rental rate increased from $16.82 to $18.31, an increase of 8.9 percent. Based upon the number of leases which will expire during 2000 and 2001 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 19.8 percent of the Company's leased space at September 30, 2000, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the Company's private sector tenants may reduce their need for office space in the future.

         INVESTING ACTIVITIES - At September 30, 2000, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the nine month period ended September 30, 2000, the Company's expenditures for improvements to existing properties decreased $1,846,000 from the corresponding period of the prior year primarily due to a decrease in expenditures for tenant improvements. This decrease in expenditures for tenant improvements was primarily due to (i) the sale of two office parks during the third quarter of 1999 and (ii) fewer leased square feet expiring during the first nine months of 2000 compared to 1999.

On June 1, 2000, the Company sold the Tulsa Center (containing 476,400 usable square feet and 10 acres of undeveloped land) for approximately $28,844,000, net of selling costs. The Company sold approximately 5.6 acres of unimproved land located in Richmond, Virginia for approximately $799,000, net of selling costs, on July 10, 2000. On August 11, 2000, the Company sold the El Paso Center (containing 315,600 usable square feet) for approximately $20,077,000, net of selling costs. The sale of these properties when combined with certain property adjustments resulted in a gain of $6,437,000.

The Company has two buildings under construction, which will contain approximately 148,000 usable square feet. Expenditures for construction of these two buildings are expected to total approximately $14.9 million, excluding land and tenant improvement costs.

         FINANCING ACTIVITIES - The Company has a $150 million secured revolving credit facility ($82 million of which was outstanding on September 30, 2000 at a weighted average interest rate of 8.07 percent) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.9 million over the next 12 months. However, the Company's secured revolving credit facility will mature in December 2001. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock and the Company has issued $91.6 million of its common stock under such registration statements. At September 30, 2000, the Company had 20 office buildings, containing approximately 1.6 million usable square feet, which were unencumbered.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and the amount of distributions to its shareholders. The Company has not entered into any interest rate hedge contracts to mitigate this interest rate risk. As of September 30, 2000, the Company had $82 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt changes 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $820,000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to each Koger Center or location at September 30, 2000, gross square feet, usable square feet, percentage leased, and the average annual rent per usable square foot leased.

                                                                                                                 AVERAGE
                                                                                                                  ANNUAL
                                                                                                                 RENT PER
                                                         GROSS             USABLE            PERCENT              SQUARE
KOGER CENTER/ LOCATION                                SQUARE FEET       SQUARE FEET         LEASED (1)           FOOT (2)
----------------------                                -----------       -----------         ----------           --------
Atlanta Chamblee                                       1,199,800          986,133               97%              $   19.18
Atlanta Gwinnett (3)                                     274,400          228,176               81%                  20.31
Atlanta Perimeter                                        184,000          150,789               94%                  23.68
Austin                                                   458,400          371,048              100%                  22.64
Birmingham Colonnade (3)                                 471,200          393,926               80%                  18.16
Birmingham Colonnade-Retail                              112,600          112,186               70%                  12.01
Charlotte Carmel                                         339,200          285,539               95%                  19.60
Charlotte University                                     190,600          161,805               98%                  19.90
Charlotte Vanguard                                       548,200          484,199               89%                  16.12
Greensboro South                                         749,200          611,895               81%                  16.31
Greensboro Wendover                                       98,300           78,936               69%                  19.34
Greenville Park Central                                  161,700          138,796               84%                  18.57
Greenville Roper Mt                                      431,000          350,313               87%                  17.94
Jacksonville Baymeadows                                  793,400          664,245               99%                  13.15(4)
Jacksonville JTB                                         322,500          276,544              100%                  13.28
Memphis Germantown (3)                                   562,600          459,679               90%                  19.84
Orlando Central                                          699,700          552,284               96%                  16.49
Orlando Lake Mary                                        318,000          268,472               96%                  22.10
Orlando University                                       337,800          276,966              100%                  19.70
Richmond Paragon                                         154,300          126,593               98%                  19.91
San Antonio Airport                                      258,800          203,373               91%                  19.97
San Antonio West                                       1,102,200          919,399               87%                  16.57
St. Petersburg (3)                                       715,500          587,265               78%                  16.50
Tallahassee                                              960,300          788,498               89%                  19.00
                                                      ----------        ---------
   Total                                              11,443,700        9,477,059
                                                      ==========        =========
Weighted Average - Total Company                                                                90%                 $17.87
                                                                                             =====                  ======
Weighted Average - Operational Buildings                                                        92%                 $17.79
                                                                                             =====                  ======
Weighted Average -  Buildings in Lease-up                                                       48%                 $21.82
                                                                                             =====                  ======

(1) The percent leased rates have been calculated by dividing total multi-tenant usable square feet leased in an office building by multi-tenant usable square feet in such building.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of September 30, 2000 by (b) the multi-tenant usable square feet applicable to such total annualized rents.
(3)      Includes a building which is currently in the lease-up period.
(4) Excludes corporate office space from calculation. Includes the effect of three net leases where tenants lease the entire building and pay certain operating costs in addition to base rent.

(b)      The following schedule sets forth for all of the Company's buildings
         (i) the number of leases which will expire during the remainder of calendar year 2000 and calendar years 2001 through 2008, (ii) the total multi-tenant usable area in square feet covered by such leases, (iii) the percentage of total multi-tenant usable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized rents represented by such leases, and (vi) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on September 30, 2000 and on the terms of leases in effect as of September 30, 2000, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 53 percent of the Company's multi-tenant usable square feet, which were scheduled to expire during the nine month period ended September 30, 2000.

                                                  PERCENTAGE OF          AVERAGE                                  PERCENTAGE
                                                  TOTAL SQUARE         ANNUAL RENT             TOTAL                OF TOTAL
                NUMBER OF       NUMBER OF          FEET LEASED         PER SQUARE           ANNUALIZED           ANNUAL. RENTS
                 LEASES        SQUARE FEET         REPRESENTED         FOOT UNDER           RENTS UNDER         REPRESENTED BY
PERIOD          EXPIRING         EXPIRING        EXPIRING LEASES     EXPIRING LEASES      EXPIRING LEASES       EXPIRING LEASES
------          ---------      -----------       ---------------     ---------------      ---------------       ---------------
2000               215            542,132              6.5%            $   17.33           $  9,394,204              6.2%
2001               532          1,686,801             20.1%                16.66             28,109,272             18.7%
2002               382          1,230,881             14.6%                18.37             22,613,672             15.1%
2003               375          1,548,933             18.4%                18.22             28,214,847             18.8%
2004               251          1,336,683             15.9%                17.39             23,244,749             15.5%
2005               114            670,529              8.0%                19.56             13,116,132              8.7%
2006                12            229,375              2.7%                20.88              4,788,752              3.2%
2007                 9            290,289              3.5%                17.05              4,948,804              3.3%
2008                13            228,915              2.7%                19.52              4,468,346              3.0%
Other               17            634,939              7.6%                17.64             11,199,281              7.5%
                 -----          ---------            -----             ---------           ------------            -----
 Total           1,920          8,399,477            100.0%            $   17.87           $150,098,059            100.0%
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

                                                  Three Month Period                     Nine Month Period
                                                  Ended September 30,                   Ended September 30,
                                              ---------------------------           ---------------------------
                                                2000               1999               2000              1999
                                              --------           --------           --------           --------
Net Income                                    $  9,346           $ 11,538           $ 20,541           $ 28,412
Depreciation - real estate                       7,889              7,204             23,348             21,007
Amortization - deferred tenant costs               500                874              1,431              1,702
Amortization - goodwill                             43                 42                128                127
Minority interest                                  361                250                992                926
Gain on sale of operating properties            (1,709)            (3,861)            (6,385)            (3,861)
Gain on sale or disposition of
  non-operating assets                            (324)                --                (52)                (4)
                                              --------           --------           --------           --------
      Funds from Operations                   $ 16,106           $ 16,047           $ 40,003           $ 48,309
                                              ========           ========           ========           ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT
         NUMBER          DESCRIPTION
         3(a)              Articles of Amendment and Restatement of Articles of
                           Incorporation of Koger Equity, Inc., dated May 18,
                           2000.
         3(b)              Koger Equity, Inc. By-Laws, as Amended and Restated
                           on February 17, 2000.
         4(b)(1)(G)        Sixth Amendment to Rights Agreement, dated as of
                           August 17, 2000, between Koger Equity, Inc. and Wells
                           Fargo Bank Minnesota, N.A., as successor Rights
                           Agent. Incorporated by reference to Exhibit 4(1) to
                           an Amendment on Form 8-A/A, dated August 17, 2000, to
                           the Registration Statement of the Registrant on Form
                           8-A, dated January 28, 2000 (File No. 1-9997).
         10(a)(5)          Koger Equity, Inc. 1998 Equity and Cash Incentive
                           Plan, as Amended and Restated. Incorporated by
                           reference to Exhibit A to Registrant's Proxy
                           Statement, dated April 18, 2000 (File No. 1-9997).
         10(j)(2)(E)       First Amendment of Tranche B Promissory Note, dated
                           August 11, 2000, between Koger Equity, Inc. and The
                           Northwestern Mutual Life Insurance Company.
         11                Earnings Per Share Computations.
         15                Letter re: Unaudited interim financial information.
         27                Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K On August 16, 2000, the Company filed a Form 8-K (dated June 6, 2000) reporting under Item 5, Other Events, the sale of the Company's office center in Tulsa, Oklahoma and providing under Item 7, Financial Statements and Exhibits, Koger Equity, Inc. News Release dated June 6, 2000.

         On August 16, 2000, the Company filed a Form 8-K reporting under Item 5, Other Events, the sale of the Company's office center in El Paso, Texas and providing under Item 7, Financial Statements and Exhibits, Koger Equity, Inc. News Release dated August 16, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    KOGER EQUITY, INC.
                                        Registrant


                                    /s/ ROBERT E. ONISKO
                                    --------------------------
                                        ROBERT E. ONISKO
                                     CHIEF FINANCIAL OFFICER

Dated: November 10, 2000


                                    /s/ JAMES L. STEPHENS
                                    --------------------------
                                        JAMES L. STEPHENS
                                        VICE PRESIDENT AND
                                      CHIEF ACCOUNTING OFFICER