Form 10-K405
period 2000-12-31
KOGER EQUITY INC
filed 2001-03-27
CIK 835664

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                         Commission File Number 1-9997
                              KOGER EQUITY, INC.
             (Exact name of Registrant as specified in its Charter)


                         FLORIDA                                                      59-2898045
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)
              8880 FREEDOM CROSSING TRAIL
                  JACKSONVILLE, FLORIDA                                                 32256
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2001 was approximately $415,861,000.

The number of shares of registrant's Common Stock outstanding on March 1, 2001 was 26,795,144.

                      Documents Incorporated by Reference

The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 2001 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

                               TABLE OF CONTENTS


ITEM NO.                                        DESCRIPTION                                                       PAGE NO.
PART I

    1.         BUSINESS....................................................................................           3

    2.         PROPERTIES..................................................................................           5

    3.         LEGAL PROCEEDINGS...........................................................................          10

    4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................          10

PART II

    5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.......................................................................          10

    6.         SELECTED FINANCIAL DATA.....................................................................          11

    7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................................................          12

    7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................          23

    8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................          24

    9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................          45

PART III

    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................          45

    11.        EXECUTIVE COMPENSATION......................................................................          46

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT............................................................................          46

    13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................          46

PART IV

    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K.......................................................................          47

    15.        SIGNATURES..................................................................................          57

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Koger Equity, Inc. ("KE") is a self-administered and self-managed equity real estate investment trust (a "REIT") which develops, owns, operates and manages suburban office buildings (the "Office Buildings") primarily located in 20 office centers (each a "Koger Center") located in 13 metropolitan areas throughout the southeastern and southwestern United States. As of December 31, 2000, KE owns 194 Office Buildings, of which 190 are in Koger Centers and four are outside Koger Centers but in metropolitan areas where Koger Centers are located. Koger-Vanguard Partners, L.P. ("KVP") is a limited partnership, for which KE is the general partner, which owns suburban office buildings located in a Koger Center. As of December 31, 2000, KVP owns 13 Office Buildings. The Office Buildings contain approximately 9.5 million multi-tenant usable square feet and were on average 90 percent leased as of December 31, 2000. During 2000, KE began construction of two buildings, which will contain approximately 148,000 usable square feet and will be ready for occupancy at various times throughout 2001. While KE expects to continue the development of suburban office properties for its own account, it may from time to time acquire developed properties compatible with its properties in other markets primarily in the Southeast and Southwest if such acquisitions can be made on terms favorable to KE. During 2000, KE sold two mature Koger Centers, containing approximately 792,000 usable square feet, which were located in Tulsa, Oklahoma and El Paso, Texas.

         KE owns approximately 89 acres of unencumbered land held for development and approximately one acre of unencumbered land held for sale. A majority of the land held for development adjoins Office Buildings in ten Koger Centers, which have infrastructure, including roads and utilities, in place. KE intends over time to develop and construct office buildings using this land and currently has two buildings under construction on approximately 12 acres of the 89 acres of land held for development. KE expects to acquire additional land for development. In addition, KE provides leasing, management and other customary tenant-related services for the Koger Centers.

         In addition to managing its own properties, KE provides property and asset management services through its wholly-owned subsidiaries, Southeast Properties Holding Corporation ("Southeast") and Koger Real Estate Services, Inc. ("KRES"), for office buildings owned by unaffiliated parties (KE, KVP, Southeast and KRES are hereafter referred to as the "Company"). In conjunction with KRES, KE managed eight office buildings, containing approximately 440,000 usable square feet, owned by Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York. This management agreement was terminated during November 2000 due to the sale of these office buildings by Centoff. The Company currently provides asset management services to Crocker Realty Trust for 127 office properties, containing approximately 6.1 million square feet.

         KE operates in a manner so as to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. The Company distributes at least 95 percent of its annual REIT taxable income (which term is used herein as defined and modified in the Code) to its shareholders. To qualify as a REIT, a corporation must meet certain substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive and real estate sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets consist principally (at least 75 percent by value) of real estate assets, cash and cash equivalents and that its holdings of securities are adequately diversified; (d) each year, it must distribute at least 95 percent of its REIT taxable income; and (e) at no time during the second half of any calendar year may the Company be "closely held" (i.e., have more than 50 percent in value of its outstanding stock owned, directly, indirectly or constructively, by not more than five individuals). The constructive ownership rules, among other things, treat the shareholders of a corporation as owning proportionately any stock in another corporation owned by the first corporation. Management fee revenue does not qualify as real estate or passive income for purposes of determining whether the Company has met the REIT requirements that at least 95 percent of the Company's gross income be derived from certain real estate and passive sources and that at least 75 percent of its gross income be derived from certain real estate sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-real estate" and "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation.

         No tenant leases more than 10 percent of the usable area of the Company's buildings. However, a major governmental tenant, when all of its respective departments and agencies which lease space in the Company's buildings are combined, contributes more than 10 percent of the Company's annualized rentals as of December 31, 2000. At that date, the United States of America accounted for an aggregate of 10.8 percent of the Company's total annualized rental revenues. Some of the Company's principal tenants are the United States of America, the State of Florida, Blue Cross and Blue Shield of Florida, United Healthcare, Landstar System Holdings, Wellspring Resources, General Electric, Hoechst Celanese Corp., Siemens Westinghouse and Hanover Insurance. Governmental tenants (including the State of Florida and the United States of America), which account for 19.8 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity measures. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

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

INVESTMENT POLICIES

         The Company is currently in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. The Company intends to continue to develop and construct office buildings primarily using its existing inventory of 89 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates suburban office parks. The Company may also acquire existing office buildings or additional land for development in other markets primarily in the Southeast and Southwest that the Company considers favorable. Although all of the Company's properties are located in the Southeast and Southwest, management does not consider that the Company's development and acquisitions activities are limited to any particular area. The Company may also sell Office Buildings or Koger Centers located in certain markets. In addition, the Company has adopted a plan to repurchase up to 2.65 million shares of its common stock.

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

         For the year ended December 31, 2000, all of the Company's rental revenues were derived from buildings purchased or constructed by the Company. The Company's 2000 interest revenues were derived from temporary cash investments and notes receivable from current and former employees.

EMPLOYEES

         The Company has a combined financial, administrative, leasing, and center maintenance staff of 175 employees. A resident general manager is responsible for the leasing and operations of all buildings in a Koger Center or metropolitan area. The Company has approximately 68 employees who perform maintenance activities.

ITEM 2.  PROPERTIES

GENERAL

         As of December 31, 2000, the Company owned 194 Office Buildings located in the 13 metropolitan areas of Birmingham, Alabama; Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Greenville, South Carolina; Memphis, Tennessee; Austin and San Antonio, Texas; and Richmond, Virginia. In addition, the Company has two buildings under construction. The Koger Centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The Office Buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Koger Centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

         Leases on the Office Buildings vary between net leases (under which the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (under which the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 2000, the Office Buildings were on average 90 percent leased and the average annual rent per multi-tenant usable square foot leased was $18.07. The buildings are occupied by numerous tenants (approximately 1,915 leases), many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

         New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its gross leases. As of December 31, 2000, approximately 12 percent of the Company's annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 86 percent of such revenues were derived from leases containing escalation provisions based upon fixed steps or real estate tax and operating expense increases; and approximately 2 percent of such revenues were derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

         The Company owns approximately 100 acres of unimproved land (89 acres held for development, one acre held for sale and 10 acres not suitable for development) located in the metropolitan areas of Birmingham, Alabama; Jacksonville, Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; Columbia and Greenville, South Carolina; and Austin, Texas. Each of these parcels of land has been partially or wholly developed with streets and/or utilities. The Company currently has two buildings under construction on approximately 12 acres of this unimproved land.

PROPERTY LOCATION AND OTHER INFORMATION

         The following table sets forth information relating to the properties owned by the Company as of December 31, 2000.


                                                             AVERAGE                            LAND
                                           NUMBER             AGE OF                          IMPROVED          UNIMPROVED
                                             OF             BUILDINGS       USABLE           WITH BLDGS.           LAND
KOGER CENTER/LOCATION                     BUILDINGS       (IN YEARS)(1)     SQ. FT.          (IN ACRES)         (IN ACRES)
---------------------                     ---------       -------------    ---------         -----------        ----------
Atlanta Chamblee                             21                 18           986,243             76.2             2.5
Atlanta Gwinnett                              3                  4           228,186             15.9            19.6
Atlanta Perimeter                             1                 15           150,789              5.3
Austin                                       12                 20           371,048             29.6             1.8
Birmingham Colonnade                          5                  8           393,926             31.0            16.5
Birmingham Colonnade - Retail                 1                 11           112,186             15.7
Charlotte Carmel                              3                  5           285,542             25.3             7.7
Charlotte University                          2                  3           161,805             18.7
Charlotte Vanguard                           13                 18           484,400             39.7            17.1
Columbia Spring Valley                                                                                            1.0
Greensboro South                             13                 18           614,397             46.0
Greensboro Wendover                           1                  1            80,226              7.8            10.7
Greenville Park Central                       3                 16           138,792              9.9             3.5
Greenville Roper Mt.                          9                 15           351,039             29.2
Jacksonville Baymeadows                       7                  8           663,747             51.1
Jacksonville JTB                              3                  2           276,544             24.3             7.7(2)
Memphis Germantown                            6                  7           458,732             34.6
Orlando Central                              21                 29           552,728             44.7             1.3
Orlando Lake Mary                             2                  2           268,563             20.2
Orlando University                            4                  7           276,921             23.0             4.1(3)
Richmond Paragon                              1                 15           126,267              8.1
San Antonio Airport                           2                 16           202,167              7.9
San Antonio West                             27                 20           919,766             70.7
St. Petersburg                               15                 17           588,882             68.7             6.7
Tallahassee                                  19                 18           788,324             62.7
                                           ----                            ---------           ------           -----
    Total                                   194                            9,481,220            766.3           100.2
                                            ===                            =========            =====           =====
    Average                                                     14
                                                                ==

(1) The age of each building was weighted by the multi-tenant usable square feet for such building to determine the weighted average age of
         (a) the buildings in each Koger Center or location and (b) all buildings owned by the Company.
(2) The Company currently has a building under construction on approximately 7.7 acres of this parcel.
(3) The Company currently has a building under construction on approximately 4.1 acres of this parcel.

PERCENT LEASED AND AVERAGE RENTAL RATES

         The following table sets forth, with respect to each Koger Center or location, the number of buildings, number of leases, multi-tenant usable square feet, percent leased, and the average annual rent per multi-tenant usable square foot leased, in each case as of December 31, 2000.


                                                                                                                AVERAGE
                                             NUMBER           NUMBER          USABLE                             ANNUAL
                                               OF               OF            SQUARE          PERCENT           RENT PER
KOGER CENTER/LOCATION                       BUILDINGS         LEASES           FEET          LEASED(1)        SQUARE FOOT(2)
---------------------                       ---------         ------         ---------       ---------        --------------
Atlanta Chamblee                               21               143            986,243          96%               $19.23
Atlanta Gwinnett(3)                             3                43            228,186          85%                20.51
Atlanta Perimeter                               1                16            150,789          94%                23.69
Austin                                         12               172            371,048          99%                22.98
Birmingham Colonnade(3)                         5                36            393,926          78%                18.31
Birmingham Colonnade - Retail                   1                32            112,186          70%                12.03
Charlotte Carmel                                3                44            285,542          95%                19.70
Charlotte University                            2                21            161,805         100%                20.09
Charlotte Vanguard                             13                70            484,400          90%                17.25
Greensboro South                               13               186            614,397          74%                15.99
Greensboro Wendover                             1                12             80,226          72%                19.45
Greenville Park Central                         3                61            138,792          85%                18.71
Greenville Roper Mt.                            9               132            351,039          87%                18.18
Jacksonville Baymeadows                         7                41            663,747          99%                13.11(4)
Jacksonville JTB                                3                 6            276,544         100%                13.32
Memphis Germantown(3)                           6                83            458,732          93%                20.01
Orlando Central                                21               153            552,728          96%                16.71
Orlando Lake Mary                               2                21            268,563          98%                22.33
Orlando University                              4                62            276,921         100%                19.83
Richmond Paragon                                1                27            126,267          99%                20.08
San Antonio Airport                             2                73            202,167          90%                20.41
San Antonio West                               27               266            919,766          85%                16.50
St. Petersburg(3)                              15               120            588,882          85%                16.67
Tallahassee                                    19                95            788,324          81%                19.40
                                              ---              -----         ---------
    Total                                     194              1,915         9,481,220
                                              ===              =====         =========
Weighted Average - Total Company                                                                90%               $18.07
                                                                                                ===               ======
Weighted Average - Operational Buildings                                                        91%               $17.98
                                                                                                ===               ======
Weighted Average - Buildings in Lease-up                                                        64%               $21.90
                                                                                                ===               ======

(1) The percent leased rates have been calculated by dividing total multi-tenant usable square feet leased in a building by multi-tenant usable square feet in such building.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of December 31, 2000 by (b) the multi-tenant usable square feet applicable to such total annualized base rents.
(3)      Includes a building which is currently in the lease-up period.
(4) Excludes corporate office space from calculation. Includes the effect of three net leases where tenants lease the entire building and pay certain operating costs in addition to base rent.

LEASE EXPIRATIONS ON THE COMPANY'S PROPERTIES

         The following schedule sets forth with respect to all of the Office Buildings (a) the number of leases which will expire in calendar years 2001 through 2009, (b) the total multi-tenant usable area in square feet covered by such leases, (c) the percentage of total multi-tenant usable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annualized rents represented by such leases, and
(f) the percentage of gross annualized rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 2000 and on the terms of leases in effect as of December 31, 2000, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 61 percent, 66 percent and 60 percent of the Company's multi-tenant usable square feet, which were scheduled to expire during 2000, 1999 and 1998, respectively.


                                                  PERCENTAGE OF           AVERAGE                                  PERCENTAGE
                                                  TOTAL SQUARE          ANNUAL RENT               TOTAL             OF TOTAL
              NUMBER OF           NUMBER OF        FEET LEASED           PER SQUARE            ANNUALIZED         ANNUAL. RENTS
               LEASES           SQUARE FEET      REPRESENTED BY          FOOT UNDER            RENTS UNDER       REPRESENTED BY
PERIOD        EXPIRING            EXPIRING       EXPIRING LEASES       EXPIRING LEASES       EXPIRING LEASES     EXPIRING LEASES
------        ---------         -----------      ---------------       ---------------       ---------------     ---------------
2001            647              1,968,472            23.4%                $16.94             $  33,336,891          22.0%
2002            386              1,229,235            14.6%                 18.51                22,756,864          15.0%
2003            427              1,620,384            19.3%                 18.40                29,813,558          19.7%
2004            252              1,353,124            16.1%                 17.42                23,570,167          15.5%
2005            146                714,168             8.5%                 19.40                13,851,682           9.1%
2006             13                232,299             2.8%                 21.79                 5,061,675           3.3%
2007             12                340,482             4.0%                 18.06                 6,149,050           4.1%
2008             13                231,625             2.8%                 19.57                 4,532,411           3.0%
2009              8                199,845             2.4%                 22.88                 4,573,280           3.0%
Other            11                508,761             6.1%                 15.88                 8,079,607           5.3%
              -----              ---------           -----                                     ------------         -----
    Total     1,915              8,398,395           100.0%                $18.07              $151,725,185         100.0%
              =====              =========           =====                 ======              ============         =====

BUILDING IMPROVEMENTS, TENANT IMPROVEMENTS AND DEFERRED TENANT COSTS ON THE COMPANY'S PROPERTIES

         The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 2000. The information set forth below is not necessarily indicative of future expenditures for these items.


                     BUILDING IMPROVEMENTS            TENANT IMPROVEMENTS              DEFERRED TENANT COSTS
                 ----------------------------     ----------------------------       --------------------------
                                 PER AVERAGE                       PER AVERAGE                      PER AVERAGE
                                  USABLE SQ.                        USABLE SQ.                       USABLE SQ.
   YEAR            TOTAL          FT. OWNED          TOTAL          FT. OWNED          TOTAL         FT. OWNED
  ------         ----------      -----------      -----------      -----------       ----------     -----------
  1998(1)        $4,255,000        $0.48          $11,655,000       $1.31            $1,755,000       $0.20
  1999(2)         4,545,000         0.50           13,204,000        1.46             1,736,000        0.19
  2000(3)         4,005,000         0.48            8,362,000        1.00             1,711,000        0.20

(1) Excludes the eight buildings for which construction was completed during 1997 and 1998.
(2) Excludes the 14 buildings for which construction was completed during 1997, 1998, and 1999.
(3) Excludes the 18 buildings for which construction was completed during 1998, 1999, and 2000.

FIXED RATE INDEBTEDNESS ON THE COMPANY'S PROPERTIES

         The following table sets forth with respect to each Koger Center or location the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Koger Center or location as of December 31, 2000.


                                                                         WEIGHTED
                                                 MORTGAGE                AVERAGE
                                                   LOAN                  INTEREST
   KOGER CENTER/LOCATION                         BALANCE                   RATE
   ----------------------                       ---------                -------
   Atlanta Chamblee                             $      0                     --
   Atlanta Gwinnett                                    0                     --
   Atlanta Perimeter                                   0                     --
   Austin                                         17,855                   8.33%
   Birmingham Colonnade                                0                     --
   Birmingham Colonnade - Retail                       0                     --
   Charlotte Carmel                                    0                     --
   Charlotte University                                0                     --
   Charlotte Vanguard                             21,415                   8.13%
   Greensboro South                                    0                     --
   Greensboro Wendover                                 0                     --
   Greenville Park Central                             0                     --
   Greenville Roper Mt.                           15,384                   8.02%
   Jacksonville Baymeadows                        40,376                   7.98%
   Jacksonville JTB                                    0                     --
   Memphis Germantown                             24,660                   7.81%
   Orlando Central                                26,258                   8.33%
   Orlando Lake Mary                                   0                     --
   Orlando University                             14,441                   7.10%
   Richmond Paragon                                8,074                   8.00%
   San Antonio Airport                                 0                     --
   San Antonio West                               22,224                   8.25%
   St. Petersburg                                 18,914                   8.25%
   Tallahassee                                    43,686                   7.99%
                                                --------
        Total                                   $253,287                   8.04%
                                                ========                   =====

         For additional information on these loans see Note 3, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

INDEBTEDNESS WITH VARIABLE INTEREST RATES

         As of December 31, 2000, the Company had a $150 million secured revolving credit facility with variable interest rates and encumbering certain of the Company's properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):

                                                      WEIGHTED                               APPROXIMATE         APPROXIMATE
                               BALANCE                AVERAGE                MAXIMUM           AVERAGE          WTD. AVG. INT.
      YEAR ENDED               AT END              INT. RATE AT               AMOUNT            AMOUNT           RATE DURING
      DECEMBER 31             OF PERIOD            END OF PERIOD           OUTSTANDING       OUTSTANDING         THE PERIOD
      -----------             ---------            -------------           -----------       -----------        -------------
         2000                  $90,000                  8.1%                $123,500          $96,262                7.9%
         1999                   94,000                  8.0%                 128,000           95,277                6.7%
         1998                   92,000                  7.1%                  92,000           45,181                7.0%

ITEM 3.  LEGAL PROCEEDINGS
      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange under the ticker symbol KE. The high and low closing sales prices for the periods indicated in the table below were:


                                                                      YEARS
                        -------------------------------------------------------------------------------------------------
                                    2000                               1999                               1998
                        ---------------------------        ---------------------------        ---------------------------
QUARTER ENDED              HIGH             LOW               HIGH              LOW             HIGH               LOW
-------------           ---------        ----------        ----------       ----------        ----------       ----------
March 31                $17.9375         $15.5000          $17.5625          $12.6875         $23.7500          $20.6250
June 30                  18.8750          16.5625           18.4375           12.8750          22.5000           18.6250
September 30             17.4375          16.6250           18.0000           15.5000          21.8125           16.3750
December 31              16.9375          15.0625           16.8750           14.2500          18.2500           15.6250

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

         Set forth below are the dividends per share paid during the three years ended December 31, 2000.


                                           YEARS
                              ------------------------------
       QUARTER ENDED          2000          1999        1998
       -------------          ----          ----        ----
       March 31                $.35         $.30        $.25
       June 30                  .35          .30         .25
       September 30             .35          .35         .30
       December 31              .35          .35         .30

         On February 1, 2001, the Company paid a quarterly dividend of $0.35 per share to shareholders of record on December 31, 2000. In addition, the Company's Board of Directors has declared a quarterly dividend of $0.35 per share payable on May 3, 2001, to shareholders of record on March 31, 2001.

         On March 1, 2001, there were approximately 1,128 shareholders of record and the closing price of the Company's common stock on the New York Stock Exchange was $15.52.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.


                                                                    (IN THOUSANDS EXCEPT PER SHARE AND PROPERTY DATA)
                                                     ----------------------------------------------------------------------------
                                                       2000             1999             1998             1997             1996
                                                     --------         --------         --------         --------         --------
INCOME INFORMATION
Rental revenues and other rental services            $164,733         $156,153         $133,663         $109,501         $ 98,805
Interest revenues                                         703              457              446            1,274            1,951
Total revenues                                        167,874          160,093          138,082          113,989          104,072
Property operations expense                            61,868           60,582           53,719           44,453           41,597
Depreciation and amortization                          35,133           32,314           28,381           24,073           21,127
Mortgage and loan interest                             27,268           21,893           16,616           16,517           18,701
General and administrative expense                     20,217            8,633            6,953            6,374            6,623
Net income                                             27,153           36,586           29,602           21,204           10,501
Earnings per share - diluted                             1.01             1.35             1.10              .94              .54
Dividends declared per common share                      1.40             1.35             1.15              .55              .05

Weighted average shares outstanding - diluted          26,962           27,019           26,901           22,495           19,500

BALANCE SHEET INFORMATION
Operating properties (before depreciation)           $946,780         $927,523         $872,183         $681,249         $582,972
Undeveloped land                                       13,975           17,137           20,535           14,761           27,108
Total assets                                          851,022          885,739          834,995          656,097          584,666
Mortgages and loans payable                           343,287          351,528          307,903          181,963          203,044
Total shareholders' equity                            448,493          467,826          464,763          444,262          364,135

OTHER INFORMATION
Funds from operations(1)                             $ 56,107         $ 65,011         $ 56,486         $ 42,324         $ 33,154
Income before interest, income taxes,
    depreciation and amortization                    $ 89,533         $ 90,980         $ 75,555         $ 62,729         $ 51,144
Number of buildings (at end of period)                    194              218              251              228              215
Percent leased (at end of period)                          90%              93%              90%              92%              92%

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


                                                               2000          1999          1998          1997           1996
                                                              -------       -------       -------       -------       -------
Net income                                                    $27,153       $36,586       $29,602       $21,204       $10,501
Depreciation - real estate                                     31,720        28,800        25,146        21,795        19,538
Amortization - deferred tenant costs                            1,923         2,132         1,464         1,031           929
Amortization - goodwill                                           170           170           170           170           171
Minority interest                                               1,156         1,174           139
Gain on sale or disposition of operating properties            (5,963)       (3,846)
Loss (gain) on sale or disposition of non-operating assets        (52)           (5)          (35)       (1,955)          497
Recovery of loss on land held for sale                                                                     (379)
Loss on early retirement of debt                                                                            458         1,386
                                                              -------       -------       -------       -------       -------
Funds from Operations                                         $56,107       $65,011       $56,486       $42,324       $33,022
                                                              =======       =======       =======       =======       =======

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

         The Company's independent auditors have audited the accompanying Consolidated Financial Statements. The objective of their audit, conducted in accordance with auditing standards generally accepted in the United States of America, was to express an opinion on the fairness of presentation, in all material respects, of the Company's consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. They evaluated the Company's internal control structure to the extent considered necessary by them to determine the audit procedures required to support their report on the Consolidated Financial Statements and not to provide assurance on such structure.

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

RESULTS OF OPERATIONS

         RENTAL REVENUES. For 2000, rental revenues increased $8,365,000 or 5.4 percent from the year ended December 31, 1999. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in rental revenues ($15,364,000) from properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the reduction of rental revenues ($13,497,000) caused by the sale of two office parks during 1999 and two office parks during 2000. Rental revenues increased $22,390,000 or 16.8 percent from the year ended December 31, 1998 to the year ended December 31, 1999. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in the rental revenues ($19,281,000) from properties acquired and construction completed during 1998 and 1999. As of December 31, 2000, the Company's buildings were on average 90 percent leased. As of December 31, 1999 and 1998, the buildings owned by the Company were on average 93 and 90 percent leased, respectively.

         MANAGEMENT FEE REVENUES. Management fee revenues decreased $591,000 for 2000, as compared to 1999, due primarily to a decrease in fees earned under the Centoff management contract. On January 1, 2000, the management contract for one of the Centoff centers was transferred from the Company to Koger Realty Services, Inc. ("KRSI"). During November 2000, the management contract for the remaining Centoff center was terminated when the property was sold by the third party owner. The effect of these decreases was partially offset by the asset management fees ($296,000) earned from Crocker Realty Trust during 2000. For 1999, management fee revenues increased $107,000, as compared to 1998, due primarily to an increase in construction management fees earned. During March 1999, Centoff sold one of the centers for which the Company had provided property management services. The Company earned management fee revenues totaling $194,000 for the management and leasing of this property during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. The Company earned fees of $82,000 for the management of this building during 1999.

         INCOME FROM KOGER REALTY SERVICES, INC. For 2000, income from Koger Realty Services, Inc. decreased $454,000, as compared to 1999, due primarily to an increase in general and administrative expenses. For 1999, income from Koger Realty Services, Inc. decreased $597,000, as compared to 1998, due primarily to an increase in the accrual for compensation expense related to a bonus plan which is based on KE's common stock price.

         INTEREST REVENUES. Interest revenues increased $246,000 for 2000, as compared to 1999, due to the interest earned from loans to certain current and former employees. For 1999, interest revenues remained basically unchanged from those earned in 1998.

         EXPENSES. Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. During 2000, property operations expense increased by $1,286,000 or 2.1 percent, compared to 1999, primarily due to (i) increases in property operations expense ($5,662,000) for properties acquired and construction completed during 1999 and 2000 and (ii) increases in real estate taxes. These increases were partially offset by the decrease in property operations expense ($5,847,000) for the properties sold during 1999 and 2000. During 1999, property operations expense increased by $6,863,000 or 12.8 percent, compared to 1998, primarily due to (i) increases in property operations expense ($7,634,000) for properties acquired and construction completed during 1998 and 1999 and (ii) increases in real estate taxes. These increases were partially offset by the decrease in property operations expense ($1,993,000) for the properties sold during 1999. For 2000, 1999 and 1998, property operations expense as a percentage of total rental revenues was 37.6 percent, 38.8 percent and 40.2 percent, respectively.

         Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 2000, depreciation expense increased $2,976,000 or 10.2 percent, compared to the prior year, due to the properties acquired and construction completed during 1999 and 2000. For 1999, depreciation expense increased $3,499,000 or 13.6 percent, compared to the prior year, due to the properties acquired and construction completed during 1998 and 1999.

         During 2000, amortization expense decreased $157,000, compared to 1999, due to deferred tenant costs associated with properties sold during 1999 and 2000. Amortization expense increased $434,000 during 1999, compared to 1998, due to deferred tenant costs incurred during 1999.

         For 2000, interest expense increased $5,375,000, compared to 1999, primarily due to (i) the increase in the average balance of mortgages and loans payable, (ii) the reduction in interest capitalized to construction and (iii) the increase in the average interest rate on the Company's variable rate loans. Interest expense increased by $5,277,000 during 1999, compared to 1998, primarily due to the increase in the average balance of mortgages and loans payable. During 2000, 1999, and 1998, the weighted average interest rate on the Company's variable rate loans was 7.9 percent, 6.7 percent and 7.0 percent, respectively. The Company's average outstanding amount under such loans during 2000, 1999, and 1998 was $96,262,000, $95,277,000 and $45,181,000,
respectively. During 2000, 1999, and 1998, the weighted average interest rate on the Company's fixed rate loans was 8.0 percent, 8.2 percent and 8.3 percent, respectively. The Company's average outstanding amount under its fixed rate loans during 2000, 1999, and 1998 was $255,439,000, $225,391,000 and
$195,592,000, respectively.

         General and administrative expenses increased by $11,584,000 during 2000, compared to 1999. This increase is primarily due to certain non-recurring charges for (i) corporate reorganization costs ($8,767,000), (ii) severance payments made to certain former senior executives ($2,562,000), (iii) changes in termination benefits under the Supplemental Executive Retirement Plan ($704,000), (iv) payments to retiring directors ($138,000) and (v) initial fees for listing on the New York Stock Exchange ($161,000). For 1999, general and administrative expenses increased $1,680,000, compared to 1998, primarily due to increases in (i) legal and other professional fees, (ii) compensation expense and certain employee benefit accruals and (iii) franchise taxes.

         For 2000, direct cost of management fees decreased $534,000, compared to 1999, due to decreased costs associated with providing property management services under the Centoff contract. Direct costs of management fees increased $64,000 during 1999, compared to 1998, due primarily to increased costs of providing construction management services.

         During 2000, other expenses decreased $926,000, compared to 1999, primarily due to (i) the reduction in costs for certain corporate strategic issues and (ii) the reduction in real estate taxes on unimproved land due to the reduction in acres held for investment and held for sale. Other expenses increased $760,000 during 1999, compared to 1998, due to professional fees incurred for certain corporate strategic issues.

         Management periodically reviews its investment in properties for evidence of impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 2000, 1999 or 1998.

         OPERATING RESULTS. Net income totaled $27,153,000, $36,586,000 and $29,602,000 for 2000, 1999 and 1998, respectively. For 2000, net income decreased $9,433,000 or 25.8 percent from the prior year due primarily to increases in (i) general and administrative expenses due to corporate reorganization costs and other non-recurring charges, (ii) property operations expense, (iii) depreciation expense and (iv) interest expense. The effect of these increases was partially offset by increases in (i) rental revenues and
(ii) gain on sale or disposition of assets. For 1999, net income increased $6,984,000 or 23.6 percent over the prior year due primarily to (i) the increase in rental revenues, which was partially offset by the increases in property operations expense, depreciation and amortization expense, interest expense and general and administrative expense and (ii) the increase in gain on sale or disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. During the year ended December 31, 2000, the Company generated approximately $48.6 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Centoff and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2001.

         The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions. As of December 31, 2000, approximately 98 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

         As of December 31, 2000, leases representing approximately 22 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 2001. This represents 647 leases for space in buildings located in 21 of the 23 Koger Centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 61 percent, 66 percent and 60 percent of the Company's multi-tenant usable square feet, which were scheduled to expire during 2000, 1999 and 1998, respectively. For those leases, which renewed during 2000, the average rental rate increased from $16.65 to $18.05. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2001 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

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

         Governmental tenants (including the State of Florida and the United States of America) which accounted for 19.8 percent of the Company's leased space as of December 31, 2000 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

         On January 1, 2000, the Company had a contract for the management of eight commercial office properties owned by Centoff. The agreement to manage these commercial office buildings was terminated during November 2000 when the properties were sold by Centoff. The Company earned fees of $998,000 and $846,000 for the management of these properties during 2000 and 1999, respectively. At the end of 1999, Centoff terminated the management agreement with the Company related to eight commercial office buildings. The Company earned fees of $780,000 for the management and leasing of these properties during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. During 1999, the Company earned fees of $82,000 for the management of this building.

         During 2000, the Company reached an agreement with Crocker Realty Trust to provide asset management services for the 6.1 million square foot portfolio of Crocker Realty Trust. The Company earned fees of $296,000 under this agreement during the period from June 15, 2000 through December 31, 2000.

         INVESTING ACTIVITIES. At December 31, 2000, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During 2000, the Company's expenditures for improvements to existing properties decreased by approximately $5.3 million from the prior year, primarily due to decreases in expenditures for tenant improvements and building improvements. This decrease in expenditures for tenant improvements was primarily due to (i) the sale of two office parks during the third quarter of 1999, (ii) the sale of two office parks during 2000 and (iii) fewer leased square feet expiring during 2000 compared to 1999.

         During 2000, the Company completed the construction of six buildings, which contain 476,500 multi-tenant usable square feet. During 1999, the Company completed the construction of six buildings, which contain 532,900 multi-tenant usable square feet. During 1998, the Company completed the construction of six buildings, which contain 503,300 multi-tenant usable square feet. The Company has two buildings under construction, on approximately 12 acres of undeveloped land, which will contain approximately 148,000 multi-tenant usable square feet. Expenditures for construction of these two buildings are expected to total approximately $14.9 million, excluding land and tenant improvement costs.

         On November 1, 1999, the Company acquired four buildings, containing 431,000 multi-tenant usable square feet, located in Charlotte, North Carolina and Orlando, Florida for a purchase price of $64.1 million. During 1998, the Company acquired 20 buildings, containing 1,020,300 multi-tenant usable square feet, for a total purchase price of $121.9 million in four separate transactions. One of these transactions was structured as a contribution of the property to a down-REIT partnership (Koger-Vanguard Partners, L.P.), whose general partner is KE. In addition, KE acquired 70.3 acres of land for a total purchase price of $13.6 million.

         On June 1, 2000, the Company sold the Tulsa Center (containing 476,400 multi-tenant usable square feet and 10 acres of undeveloped land) for approximately $28,841,000, net of selling costs. The Company sold approximately
5.6 acres of unimproved land located in Richmond, Virginia, for approximately $800,000, net of selling costs, on July 10, 2000. On August 11, 2000, the Company sold the El Paso Center (containing 315,600 multi-tenant usable square feet) for approximately $20,075,000, net of selling costs. The sale of these properties when combined with certain property adjustments resulted in a gain of $6,015,000. On August 31, 1999, the Company sold the Jacksonville Central Center (containing 666,000 multi-tenant usable square feet and 1.4 acres of undeveloped land) and the Charlotte East Center (containing 468,900 multi-tenant usable square feet and 3.9 acres of undeveloped land) for approximately $68,761,000, net of selling costs.

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

         During 1997, the Company's Board of Directors (the "Board") approved the repurchase of up to one million shares of the Company's common stock (the "Shares"). The Company repurchased 35,600 Shares for approximately $583,000 during 1998 and repurchased 54,000 Shares for approximately $852,000 during 1999. During 2000, the Board approved the repurchase of up to 2.65 million Shares and the Company repurchased 1,209,980 Shares for approximately $20.4 million.

         On March 27, 1998, the Company sold one million shares of its common stock to Wheat First Securities, Inc. for an aggregate sales price of $20.2 million. The Company applied approximately $15 million of the proceeds from this sale to the repayment of indebtedness with an average interest rate of approximately 7.94 percent.

         During 1999, the Company increased its non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern") by $45 million to a total of $235 million, which is secured by 9 office parks. This loan is divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent, (iii) a tranche in the amount of $14.7 million which matures January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of 7.1 percent. Amortization with respect to this indebtedness is based on equal monthly installments over a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios.

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

         At December 31, 2000, the Company had 18 buildings (containing approximately 1.5 million usable square feet) which were unencumbered.

         Loan maturities and normal amortization of mortgages and loans payable during the year 2001 are expected to total approximately $94.6 million. In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company during 2001 and over the long term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Unfavorable conditions in the financial markets, the degree of leverage of the Company and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. The Company has filed shelf registration statements with respect to the issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

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

REAL ESTATE FINANCING RISKS

         EXISTING DEBT. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $343.3 million, all of which is secured by certain of the Company's properties. Approximately $246 million of such debt will mature before 2008, with the majority of the remaining balance maturing in 2009. The $150 million secured revolving credit facility ($90 million of which was outstanding at year end) matures in December 2001. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

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

         EXISTING LEVERAGE; NO LIMITATION ON DEBT. As of December 31, 2000, the debt to total market capitalization ratio of the Company was approximately 44 percent. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company. Accordingly, the Board of Directors could establish policies which would increase the Company's debt to total market capitalization ratio. If this action were taken, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and (b) could increase the risk of default on the Company's debt.

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

RISING PETROLEUM COSTS

         Although the Company has not yet been adversely affected by the recent rise in oil prices, the increasing costs of gasoline may affect commuting patterns thereby adversely affecting the desirability of suburban office property like those owned by the Company.

RENEWAL OF LEASES AND RELETTING OF SPACE

         The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 23.4 percent and 14.6 percent of the total usable square feet leased in the Company's buildings will expire in 2001 and 2002, respectively. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, then the Company's cash flow and its ability to make expected distributions to its shareholders may be adversely affected.

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

         COMPETITION. Numerous office buildings compete with the Company's buildings in attracting tenants to lease space. Some of these competing buildings are newer, better located or better capitalized than some of the Company's buildings. Moreover, the Company believes that major national or regional commercial property developers will continue to seek development opportunities in the southeastern and southwestern United States. These developers may have greater financial resources than the Company. The number of competitive commercial properties in a particular area could have a material adverse affect on the Company's ability to lease space in its buildings or at newly developed or acquired properties and the rents charged.

         CHANGES IN LAWS. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, such increases may adversely affect the Company's cash flow and its ability to make distributions to its shareholders. The Company's properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act (the "ADA") and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that its properties are currently in compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company and could have an adverse affect on the Company's cash flow and expected distributions.

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

         AMERICANS WITH DISABILITIES ACT COMPLIANCE. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements relating to access and use by disabled persons. These requirements became effective in 1992. Compliance with the requirements of the ADA could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants. Although the Company believes that its properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse affect on the Company, if required changes involve a greater expenditure than the Company currently anticipates, the Company's ability to make distributions to its shareholders could be adversely affected.

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

         The Company's environmental assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse affect on its business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of the Company's properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of December 31, 2000, the Company had $90 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $900,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE NO.
Independent Auditors' Report............................................................................          25

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2000
        and 1999........................................................................................          26

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 2000...............................................................................          27

     Consolidated Statements of Changes in Shareholders'
        Equity for Each of the Three Years in the
          Period Ended December 31, 2000................................................................          28

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 2000...............................................................................          29

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 2000...............................................................................          30

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 2000.....................................................          41

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 2000............................................................          42

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
February 23, 2001

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                         2000                1999
                                                                      ----------          ----------
ASSETS
Real estate investments:

   Operating properties:
     Land                                                             $  138,214          $  140,061
     Buildings                                                           805,935             784,769
     Furniture and equipment                                               2,631               2,693
     Accumulated depreciation                                           (155,817)           (137,452)
                                                                      ----------          ----------
         Operating properties - net                                      790,963             790,071
   Properties under construction:
     Land                                                                  2,128               8,347
     Buildings                                                            12,023              41,912
   Undeveloped land held for investment                                   13,899              16,034
   Undeveloped land held for sale, net of allowance                           76               1,103
Cash and cash equivalents                                                  1,615                  --
Accounts receivable, net of allowance for uncollectible
  accounts of $584 and $440                                               13,232              10,512
Investment in Koger Realty Services, Inc.                                  2,533               2,319
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $1,195 and $1,025                    1,360               1,530
Other assets                                                              13,193              13,911
                                                                      ----------          ----------
      TOTAL ASSETS                                                    $  851,022          $  885,739
                                                                      ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                        $  343,287          $  351,528
   Accounts payable                                                        4,961              12,716
   Accrued real estate taxes payable                                       4,175               1,383
   Accrued liabilities - other                                            10,562              13,162
   Dividends payable                                                       9,392               9,370
   Advance rents and security deposits                                     7,014               6,570
                                                                      ----------          ----------
      Total Liabilities                                                  379,391             394,729
                                                                      ----------          ----------

Minority interest                                                         23,138              23,184
                                                                      ----------          ----------
Commitments and contingencies (Notes 2 and 10)

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000  shares
      authorized; issued: none
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued:  29,559,381 and 28,756,121 shares;
       outstanding:  26,829,239 and 26,770,862 shares                        296                 288
   Capital in excess of par value                                        468,277             457,945
   Notes receivable from stock sales                                      (6,250)                 --
   Retained earnings                                                      20,261              30,546
   Treasury stock, at cost;  2,730,142 and 1,985,259 shares              (34,091)            (20,953)
                                                                      ----------          ----------
     Total Shareholders' Equity                                          448,493             467,826
                                                                      ----------          ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  851,022          $  885,739
                                                                      ==========          ==========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            2000                1999              1998
                                                          --------            --------          --------
REVENUES
  Rental                                                  $163,831            $155,466          $133,076
  Other rental services                                        902                 687               587
  Management fees                                            1,793               2,384             2,277
  Income from Koger Realty Services, Inc.                      645               1,099             1,696
  Interest                                                     703                 457               446
                                                          --------            --------          --------
      Total revenues                                       167,874             160,093           138,082
                                                          --------            --------          --------

EXPENSES
  Property operations                                       61,868              60,582            53,719
  Depreciation and amortization                             35,133              32,314            28,381
  Mortgage and loan interest                                27,268              21,893            16,616
  General and administrative                                20,217               8,633             6,953
  Direct cost of management fees                               898               1,432             1,368
  Other                                                        217               1,143               383
                                                          --------            --------          --------
      Total expenses                                       145,601             125,997           107,420
                                                          --------            --------          --------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
   ASSETS, INCOME TAXES AND MINORITY INTEREST               22,273              34,096            30,662
Gain on sale or disposition of assets                        6,015               3,851                35
                                                          --------            --------          --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            28,288              37,947            30,697
Income taxes                                                   (21)                187               956
                                                          --------            --------          --------
INCOME BEFORE MINORITY INTEREST                             28,309              37,760            29,741
Minority interest                                            1,156               1,174               139
                                                          --------            --------          --------
NET INCOME                                                $ 27,153            $ 36,586          $ 29,602
                                                          ========            ========          ========

EARNINGS PER SHARE:

   Basic                                                  $   1.02            $   1.37          $   1.13
                                                          ========            ========          ========
   Diluted                                                $   1.01            $   1.35          $   1.10
                                                          ========            ========          ========

WEIGHTED AVERAGE SHARES:

   Basic                                                    26,730              26,689            26,294
                                                          ========            ========          ========
   Diluted                                                  26,962              27,019            26,901
                                                          ========            ========          ========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                  COMMON STOCK          CAPITAL        NOTES                                          TOTAL
                               -------------------     IN EXCESS     RECEIVABLE                                      SHARE-
                               SHARES         PAR        OF PAR      FROM STOCK      RETAINED       TREASURY         HOLDERS'
                               ISSUED        VALUE       VALUE         SALES         EARNINGS         STOCK           EQUITY
                               ------        -----     ---------     ----------      --------       ---------       ---------
BALANCE,
  DECEMBER 31, 1997            28,389        $ 284      $441,451                     $ 30,947       $ (28,420)      $ 444,262

Common stock sold                                         12,104                                        8,430          20,534
Treasury stock purchased                                                                                 (583)           (583)
Options exercised                 171            2         1,307                                          (34)          1,275
401(k) Plan contribution                                     126                                           76             202
Dividends declared                                                                    (30,529)                        (30,529)
Net income                                                                             29,602                          29,602
                               ------        -----      --------      --------       --------       ---------       ---------
BALANCE,
  DECEMBER 31, 1998            28,560          286       454,988                       30,020         (20,531)        464,763

Common stock sold                                            207                                          235             442
Treasury stock reissued                                      123                                          162             285
Treasury stock purchased                                                                                 (852)           (852)
Options exercised                 174            2         2,120                                          (40)          2,082
Restricted stock issued            22                        368                                          (56)            312
401(k) Plan contribution                                     139                                          129             268
Dividends declared                                                                    (36,060)                        (36,060)
Net income                                                                             36,586                          36,586
                               ------        -----      --------      --------       --------       ---------       ---------
BALANCE,
  DECEMBER 31, 1999            28,756          288       457,945                       30,546         (20,953)        467,826

Common stock sold                                            220      $ (5,066)                         7,005           2,159
Treasury stock purchased                                                                              (20,434)        (20,434)
Options exercised                 803            8        10,026        (1,184)                           163           9,013
Restricted stock issued                                      (48)                                                         (48)
401(k) Plan contribution                                     134                                          128             262
Dividends declared                                                                    (37,438)                        (37,438)
Net income                                                                             27,153                          27,153
                               ------        -----      --------      --------       --------       ---------       ---------
BALANCE
  DECEMBER 31, 2000            29,559        $ 296      $468,277      $ (6,250)      $ 20,261       $ (34,091)      $ 448,493
                               ======        =====      ========      ========       ========       =========       =========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                     2000               1999                1998
                                                                   --------           --------            --------
OPERATING ACTIVITIES
   Net income                                                      $ 27,153           $ 36,586            $ 29,602
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    35,133             32,314              28,381
    Income from Koger Realty Services, Inc.                            (645)            (1,099)             (1,696)
    Provision for uncollectible accounts                                721                349                 300
    Minority interest                                                 1,156              1,174                 139
    Gain on sale or disposition of assets                            (6,015)            (3,851)                (35)
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable, accrued
         liabilities and other liabilities                           (6,096)             3,677               8,095
      Increase in accounts receivable and other assets               (2,765)            (3,665)             (1,735)
                                                                   --------           --------            --------
      Net cash provided by operating activities                      48,642             65,485              63,051
                                                                   --------           --------            --------
INVESTING ACTIVITIES
   Proceeds from sales of assets                                     49,726             68,763                  35
   Dividends received from Koger Realty Services, Inc.                  431                441                 507
   Property acquisitions                                                (10)           (64,158)            (83,337)
   Building construction expenditures                               (16,184)           (55,979)            (53,137)
   Tenant improvements to first generation space                     (7,133)            (7,053)             (5,020)
   Tenant improvements to existing properties                        (8,362)           (13,204)            (11,655)
   Building improvements                                             (4,065)            (4,573)             (4,267)
   Energy management improvements                                      (252)              (245)               (283)
   Deferred tenant costs                                             (3,812)            (2,663)             (2,702)
   Additions to furniture and equipment                                (402)              (427)             (1,358)
                                                                   --------           --------            --------
      Net cash provided by (used in) investing activities             9,937            (79,098)           (161,217)
                                                                   --------           --------            --------
FINANCING ACTIVITIES
   Proceeds from mortgages and loans                                 76,783            171,052             136,002
   Proceeds from sales of common stock                                2,159                442              20,534
   Proceeds from exercise of stock options                            8,204              1,835               1,128
   Principal payments on mortgages and loans                        (85,024)          (127,427)            (40,749)
   Dividends paid                                                   (37,416)           (34,661)            (28,910)
   Distributions paid to limited partners                            (1,202)            (1,082)                 --
   Treasury stock purchased                                         (20,434)              (852)               (583)
   Financing costs                                                      (34)              (521)             (1,384)
                                                                   --------           --------            --------
      Net cash provided by (used in) financing activities           (56,964)             8,786              86,038
                                                                   --------           --------            --------
Net increase (decrease) in cash and cash equivalents                  1,615             (4,827)            (12,128)
Cash and cash equivalents - beginning of year                             0              4,827              16,955
                                                                   --------           --------            --------
Cash and cash equivalents - end of year                            $  1,615           $      0            $  4,827
                                                                   ========           ========            ========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2000

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

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of KE, its wholly-owned subsidiaries and KVP (the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

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

         Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value, the properties and related goodwill will be reduced to their fair value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties, which may have suffered an impairment in value. Management prepares estimates of future undiscounted cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 2000, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

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

         DEPRECIATION AND AMORTIZATION. The Company uses the straight-line method for depreciation and amortization. Acquisition costs, building improvements and tenant improvements are depreciated over the periods benefited by the expenditures which range from 3 to 40 years. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases. Deferred financing costs are amortized over the terms of the related debt agreements using a method which approximates the interest method. Cost in excess of fair value of net assets acquired is being amortized over 15 years.

         REVENUE RECOGNITION. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rental revenues under leases which provide for material varying rents over their terms. For 2000, 1999 and 1998, the recognition of rental revenues on this basis for applicable leases increased rental revenues by $1,897,000, $1,764,000 and $1,335,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. Interest revenue is recognized on the accrual basis for interest-earning investments.

         FEDERAL INCOME TAXES. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). A corporate REIT is a legal entity that holds real estate, and through distributions to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to shareholders at least 95 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain.

         STOCK OPTIONS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share.

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

                                                       2000            1999            1998
                                                      ------          ------          ------
           Weighted average number of common
              shares outstanding - Basic              26,730          26,689          26,294
           Effect of dilutive securities:
               Stock options                             232             330             607
                                                      ------          ------          ------
           Adjusted common shares - Diluted           26,962          27,019          26,901
                                                      ======          ======          ======

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company believes that the carrying amount of its financial instruments (temporary investments, accounts receivable, accounts payable, and mortgages and loans payable) is a reasonable estimate of fair value of these instruments.

         CASH AND CASH EQUIVALENTS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows.

         STATEMENTS OF CASH FLOWS. During 1998, the Company contributed 9,197 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $202,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1997. The Company assumed certain mortgage loans with outstanding balances of $30.7 million in conjunction with certain property acquisitions during 1998. In addition, KVP issued $22,953,000 of limited partner units in conjunction with a property acquisition during 1998. During 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999. During 2000, the Company contributed 15,557 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $262,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1999. The Company's common stock is currently traded on the New York Stock Exchange.

         For 2000, 1999 and 1998, total interest payments (net of amounts capitalized) were $27,307,000, $21,353,000 and $15,015,000, respectively, for the Company. Interest capitalized during 2000, 1999 and 1998 totaled $1,059,000, $3,343,000 and $2,974,000, respectively. For 2000, 1999 and 1998, payments for income taxes totaled $155,000, $455,000 and $1,233,000, respectively.

         ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

         NEW ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issued in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company was required to conform to the guidance in the SAB no later than the fourth quarter of 2000. Compliance with this guidance did not have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to compliance with specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

         During 2000, the Company reached an agreement with Crocker Realty Trust to provide asset management services for the 6.1 million square foot portfolio of Crocker Realty Trust. The Company earned fees of $296,000 under this agreement during 2000.

         In conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board of Directors granted to Mr. Crocker the right to purchase up to 500,000 Shares and to Mr. Onisko, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased from the Company at the same time and for the same price as the Company purchases Shares. In addition, the Company will loan up to 75% of the purchase price for these Shares to Mr. Crocker and to Mr. Onisko. These loans will be collateralized by the Shares purchased. The loan amount cannot exceed 75% of the collateral value at any point in time. These loans will bear interest at 150 basis points over the applicable LIBOR rate. Approximately $836,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. Through December 31, 2000, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan.

         During 2000, the Company's Board approved a program to lend up to $2.5 million to executive officers and department heads for the purpose of exercising options. The loans have a term of 60 months and bear interest at 150 basis points over the applicable LIBOR rate. Through December 31, 2000, options have been exercised to acquire 185,027 Shares under this program.

3.       MORTGAGES AND LOANS PAYABLE.

         The Company has $235 million of non-recourse loans ($223.8 million of which was outstanding on December 31, 2000) with Northwestern Mutual Life Insurance Company ("Northwestern") which are secured by 9 office parks. These loans are divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of
8.33 percent, (iii) a tranche in the amount of $14.7 million which matures on January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of
7.1 percent. Monthly payments on this loan include principal amortization based on a 25-year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $302.6 million at December 31, 2000. In conjunction with the sale of the El Paso Center, the Company amended the $89.5 million promissory note with Northwestern. This amendment provided for the release of the El Paso Center from the collateral for this loan and required that collateral properties be substituted within 180 days. Until collateral is substituted, $9 million of the outstanding balance of the loan will be subject to recourse to the Company. If collateral is not substituted within 180 days, the Company will be required to make a prepayment of principal in the amount of $9 million plus pay a prepayment penalty based upon yield maintenance provisions in the loan agreement.

         The Company has a $150 million secured revolving credit facility ($90 million of which was outstanding on December 31, 2000) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. Based on the Company's election, the interest rate on this revolving credit facility (8.07 percent at December 31, 2000) will be either (i) the lender's LIBOR rate plus either 130, 145 or 160 basis points (depending on the Company's leverage ratio) or (ii) the lender's prime rate. Interest payments will be due monthly on this credit facility which has a term of three years. This credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends, and is collateralized by properties with a carrying value of approximately $234.4 million at December 31, 2000. This credit facility matures in December 2001.

         During 1998, the Company assumed other non-recourse loans with outstanding balances of $30.7 million ($29.5 million of which was outstanding on December 31, 2000) in conjunction with certain property acquisitions. The contractual interest rates on these loans range from 7.25 percent to 8.2 percent. Amortization with respect to this indebtedness is based on equal monthly installments based on 25-year amortization periods. These three loans mature in 2002, 2006 and 2021. This indebtedness is collateralized by properties with a carrying value of approximately $60.1 million at December 31, 2000.

         The annual maturities of mortgages and loans payable, as of December 31, 2000, are summarized as follows:

                      YEAR ENDING                         AMOUNT
                     DECEMBER 31,                     (IN THOUSANDS)
                     ------------                     --------------
                     2001                               $  94,633
                     2002                                  12,722
                     2003                                   5,238
                     2004                                   5,674
                     2005                                   6,150
                     Subsequent Years                     218,870
                                                        ---------
                        Total                           $ 343,287
                                                        =========

4.       LEASES.

         The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 2000, approximately 98 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

         The Company's leases are operating leases and expire at various dates through 2020. Minimum future rental revenues from leases in effect at December 31, 2000, determined without regard to renewal options, are summarized as follows:

                      YEAR ENDING                         AMOUNT
                     DECEMBER 31,                     (IN THOUSANDS)
                     ------------                     --------------
                     2001                               $ 142,102
                     2002                                 121,855
                     2003                                  93,780
                     2004                                  63,893
                     2005                                  42,996
                     Subsequent Years                     123,446
                                                        ---------
                         Total                          $ 588,072
                                                        =========

         The above minimum future rental revenue does not include contingent rentals that may be received under provisions of the lease agreements. Contingent rentals amounted to $10,415,000, $9,638,000 and $4,724,000 for the years 2000, 1999, and 1998, respectively.

         At December 31, 2000, annualized rental revenues totaled approximately $16,385,000 for the United States of America, when all of its departments and agencies which lease space in the Company's buildings were combined.

5.       STOCK OPTIONS AND RIGHTS.

         1988 STOCK OPTION PLAN. The Company's Amended and Restated 1988 Stock Option Plan (the "1988 Plan") provided for the granting of options to purchase up to 500,000 shares of its common stock to key employees of the Company and its subsidiaries. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire seven years from the date of grant and are generally exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant. In accordance with the terms of the 1988 Plan, additional options cannot be granted after ten years from the date of adoption of this plan.

         1993 STOCK OPTION PLAN. The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase up to 1,000,000 shares of its common stock to key employees of the Company and its affiliates. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are generally exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant.

         1996 STOCK OPTION PLAN. The Company's 1996 Stock Option Plan (the "1996 Plan") provides for the granting of options to purchase up to 650,000 shares of its common stock to key employees of the Company. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant.

         1998 EQUITY AND CASH INCENTIVE PLAN. The Company's 1998 Equity and Cash Incentive Plan (the "1998 Plan") provides for the issuance of up to 2,000,000 shares of its common stock pursuant to the grant of awards under this plan which may include stock options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock and performance awards (in cash or stock or combinations thereof). Options granted pursuant to the 1998 Plan would expire ten years from the date of grant.

         INFORMATION CONCERNING OPTIONS GRANTED. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 2000, 1999 and 1998 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                    2000                 1999                  1998
                                                                ------------          -----------          ------------
             Net income - As reported                           $ 27,153,000          $36,586,000          $ 29,602,000
                        - Pro forma                             $ 24,938,000          $35,208,000          $ 27,688,000
             Diluted earnings per share -  As reported          $       1.01          $      1.35          $       1.10
                                        -  Pro forma            $       0.92          $      1.30          $       1.03

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                                  2000              1999          1998
                                                                -------           -------       -------
             1993 PLAN, 1996 PLAN, 1998 PLAN AND OTHER
                  Dividend yield                                   8.00%               --          6.50%
                  Expected volatility                             28.02%               --         20.29%
                  Risk-free interest rates                         6.62%               --          5.47%
                  Expected lives (months)                            82                --            67

         A summary of the status of fixed stock option grants as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                            2000                          1999                        1998
                                   -----------------------       ----------------------      -----------------------
                                                  WEIGHTED                     WEIGHTED                     WEIGHTED
                                                  AVERAGE                      AVERAGE                      AVERAGE
                                                  EXERCISE                     EXERCISE                     EXERCISE
                                    OPTIONS         PRICE         OPTIONS        PRICE        OPTIONS         PRICE
                                   ---------      --------       ---------     --------      ---------      --------
Outstanding - beginning of year    2,257,293       $ 15.97       2,514,721      $ 15.68      1,756,773       $ 11.98
  Granted                          1,746,000         16.57              --           --        934,000         21.05
  Exercised                         (824,707)        11.40        (174,571)       10.74       (170,556)         6.80
  Expired                                 --            --              --           --             --            --
  Forfeited                         (294,752)        19.52         (82,857)       18.17         (5,496)        19.81
                                   ---------                     ---------                   ---------
Outstanding - end of year          2,883,834       $ 17.28       2,257,293      $ 15.97      2,514,721       $ 15.68
                                   =========       =======       =========      =======      =========       =======

         The weighted average fair values of options granted during 2000 and 1998 were $3.15 and $2.71, respectively. There were no options granted during 1999.

         The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                  EXERCISE                  OPTIONS                     OPTIONS             WEIGHTED AVERAGE
                   PRICE                  OUTSTANDING                 EXERCISABLE            REMAINING LIFE
                  ---------               -----------                 -----------           ----------------
                                                                                                (Months)
                  $  7.5000                   23,200                      23,200                   50
                     7.6250                   54,850                      54,850                   35
                     8.1250                    3,600                       3,600                   52
                    11.5000                   82,754                      81,074                   53
                    15.3750                  265,100                     229,100                   71
                    15.8750                   56,000                       8,500                  110
                    16.0625                1,050,000                           0                  110
                    17.5625                  600,000                           0                  114
                    19.1250                    5,000                       3,000                   80
                    19.8125                   86,330                      86,330                   79
                    20.0000                  212,500                     124,600                   92
                    21.2500                   25,000                      25,000                   89
                    21.5625                   11,500                       4,600                   85
                    21.8750                  283,000                     283,000                   86
                    22.8125                  125,000                     125,000                   86
                                           ---------                   ---------
                                           2,883,834                   1,051,854                   98
                                           =========                   =========                =====

         Remaining non-exercisable options as of December 31, 2000 become exercisable as follows:

                                               NUMBER
                          YEAR               OF OPTIONS
                          ----               ----------
                          2001                  623,111
                          2002                  585,434
                          2003                  584,435
                          2004                   19,500
                          2005                   19,500
                                              ---------
                                              1,831,980
                                              =========

         SHAREHOLDER RIGHTS PLAN. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one common stock purchase right (the "Rights") for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 2000), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a fifty percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for Apollo and its affiliates. See Note 2 for further discussion of this amendment. Pursuant to an amendment to the Common Stock Rights Agreement dated as of August 17, 2000, the Rights have been extended ten years, through September 30, 2010.

6.       STOCK INVESTMENT PLAN.

         The Company has a stock investment plan (the "SIP") which provides for regular purchases of the Company's Shares by all employees and directors. The SIP provides for monthly payroll and directors' fees deductions up to $1,700 per month with the Company making monthly contributions for the account of each participant as follows: (i) 25 percent of amounts up to $50; (ii) 20 percent of amounts between $50 and $100; and (iii) 15 percent of amounts between $100 and $1,700, which amounts are used by an unaffiliated Administrator to purchase Shares from the Company.

         The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totaled approximately $50,500, $54,700 and $58,500 for 2000, 1999 and 1998, respectively. Through December 31, 2000, 140,916 Shares have been issued under the SIP.

7.       EMPLOYEE BENEFIT PLANS.

         The Company has a 401(k) plan (the "401(k) Plan") which permits contributions by employees. For 1998, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (15,603 Shares which had a value of approximately $268,000 on December 31, 1998). The contribution for 1998 was made during February 1999. For 1999, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (15,557 Shares which had a value of approximately $262,000 on December 31, 1999). The contribution for 1999 was made during February 2000. For 2000, the Company's Board of Directors approved a cash contribution to the 401(k) Plan which totaled $182,000.

         The Company has a supplemental executive retirement plan (the "SERP"), an unfunded defined benefit plan. The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company's 401(k) Plan. The benefits are based on years of service and the employee's average base salary during the last three calendar years of employment. The SERP was curtailed during 2000 when as part of the corporate reorganization 12 of the 13 active participants terminated employment with the Company. SERP benefits were settled, via single cash payments, for 9 of these 12 individuals. Currently, there are four retired participants (all receiving monthly benefits) and one active participant in the SERP.

         Net periodic pension cost for the SERP for 2000, 1999 and 1998 was as follows (in thousands):

                                                           2000              1999            1998
                                                          ------            ------          ------
Service cost                                              $   47            $  182          $   28
Interest cost                                                433               481             328
Amortization of unrecognized prior service cost              257               418             203
Amortization of unrecognized net loss                          4                39              67
                                                          ------            ------          ------
Net periodic benefit cost                                    741             1,120             626
Curtailment - unrecognized prior service
   cost acceleration                                       2,512                --              --
Curtailment gain                                            (586)               --              --
Termination benefit cost                                   1,128                --              --
                                                          ------            ------          ------
   Total Cost                                             $3,795            $1,120          $  626
                                                          ======            ======          ======

         Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

                                                            2000              1999            1998
                                                            ----              ----            ----
Discount rate                                                7.5%              7.5%            7.5%
Rate of increase in salary levels                            5.0%              5.0%            5.0%

         The following table provides a reconciliation of benefit obligations, the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 2000 and 1999 (in thousands):

                                                                                 2000              1999
                                                                               --------          --------
Change in benefit obligation
  Benefit obligation at beginning of year                                      $  6,981          $  4,681
  Service cost                                                                       47               182
  Interest cost                                                                     433               481
  Amendments                                                                          0             1,788
  Actuarial (gain)/loss                                                          (1,503)              (19)
  Benefits paid                                                                  (3,317)             (132)
  Termination benefit cost                                                        1,129                 0
                                                                               --------          --------
  Benefit obligation at end of year                                               3,770             6,981
                                                                               --------          --------

Change in plan assets
  Fair value of plan assets at beginning of year                                      0                 0
  Expected return on plan assets                                                      0                 0
  Employer contribution                                                           3,317               132
  Benefits paid                                                                  (3,317)             (132)
                                                                               --------          --------
  Fair value of plan assets at end of year                                            0                 0
                                                                               --------          --------

Funded status                                                                    (3,770)           (6,981)
Unrecognized prior service cost                                                     616             3,257
Unrecognized actuarial loss                                                           0             1,048
                                                                               --------          --------
Net amount recognized                                                          $ (3,154)         $ (2,676)
                                                                               ========          ========

Amounts recognized in the statement of financial position consist of:

    Accrued benefit liability                                                  $ (3,154)         $ (2,676)
    Additional minimum liability                                                   (470)           (2,362)
    Intangible asset                                                                470             2,362
                                                                               --------          --------
Net amount recognized                                                          $ (3,154)         $ (2,676)
                                                                               ========          ========

8.       DIVIDENDS.

         During 2000, 1999 and 1998, the Company paid a total of $1.40, $1.30 and $1.10 per share of dividends, respectively. For income tax purposes, the components of the dividends paid during 2000 are as follows:

                                                                                                   Unrecaptured
                                                                                                   Section 1250
         Payment Date                  Ordinary Income                Return of Capital             Gain (25%)
         ------------                  ---------------                -----------------            ------------
         February 3, 2000                 $  0.350                           --                            --
         May 4, 2000                         0.350                           --                            --
         August 3, 2000                      0.350                           --                            --
         November 2, 2000                    0.215                           --                       $ 0.135
                                          --------                          ---                       -------
                                          $  1.265                           --                       $ 0.135
                                          ========                          ===                       =======

         The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 95 percent of the Company's REIT taxable income as required by the Federal income tax laws. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. During November 2000, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on February 1, 2001, to shareholders of record on December 31, 2000.

9.       FEDERAL INCOME TAXES.

         The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. For the year ended December 31, 2000, the Company's taxable income prior to the dividends paid deduction was approximately $26,445,000. The Company's taxable income prior to the dividends paid deduction for the years ended December 31, 1999 and 1998 was approximately $34,661,000 and $28,910,000, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards. At December 31, 2000, the net book basis of the Company's assets and liabilities exceeded the net tax basis of assets and liabilities in the amount of approximately $32.6 million.

         The Company utilized approximately $2,539,000 and $1,901,000 of net operating loss carryforwards to reduce REIT taxable income for 1999 and 1998, respectively. The Company's net operating loss carryforward available to offset REIT taxable income for 2000 is approximately $2,481,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. For 1999 and 1998, the Company incurred alternative minimum taxes of approximately $508,000 and $380,000, respectively, and recorded a provision for alternative minimum taxes of approximately $130,000 for 2000. This provision has been reduced by the $147,000 refund of 1999 alternative minimum tax received during 2000.

10.      COMMITMENTS AND CONTINGENCIES.

         At December 31, 2000, the Company had commitments for the construction of buildings and improvements to existing buildings of approximately $2.5 million.

11.      SUBSEQUENT EVENTS (UNAUDITED).

         During January 2001, KE organized KRSI Merger, Inc., a Florida corporation, as a wholly owned taxable subsidiary. Effective February 1, 2001, KRSI was merged into this new subsidiary. Pursuant to the merger, the common stock of KRSI was repurchased at the formula price set forth in KRSI's Articles of Incorporation. Subsequent to the merger, the name of the new taxable subsidiary was changed to Koger Realty Services, Inc. This merger will be accounted for using the purchase method.

12.      INTERIM FINANCIAL INFORMATION (UNAUDITED).

         Selected quarterly information for the two years in the period ended December 31, 2000 is presented below (in thousands except per share amounts):

                                                   TOTAL                                                          DILUTED
                                                  RENTAL                  TOTAL                    NET            EARNINGS
         QUARTERS ENDED                          REVENUES               REVENUES                 INCOME          PER SHARE
         --------------                         ---------              ---------               ---------         ---------
         March 31, 1999                         $  38,121              $  39,372               $   8,750          $  .33
         June 30, 1999                             39,062                 39,446                   8,124             .30
         September 30, 1999 (1)                    39,157                 40,458                  11,538             .43
         December 31, 1999                         39,813                 40,817                   8,174             .30
         March 31, 2000 (2)                        41,406                 41,802                   5,355             .20
         June 30, 2000 (3)                         42,131                 42,796                   5,840             .22
         September 30, 2000 (4)                    40,750                 41,774                   9,346             .35
         December 31, 2000 (5)                     40,446                 41,502                   6,612             .25

         (1) The results for the quarter ended September 30, 1999 were affected by a gain on the sale of assets, which totaled $3,861.
         (2) The results for the quarter ended March 31, 2000 were affected by certain non-recurring charges, which totaled $3,510.
         (3) The results for the quarter ended June 30, 2000 were affected by corporate reorganization costs, which totaled $7,180, and by a gain on the sale or disposition of assets, which totaled $4,404.
         (4) The results for the quarter ended September 30, 2000 were affected by a gain on the sale or disposition of assets, which totaled $2,033.
         (5) The results for the quarter ended December 31, 2000 were affected by corporate reorganization costs, which totaled $2,095.

                                                                     SCHEDULE II

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (In Thousands)

                                                                                ADDITIONS
                                                                       -------------------------
                                                        BALANCE AT     CHARGED TO     CHARGED TO                         BALANCE AT
                                                       BEGINNING OF     COSTS AND        OTHER                             END OF
DESCRIPTION                                               PERIOD         EXPENSES       ACCOUNTS      DEDUCTIONS           PERIOD
-----------                                            ------------    ----------     ----------      ----------         ----------
2000
Allowance for uncollectible accounts                      $  440          $  721          $  0          $  577(a)          $  584
                                                          ======          ======          ====          ======             ======
Valuation allowance - land held for sale                  $  279          $    0          $  0          $  205(b)          $   74
                                                          ======          ======          ====          ======             ======

1999
Allowance for uncollectible accounts                      $  436          $  349          $  0          $  345(a)          $  440
                                                          ======          ======          ====          ======             ======
Valuation allowance - land held for sale                  $  279          $    0          $  0          $    0             $  279
                                                          ======          ======          ====          ======             ======

1998
Allowance for uncollectible accounts                      $  250          $  300          $  0          $  114(a)          $  436
                                                          ======          ======          ====          ======             ======
Valuation allowance - land held for sale                  $  279          $    0          $  0          $    0             $  279
                                                          ======          ======          ====          ======             ======

(a) Receivable balance which was determined to be uncollectible and written-off in the applicable year.
(b)      Land parcel was sold for which valuation allowance had been recorded.

                                                                    SCHEDULE III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              COSTS CAPITALIZED
                                                                 SUBSEQUENT
                                        INITIAL COST           TO ACQUISITION                TOTAL COST
                                    --------------------   ----------------------  --------------------------------
                                                                                                                         (d)
                                                BLDGS &     IMPROVE-     CARRYING                BLDGS &   (b)(c)       ACCUM.
CENTER/LOCATION                        LAND     IMPROV.       MENTS        COSTS      LAND       IMPROV.    TOTAL        DEPR.
---------------                     ---------  ---------   ---------     --------  ---------    --------  ---------   ---------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                  $  14,667  $  68,696   $  16,869        $ 0    $  14,667    $ 85,565  $ 100,232   $  23,177
  ATLANTA GWINNETT                      3,100     21,435       2,347          0        3,100      23,782     26,882       1,659
  ATLANTA PERIMETER                     2,785     18,407         964          0        2,785      19,371     22,156       1,777
  AUSTIN                                4,274     13,650       4,950          0        4,274      18,600     22,874       5,507
  BIRMINGHAM COLONNADE                  8,518     44,729       2,188          0        8,518      46,917     55,435       2,873
  BIRMINGHAM RETAIL                     5,055      6,479         118          0        5,055       6,597     11,652         499
  CHARLOTTE CARMEL                      3,170     23,202       4,290          0        3,170      27,492     30,662       4,762
  CHARLOTTE UNIVERSITY                  3,132     20,007           0          0        3,132      20,007     23,139         598
  CHARLOTTE VANGUARD                    5,136     48,019       1,498          0        5,136      49,517     54,653       2,923
  GREENSBORO SOUTH                      6,384     38,700       8,420          0        6,384      47,120     53,504      12,851
  GREENSBORO WENDOVER                     691      6,463         853          0          691       7,316      8,007         558
  GREENVILLE PARK CENTRAL               1,237     12,377       1,150          0        1,237      13,527     14,764       1,532
  GREENVILLE ROPER MT.                  4,782     21,250       5,076          0        4,782      26,326     31,108       7,662
  JACKSONVILLE BAYMEADOWS              10,514     40,261       1,404          0       10,514      41,665     52,179       6,610
  JACKSONVILLE JTB                      4,189     26,140       1,633          0        4,189      27,773     31,962       1,550
  MEMPHIS GERMANTOWN                    8,472     38,537       5,527          0        8,472      44,064     52,536       9,615
  ORLANDO CENTRAL                       8,092     29,825      10,759          0        8,092      40,584     48,676      14,370
  ORLANDO LAKE MARY                     5,506     35,523           0          0        5,506      35,523     41,029       1,064
  ORLANDO UNIVERSITY                    5,018     22,233       3,586          0        5,018      25,819     30,837       4,350
  RICHMOND PARAGON                      1,422     15,144       1,257          0        1,422      16,401     17,823       1,507
  ST. PETERSBURG                        7,135     35,986       9,010          0        7,135      44,996     52,131      11,527
  SAN ANTONIO AIRPORT                   3,243     12,791       1,686          0        3,243      14,477     17,720       1,730
  SAN ANTONIO WEST                     11,068     38,049      14,179          0       11,068      52,228     63,296      16,132
  TALLAHASSEE                          10,624     59,536      10,635          0       10,624      70,171     80,795      19,951
                                    ---------  ---------   ---------        ---    ---------   ---------  ---------   ---------
       SUBTOTALS                      138,214    697,439     108,399          0      138,214     805,838    944,052     154,784
   FURNITURE & EQUIPMENT                    0      2,631           0                       0       2,631      2,631       1,033
   IMPROVEMENTS IN PROGRESS                 0          0          97                       0          97         97
                                    ---------  ---------   ---------        ---    ---------   ---------  ---------   ---------
       TOTAL OPERATING REAL ESTATE  $ 138,214  $ 700,070   $ 108,496        $ 0    $ 138,214   $ 808,566  $ 946,780   $ 155,817
                                    ---------  ---------   ---------        ---    ---------   ---------  ---------   ---------

                                                            (a)
                                                           MORT-              DATE             DEPRECIABLE
CENTER/LOCATION                                            GAGES            ACQUIRED              LIFE
---------------                                         ---------         ------------      ----------------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                                      $       0          1988 - 2000         3 - 40 YRS.
  ATLANTA GWINNETT                                              0          1993 - 2000         3 - 39 YRS.
  ATLANTA PERIMETER                                             0             1997             3 - 39 YRS.
  AUSTIN                                                   17,855          1990 - 1993         3 - 40 YRS.
  BIRMINGHAM COLONNADE                                          0          1998 - 2000         3 - 39 YRS.
  BIRMINGHAM RETAIL                                             0             1998             3 - 39 YRS.
  CHARLOTTE CARMEL                                              0         1993  - 1998         3 - 40 YRS.
  CHARLOTTE UNIVERSITY                                          0             1999             3 - 39 YRS.
  CHARLOTTE VANGUARD                                       21,415             1998             3 - 40 YRS.
  GREENSBORO SOUTH                                              0          1988 - 1993         3 - 40 YRS.
  GREENSBORO WENDOVER                                           0             1999             3 - 39 YRS.
  GREENVILLE PARK CENTRAL                                       0             1997             3 - 39 YRS.
  GREENVILLE ROPER MT.                                     15,384          1988 - 1998         3 - 40 YRS.
  JACKSONVILLE BAYMEADOWS                                  40,376          1993 - 1998         3 - 40 YRS.
  JACKSONVILLE JTB                                              0          1997 - 1999         3 - 39 YRS.
  MEMPHIS GERMANTOWN                                       24,660          1988 - 2000         3 - 40 YRS.
  ORLANDO CENTRAL                                          26,258          1988 - 1993         3 - 40 YRS.
  ORLANDO LAKE MARY                                             0             1999             3 - 39 YRS.
  ORLANDO UNIVERSITY                                       14,441          1990 - 2000         3 - 40 YRS.
  RICHMOND PARAGON                                          8,074             1998             3 - 39 YRS.
  ST. PETERSBURG                                           18,914          1988 - 2000         3 - 40 YRS.
  SAN ANTONIO AIRPORT                                           0             1997             3 - 39 YRS.
  SAN ANTONIO WEST                                         22,224          1990 - 1999         3 - 40 YRS.
  TALLAHASSEE                                              43,686          1988 - 1997         3 - 40 YRS.
                                                        ---------
         SUBTOTALS                                        253,287
   FURNITURE & EQUIPMENT                                                                       3 - 15 YRS.
   IMPROVEMENTS IN PROGRESS
                                                        ---------
       TOTAL OPERATING REAL ESTATE                      $ 253,287
                                                        =========

                                                                    SCHEDULE III

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                      COSTS CAPITALIZED
                                                                          SUBSEQUENT
                                                INITIAL COST            TO ACQUISITION                  TOTAL COST
                                          -----------------------     ------------------    ------------------------------------
                                                         BLDGS &                 CARRYING                  BLDGS &      (b)(c)
CENTER/LOCATION                              LAND        IMPROV.       IMPROV.     COSTS       LAND        IMPROV.       TOTAL
---------------                           ---------     ---------     ---------    -----    ---------     ---------    ---------
PROPERTIES UNDER CONSTRUCTION:
 ATLANTA GWINNETT                         $       0     $     158     $       0     $ 0     $       0     $     158    $     158
 BIRMINGHAM COLONNADE                             0            29             0       0             0            29           29
 GREENVILLE PARK CENTRAL                          0           116             0       0             0           116          116
 JACKSONVILLE JTB                             1,366         8,670             0       0         1,366         8,670       10,036
 ORLANDO UNIVERSITY                             762         3,050             0       0           762         3,050        3,812
                                          ---------     ---------     ---------     ---     ---------     ---------    ---------
        TOTAL UNDER CONSTRUCTION              2,128        12,023             0       0         2,128        12,023       14,151
                                          ---------     ---------     ---------     ---     ---------     ---------    ---------

UNIMPROVED LAND:
  ATLANTA GWINNETT                            3,744             0             0       0         3,744             0        3,744
  BIRMINGHAM COLONNADE                        4,886             0             0       0         4,886             0        4,886
  CHARLOTTE CARMEL                              991             0             0       0           991             0          991
  CHARLOTTE VANGUARD                          1,516             0             0       0         1,516             0        1,516
  COLUMBIA SPRING VALLEY                         76             0             0       0            76             0           76
  GREENSBORO WENDOVER                           800             0             0       0           800             0          800
  GREENVILLE PARK CENTRAL                       438             0             0       0           438             0          438
  ORLANDO CENTRAL                               817             0             0       0           817             0          817
  ST. PETERSBURG                                707             0             0       0           707             0          707
                                          ---------     ---------     ---------     ---     ---------     ---------    ---------
        TOTAL UNIMPROVED LAND                13,975             0             0       0        13,975             0       13,975
                                          ---------     ---------     ---------     ---     ---------     ---------    ---------
                   TOTAL                  $ 154,317     $ 712,093     $ 108,496     $ 0     $ 154,317     $ 820,589    $ 974,906
                                          =========     =========     =========     ===     =========     =========    =========

                                                (d)           (a)
                                               ACCUM.        MORT-         DATE         DEPRECIABLE
CENTER/LOCATION                                 DEPR.        GAGES       ACQUIRED           LIFE
---------------                              ---------     --------      --------       -----------
PROPERTIES UNDER CONSTRUCTION:
 ATLANTA GWINNETT                            $       0    $       0
 BIRMINGHAM COLONNADE                                0            0
 GREENVILLE PARK CENTRAL                             0            0
 JACKSONVILLE JTB                                    0            0
 ORLANDO UNIVERSITY                                  0            0
                                             ---------    ---------
        TOTAL UNDER CONSTRUCTION                     0            0
                                             ---------    ---------

UNIMPROVED LAND:
  ATLANTA GWINNETT                                   0            0         1993
  BIRMINGHAM COLONNADE                               0            0         1998
  CHARLOTTE CARMEL                                   0            0         1993
  CHARLOTTE VANGUARD                                 0            0         1998
  COLUMBIA SPRING VALLEY                             0            0         1993
  GREENSBORO WENDOVER                                0            0         1993
  GREENVILLE PARK CENTRAL                            0            0         1997
  ORLANDO CENTRAL                                    0            0         1989
  ST. PETERSBURG                                     0            0         1993
                                             ---------    ---------
        TOTAL UNIMPROVED LAND                        0            0
                                             ---------    ---------
                   TOTAL                     $ 155,817    $ 253,287
                                             =========    =========

                                                                    SCHEDULE III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

(a) At December 31, 2000, the outstanding balance of mortgages payable was $253,287. In addition, the Company has a secured revolving credit facility with variable interest rates which is collateralized by mortgages on a pool of buildings. At December 31, 2000, the outstanding balance of the secured revolving credit facility was $90,000.
(b) Aggregate cost basis for Federal income tax purposes was $999,206 at December 31, 2000.
(c) Reconciliation of total real estate carrying value for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                               2000              1999             1998
                                                                            ----------        ----------       ----------
        Balance at beginning of year                                        $  994,919        $  935,598       $  723,596
           Acquisitions and construction                                        16,599           120,564          191,472
           Improvements                                                         19,812            25,075           21,225
           Sale of unimproved land                                              (1,027)             (628)              --
           Sale or disposition of operating real estate                        (55,397)          (85,690)            (695)
                                                                            ----------        ----------       ----------
        Balance at close of year                                            $  974,906        $  994,919       $  935,598
                                                                            ==========        ==========       ==========

(d) Reconciliation of accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                               2000              1999             1998
                                                                            ----------        ----------       ----------
        Balance at beginning of year                                        $  137,452        $  129,682       $  104,700
           Depreciation expense:
             Operating real estate                                              31,720            28,800           25,146
             Furniture and equipment                                               432               376              531
           Sale or disposition of operating real estate                        (13,787)          (21,406)            (695)
                                                                            ----------        ----------       ----------
        Balance at close of year                                            $  155,817        $  137,452       $  129,682
                                                                            ==========        ==========       ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "2001 Proxy Statement") and is incorporated herein by reference.

         The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

Victor A. Hughes, Jr. ..........................................  Chairman of the Board
Thomas J. Crocker...............................................  Chief Executive Officer and Director
Robert E. Onisko................................................  Chief Financial Officer
Christopher L. Becker...........................................  Senior Vice President
Thomas C. Brockwell.............................................  Senior Vice President
Drew P. Cunningham..............................................  Senior Vice President
James L. Stephens...............................................  Vice President and Chief Accounting Officer

         Mr. Hughes, age 65, was elected Chairman of the Board on June 21, 1996. He also served as Chief Executive Officer from June 21, 1996 to February 29, 2000. He held the position of Chief Financial Officer of the Company from March 31, 1991 to April 1, 1998, and the position of President from August 22, 1995 to November 14, 1997.

         Mr. Crocker, age 47, became Chief Executive Officer of the Company on March 1, 2000, and was elected to the Board of Directors of the Company on February 17, 2000. He previously held the position of Chief Executive Officer of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to February 29, 2000, and Chief Executive Officer of Crocker & Associate, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Crocker served as Chairman and Chief Executive Officer of Crocker Realty Trust, Inc., a public real estate investment trust, from July 1, 1995 to June 30, 1996.

         Mr. Onisko, age 53, became Chief Financial Officer of the Company on March 1, 2000. He previously held the position of Secretary and Treasurer of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to February 29, 2000. From July 1996 to November 1997, Mr. Onisko served as Secretary and Treasurer of Crocker & Associates, L.P., a private real estate limited partnership. He was Executive Vice President, Chief Financial Officer and Secretary of Crocker Realty Trust, Inc., a public real estate investment trust, from July 1, 1995 to June 30, 1996.

         Mr. Becker, age 44, has been Senior Vice President of the Company since June 19, 2000, and previously held the position of Senior Vice President of Crocker Realty Trust, Inc., a private real estate investment trust from November 1997 to June 2000. Prior to that he was Senior Vice President of Crocker & Associates, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Becker served as Senior Vice President of Crocker Realty Trust, Inc., a public real estate investment trust from July 1, 1995 to June 30, 1996.

         Mr. Brockwell, age 37, has been Senior Vice President of the Company since June 19, 2000. He previously held the position of Vice President of Crocker Realty Trust, Inc. for the past five years.

         Mr. Cunningham, age 37, has been Senior Vice President of the Company since June 19, 2000, and previously held the position of Senior Vice President of Crocker Realty Trust, Inc., a private real estate investment trust from November 1997 to June 2000. Prior to that he was Senior Vice President of Crocker & Associates, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Cunningham served as Senior Vice President of Crocker Realty Trust, Inc., a public real estate investment trust from July 1, 1995 to June 30, 1996.

         Mr. Stephens, age 43, has been Vice President of the Company since May 7, 1996, and was the Treasurer of the Company from March 31, 1991 to May 7, 1996. He has served as Chief Accounting Officer of the Company since March 31, 1991.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers file with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of the Company's equity securities. Executive officers and directors are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, the Company's executive officers and directors complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to the section headed "Executive Compensation" in the 2001 Proxy Statement (except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Principal Holders of Voting Securities" of the 2001 Proxy Statement. The beneficial ownership of common stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 2001 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report.
       (2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 41 through 44 in this Form.
    (b)           Reports on Form 8-K:
                  October 19, 2000, the Company filed a Form 8-K reporting under
                  Item 5, Other Events, an agreement with Crocker Realty Trust whereby the Company would assume management of the properties of Crocker Realty Trust and an additional management reorganization involving staff reductions and the moving of certain functions to its Boca Raton, Florida office and providing under Item 7, Financial Statements and Exhibits, Koger Equity, Inc. News Release dated October 19, 2000.

                  November 14, 2000, the Company filed a Form 8-K reporting under Item 5, Other Events, the Company's financial results and other activities for its quarter ended September 30, 2000 and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated November 13, 2000 and the Koger Equity, Inc. News Release dated November 14, 2000.

                  November 14, 2000, the Company filed a Form 8-K reporting under Item 5, Other Events, the termination of several leases and the prospective impact on the Company's funds from operations and providing under Item 7, Financial Statements and Exhibits, Koger Equity, Inc. News Release dated November 14, 2000.
    (c)           The following exhibits are filed as part of this report:

    EXHIBIT
    NUMBER              DESCRIPTION
    -------             -----------
    1                   Underwriting  Agreement dated December 12, 1997, between Koger Equity, Inc. and J.P. Morgan Securities,
                        Inc., Bear Stearns and Company, Inc. and BT Alex Brown Incorporated,  as Representatives of the several underwriters. Incorporated  by reference to Exhibit 1 of the Form 8-K, dated December 12, 1997, filed by the Registrant on December 15, 1997 (File No. 1-9997).
    1(a)                Underwriting  Agreement dated March 24, 1998, between Koger Equity, Inc. and Wheat, First Securities,
                        Inc. Incorporated by reference to Exhibit 1 of the Form 8-K, dated March 24, 1998, filed by the
                        Registrant on March 30, 1998 (File No. 1-9997).
    2                   Agreement and Plan of Merger, dated as of December 21, 1993 between the Company and Koger Properties,
                        Inc. Incorporated  by reference to Exhibit 2 of Form 10-K filed by the Registrant for the period ended
                        December 31, 1993 (File No. 1-9997).
    3(a)                Articles of Amendment and Restatement of Articles of Incorporation of Koger Equity, Inc., dated May
                        18, 2000. Incorporated by reference to Exhibit 3(a) of the Form 10-Q filed by the Registration for the quarter ended September 30, 2000 (File No. 1-9997).

EXHIBIT
NUMBER         DESCRIPTION
------------   ----------------------------------------------------------------
3(b)           Koger Equity, Inc. By Laws, as Amended and Restated on February
               17, 2000. Incorporated by reference to Exhibit 3(b) of the Form
               10-Q filed by the Registrant for the quarter ended September 30,
               2000 (File No. 1-9997).
4(a)           Common Stock Certificate of Koger Equity, Inc. Incorporated by
               reference to Exhibit 4(a) to Registration Statement on Form S-11
               (Registration No. 33-22890).
4(b)(1)(A)     Koger Equity, Inc. Rights Agreement (the "Rights Agreement")
               dated as of September 30, 1990 between the Company and Wachovia
               Bank and Trust Company, N.A. as Rights Agent ("Wachovia").
               Incorporated by reference to Exhibit 1 to a Registration
               Statement on Form 8-A, dated October 3, 1990 (File No. 1-9997).
4(b)(1)(B)     First Amendment to the Rights Agreement, dated as of March 22,
               1993, between the Company and First Union National Bank of North
               Carolina, as Rights Agent ("First Union"), entered into for the purpose of replacing Wachovia. Incorporated by reference to
               Exhibit 4(b)(4) of the Form 10-Q filed by the Registrant for the quarter ended March 31, 1993 (File No. 1-9997).
4(b)(1)(C)     Second Amendment to the Rights Agreement, dated as of December
               21, 1993, between the Company and First Union. Incorporated by reference to Exhibit 5 to an Amendment on Form 8-A/A, dated
               December 21, 1993, to a Registration Statement of the Registrant
               on Form 8-A, dated October 3, 1990 (File No. 1-9997).
4(b)(1)(D)     Third Amendment to Rights Agreement, dated as of October 10,
               1996, between Koger Equity, Inc. and First Union. Incorporated by reference to Exhibit 6 to an Amendment on Form 8-A/A, dated
               November 7, 1996, to a Registration Statement of the Registrant
               on Form 8-A, dated October 3, 1990 (File No. 1-9997).
4(b)(1)(E)     Fourth Amendment to Rights Agreement, dated as of February 27,
               1997, between Koger Equity, Inc. and First Union. Incorporated by reference to Exhibit 8 to an Amendment on Form 8-A/A, dated March
               17, 1997, to a Registration Statement of the Registrant on Form
               8-A, dated October 3, 1990 (File No. 1-9997).
4(b)(1)(F)     Fifth Amendment to Rights Agreement, dated as of November 23,
               1999, between Koger Equity, Inc. and Norwest Bank Minnesota,
               National Association, as successor Rights Agent. Incorporated by reference to Exhibit 11 to an Amendment on Form 8-A/A, dated
               November 23, 1999, to a Registration Statement of the Registrant
               on Form 8-A, dated October 3, 1990 (File No. 1-9997).
4(b)(1)(G)     Sixth Amendment to Rights Agreement, dated as of August 17, 2000, between Koger Equity, Inc. and Wells Fargo Bank Minnesota, N.A.,
               as successor Rights Agent. Incorporated by reference to Exhibit
               4(1) to an Amendment on Form 8-A/A, dated August 17, 2000, to the
               Registration Statement of the Registrant on Form 8-A, dated
               January 28, 2000 (File No. 1-9997).
4(b)(2)        Form of Common Stock Purchase Rights Certificate (attached as
               Exhibit A to the Rights Agreement). Pursuant to the Rights
               Agreement, printed Common Stock Purchase Rights Certificates will not be mailed until the Distribution Date (as defined in the
               Rights Agreement).
4(b)(3)        Summary of Common Stock Purchase Rights (attached as Exhibit B to the Rights Agreement, Exhibit 4(b)(1)(A)).
10(a)(1)(A)    Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan.
               Incorporated by reference to Exhibit 10(e)(1)(A) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1992 (File
               No. 1-9997).

EXHIBIT
NUMBER         DESCRIPTION
------------   ----------------------------------------------------------------
10(a)(1)(B)    Form of Stock Option Agreement pursuant to Koger Equity, Inc.
               Amended and Restated 1988 Stock Option Plan. Incorporated by
               reference to Exhibit 10(e)(2)(A) of Form 10-Q filed by the
               Registrant for the quarter ended June 30, 1992 (File No. 1-9997).
10(a)(1)(C)    Form of Amendment to Stock Option Agreement pursuant to Koger
               Equity, Inc. Amended and Restated 1988 Stock Option Plan.
               Incorporated by reference to Exhibit 10(a)(1)(C) of Form 10-K filed by the Registrant for the period ended December 31, 1996
               (File No. 1-9997).
10(a)(2)(A)    Koger Equity, Inc. 1993 Stock Option Plan. Incorporated by
               reference to Exhibit II to Registrant's Proxy Statement dated
               June 30, 1993 (File No. 1-9997).
10(a)(2)(B)    Form of Stock Option Agreement pursuant to Koger Equity, Inc.
               1993 Stock Option Plan. Incorporated by reference to Exhibit
               10(e)(3)(B) of Form 10-K filed by the Registrant for the period ended December 31, 1994 (File No. 1-9997).
10(a)(2)(C)    Form of Amendment to Stock Option Agreement pursuant to Koger
               Equity, Inc. 1993 Stock Option Plan. Incorporated by reference to
               Exhibit 10(a)(2)(C) of Form 10-K filed by the Registrant for the period ended December 31, 1996 (File No. 1-9997).
10(a)(3)(A)    Koger Equity, Inc. 1996 Stock Option Plan. Incorporated by
               reference to Exhibit 10(a)(3)(A) of Form 10-K filed by the
               Registrant for the period ended December 31, 1996 (File No.
               1-9997).
10(a)(3)(B)    Form of Stock Option Agreement pursuant to Koger Equity, Inc.
               1996 Stock Option Plan. Incorporated by reference to Exhibit
               10(a)(3)(B) of Form 10-K filed by the Registrant for the period ended December 31, 1996 (File No. 1-9997).
10(a)(4)       Form of Koger Equity, Inc. Restricted Stock Award effective as of
               May 1, 1999. Incorporated by reference to Exhibit 10(a) on Form
               10-Q filed by the Registrant for the quarter ended June 30, 1999
               (File No. 1-9997).
10(a)(5)       Koger Equity, Inc. 1998 Equity and Cash Incentive Plan, as
               Amended and Restated. Incorporated by reference to Exhibit A to
               Registrant's Proxy Statement, dated April 18, 2000 (File No.
               1-9997).
10(a)(6)       Stock Option Agreement between Koger Equity, Inc. and Thomas J.
               Crocker, dated as of February 17, 2000. Incorporated by reference to Exhibit 10(a)(6) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(a)(7)       Stock Option Agreement between Koger Equity, Inc. and Robert E.
               Onisko, dated as of February 17, 2000. Incorporated by reference to Exhibit 10(b)(6) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(b)(1)       Shareholders Agreement, dated August 9, 1993, between the Company and TCW Special Credits, a California general partnership.
               Incorporated by reference to Exhibit 10(o) of Form 10-K filed by the Registrant for the period ended December 31, 1993 (File No.
               1-9997).
10(b)(2)       Registration Rights Agreement, dated as of August 9, 1993, between the Company and TCW Special Credits, a California general partnership. Incorporated by reference to Exhibit 10(p) of Form
               10-K filed by the Registrant for the period ended December 31,
               1993 (File No. 1-9997).
10(c)          License Agreement, dated as of July 28, 1995, between Koger
               Equity, Inc. and Koger Realty Services, Inc. Incorporated by
               reference to Exhibit 10(v) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1995 (File No. 1-9997).
10(d)(1)       Amended and Restated Supplemental Executive Retirement Plan,
               effective as of May 20, 1999. Incorporated by reference to
               Exhibit 10(b) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1999 (File No. 1-9997).
10(d)(2)       Amendment No. 1 to Supplemental Executive Retirement Plan,
               effective June 21, 1996. Incorporated by reference to Exhibit
               10(d)(2) of Form 10-K filed by the Registrant for the period ended December 31, 1997 (File No. 1-9997).

EXHIBIT
NUMBER         DESCRIPTION
------------   ----------------------------------------------------------------

10(d)(3)       Amendment No. 2 to Supplemental Executive Retirement Plan,
               effective May 19, 1998. Incorporated by reference to Exhibit
               10(d)(3) of Form 10-K filed by the Registrant for the period ended December 31, 1998 (File No. 1-9997).
10(d)(4)       Amendment No. 3 to Supplemental Executive Retirement Plan,
               effective May 19, 1998. Incorporated by reference to Exhibit
               10(d)(4) of the Form 10-K filed by the Registrant for the period ended December 31, 1998 (File No. 1-9997).
10(e)          Form of Indemnification Agreement between Koger Equity, Inc. and its Directors and certain of its officers. Incorporated by reference to Exhibit 10(x) of Form 10-K filed by the Registrant for the year ended December 31, 1995 (File No. 1-9997).
10(f)(1)(A)    Amended and Restated Employment Agreement between Koger Equity,
               Inc. and Victor A. Hughes, Jr. effective as of April 1, 1998.
               Incorporated by reference to Exhibit 10(f)(1) of Form 10-K filed by the Registrant for the period ended December 31, 1998 (File
               No. 1-9997).
10(f)(1)(B)    Amended and Restated Employment Agreement between Koger Equity,
               Inc. and James C. Teagle, effective as of April 1, 1998.
               Incorporated by reference to Exhibit 10(f)(2) of Form 10-K filed by the Registrant for the period ended December 31, 1998 (File
               No. 1-9997).
10(f)(1)(C)    Employment Agreement between Koger Equity, Inc. and David B.
               Hiley, effective as of April 1, 1998. Incorporated by reference to Exhibit 10(f)(3) of Form 10-K filed by the Registrant for the period ended December 31, 1998 (File No. 1-9997).
10(f)(1)(D)    Employment Agreement between Koger Equity, Inc. and Thomas J.
               Crocker, effective January 17, 2000. Incorporated by reference to
               Exhibit 10(a)(1) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(1)(E)    Employment Agreement between Koger Equity, Inc. and Robert E.
               Onisko, effective January 17, 2000. Incorporated by reference to
               Exhibit 10(b)(1) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(2)(A)    Change of Control Agreement between Koger Equity, Inc. and Victor
               A. Hughes, Jr., effective as of May 20, 1999. Incorporated by reference to Exhibit 10(c) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1999 (File No. 1-9997).
10(f)(2)(B)    Change of Control Agreement between Koger Equity, Inc. and James
               C. Teagle, effective as of May 20, 1999. Incorporated by
               reference to Exhibit 10(d) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1999 (File No. 1-9997).
10(f)(2)(C)    Change of Control Agreement between Koger Equity, Inc. and David
               B. Hiley, effective as of May 20, 1999. Incorporated by reference to Exhibit 10(e) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1999 (File No. 1-9997).
10(f)(3)(A)    Promissory Note (No Recourse Note), dated as of February 17,
               2000, executed by Thomas J. Crocker as maker in favor of Koger
               Equity, Inc. as lender. Incorporated by reference to Exhibit
               10(a)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(3)(B)    Promissory Note (25% Recourse Note), dated as of February 17,
               2000, executed by Thomas J. Crocker as maker in favor of Koger
               Equity, Inc. as lender. Incorporated by reference to Exhibit
               10(a)(3) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(3)(C)    Stock Pledge Security Agreement between Koger Equity, Inc. and
               Thomas J. Crocker, dated as of February 17, 2000. Incorporated by reference to Exhibit 10(a)(4) of Form 10-Q filed by the
               Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(3)(D)    Stock Purchase and Loan Agreement between Thomas J. Crocker and
               Koger Equity, Inc., dated as of February 17, 2000. Incorporated by reference to Exhibit 10(a)(5) of Form 10-Q filed by the
               Registrant for the quarter ended June 30, 2000 (File No. 1-9997).

EXHIBIT
NUMBER         DESCRIPTION
------------   ----------------------------------------------------------------
10(f)(4)(A)    Promissory Note (No Recourse Note), dated as of February 17,
               2000, executed by Robert E. Onisko as maker in favor of Koger
               Equity, Inc. as lender. Incorporated by reference to Exhibit
               10(b)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(4)(B)    Promissory Note (25% Recourse Note), dated as of February 17,
               2000, executed by Robert E. Onisko as maker in favor of Koger
               Equity, Inc. as lender. Incorporated by reference to Exhibit
               10(b)(3) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(4)(C)    Stock Pledge Security Agreement between Koger Equity, Inc. and
               Robert E. Onisko, dated as of February 17, 2000. Incorporated by reference to Exhibit 10(b)(4) of Form 10-Q filed by the
               Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(f)(4)(D)    Stock Purchase and Loan Agreement between Robert E. Onisko and
               Koger Equity, Inc., dated as of February 17, 2000. Incorporated by reference to Exhibit 10(b)(5) of Form 10-Q filed by the
               Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
10(g)(1)(A)    Stock Purchase Agreement, dated as of October 10, 1996, between
               Koger Equity, Inc. and AP-KEI Holdings, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 7 to an
               Amendment on Form 8-A/A, dated November 7, 1996, to a
               Registration Statement of the Registrant on Form 8-A, dated
               October 3, 1990 (File No. 1-9997).
10(g)(1)(B)    Registration Rights Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC, a Delaware
               limited liability company. Incorporated by reference to Exhibit A of the Stock Purchase Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and AP-KEI Holdings, LLC, which is
               Exhibit 7 to an Amendment on Form 8-A/A, dated November 7, 1996, to a Registration Statement on Form 8-A, dated October 3, 1990
               (File No. 1-9997).
10(g)(2)(A)    Amendment No. 1 to Stock Purchase Agreement, dated as of February
               27, 1997, between Koger Equity, Inc. and AP-KEI Holdings, LLC.
               Incorporated by reference to Exhibit 9 to an Amendment on Form
               8-A/A, dated March 17, 1997, to a Registration Statement of the
               Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).
10(g)(2)(B)    Assignment and Assumption Agreement, dated as of February 27,
               1997, among and between Koger Equity, Inc. and AP-KEI Holdings,
               LLC and AREIF II Realty Trust, Inc. Incorporated by reference to
               Exhibit 10 to an Amendment on Form 8-A/A, dated March 17, 1997, to a Registration Statement of the Registrant on Form 8-A, dated
               October 3, 1990 (File No. 1-9997).
10(g)(3)       Purchase Agreement, dated December 12, 1997, between Koger
               Equity, Inc. and AREIF II Realty Trust, Inc. Incorporated by
               reference to Exhibit 10 of the Form 8-K, dated December 12, 1997, filed by the Registrant on December 15, 1997 (File No. 1-9997).
10(h)(1)       Loan Application, dated July 29, 1996, by Koger Equity, Inc. to
               The Northwestern Mutual Life Insurance Company. Incorporated by
               reference to Exhibit 10(j)(1) on Form 8-K, dated December 16,
               1996, filed by the Registrant on March 10, 1997 (File No.
               1-9997).
10(h)(2)(A)    Koger Equity, Inc. Tranche A Promissory Note, dated December 16,
               1996, in the principal amount of $100,500,000 payable to The
               Northwestern Mutual Life Insurance Company. Incorporated by
               reference to Exhibit 10(j)(2)(A) on Form 8-K, dated December 16,
               1996, filed by the Registrant on March 10, 1997 (File No.
               1-9997).
10(h)(2)(B)    Koger Equity, Inc. Tranche B Promissory Note, dated December 16,
               1996, in the principal amount of $89,500,000 payable to The
               Northwestern Mutual Life Insurance Company. Incorporated by
               reference to Exhibit 10(j)(2)(B) on Form 8-K, dated December 16,
               1996, filed by the Registrant on March 10, 1997 (File No.
               1-9997).

EXHIBIT
NUMBER         DESCRIPTION
------------   ----------------------------------------------------------------
10(h)(2)(C)    Koger Equity, Inc. Tranche C Promissory Note, dated September 2,
               1999, in the principal amount of $14,700,000 payable to The
               Northwestern Mutual Life Insurance Company. Incorporated by
               reference to Exhibit 10(j)(6) on Form 8-K, dated September 2,
               1999, filed by the Registrant on November 17, 1999 (File No.
               1-9997)
10(h)(2)(D)    Koger Equity, Inc. Tranche D Promissory Note, dated September 2,
               1999, in the principal amount of $30,300,000 payable to The
               Northwestern Mutual Life Insurance Company. Incorporated by
               reference to Exhibit 10(j)(7) on Form 8-K, dated September 2,
               1999, filed by the Registrant on November 17, 1999 (File No.
               1-9997).
10(h)(2)(E)    First Amendment of Tranche B Promissory Note, dated August 11,
               2000, between Koger Equity, Inc. and The Northwestern Mutual Life
               Insurance Company. Incorporated by reference to Exhibit
               10(j)(2)(E) of Form 10-Q filed by the Registrant for the quarter ended September 30, 2000 (File No. 1-9997).
10(h)(3)(A)    Master Lien Instrument from Koger Equity, Inc. to The
               Northwestern Mutual Life Insurance Company, dated December 16,
               1996, (1) with Mortgage and Security Agreement for Duval, Leon,
               Orange and Pinellas Counties, Florida and (2) with Deed of Trust and Security Agreement for Greenville County, South Carolina,
               Shelby County, Tennessee and Bexar, El Paso and Travis Counties,
               Texas. Incorporated by reference to Exhibit 10(j)(3)(A) on Form
               8-K, dated December 16, 1996, filed by the Registrant on March
               10, 1997 (File No. 1-9997).
10(h)(3)(B)    Absolute Assignment of Leases and Rents from Koger Equity, Inc.
               to The Northwestern Mutual Life Insurance Company, dated December
               16, 1996, for Duval, Leon, Orange, and Pinellas Counties,
               Florida, Greenville County, South Carolina, Shelby County,
               Tennessee and Bexar, El Paso and Travis Counties, Texas.
               Incorporated by reference to Exhibit 10(j)(3)(B) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10,
               1997 (File No. 1-9997).
10(h)(3)(C)    Master Lien Instrument from Koger Equity, Inc. to The
               Northwestern Mutual Life Insurance Company, dated September 2,
               1999, for Duval, Leon, Orange and Pinellas Counties, Florida,
               Greenville County, South Carolina, Shelby County, Tennessee, and
               Bexar, El Paso and Travis Counties, Texas. Incorporated by
               reference to Exhibit 10(j)(8) on Form 8-K, dated September 2,
               1999, filed by the Registrant on November 17, 1999 (File No.
               1-9997).
10(h)(3)(D)    Leasehold Deed of Trust and Security Agreement, dated September
               2, 1999, between Koger Equity, Inc., and John S. Shoaf, Jr.
               ("Trustee"), and The Northwestern Mutual Life Insurance Company
               for Shelby County, Tennessee. Incorporated by reference to
               Exhibit 10(j)(9) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).
10(h)(3)(E)    IDB Deed of Trust and Security Agreement, dated September 2,
               1999, between the Industrial Development Board of the City of
               Memphis and County of Shelby, Koger Equity, Inc., and Trustee and
               The Northwestern Mutual Life Insurance Company for Shelby County,
               Tennessee. Incorporated by reference to Exhibit 10(j)(10) on Form
               8-K, dated September 2, 1999, filed by the Registrant on November
               17, 1999 (File No. 1-9997).
10(h)(3)(F)    Absolute Assignment of Leases and Rents from Koger Equity, Inc.
               to The Northwestern Mutual Life Insurance Company, dated
               September 2, 1999, for Duval, Leon, Orange and Pinellas Counties,
               Florida, Greenville County, South Carolina, Shelby County,
               Tennessee, and Bexar, El Paso and Travis Counties, Texas.
               Incorporated by reference to Exhibit 10(j)(11) on Form 8-K, dated
               September 2, 1999, filed by the Registrant on November 17, 1999
               (File No. 1-9997).
10(h)(4)(A)    Environmental Indemnity Agreement, dated December 16, 1996, between Koger Equity, Inc. and The Northwestern Mutual Life
               Insurance Company and others. Incorporated by reference to
               Exhibit 10(j)(4) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

EXHIBIT
NUMBER         DESCRIPTION
------------   ----------------------------------------------------------------
10(h)(4)(B)    Environmental Indemnity Agreement, dated September 2, 1999, between Koger Equity, Inc. and The Northwestern Mutual Life
               Insurance Company and others. Incorporated by reference to
               Exhibit 10(j)(12) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).
10(h)(5)(A)    Certificate of Borrower contained in letter, dated December 16,
               1996, from Koger Equity, Inc. to The Northwestern Mutual Life
               Insurance Company. Incorporated by reference to Exhibit 10(j)(5)
               on Form 8-K, dated December 16, 1996, filed by the Registrant on
               March 10, 1997 (File No. 1-9997).
10(h)(5)(B)    Certificate of Borrower contained in letter, dated September 2,
               1999, from Koger Equity, Inc. to The Northwestern Mutual Life
               Insurance Company. Incorporated by reference to Exhibit 10(j)(13)
               on Form 8-K, dated September 2, 1999, filed by the Registrant on
               November 17, 1999 (File No. 1-9997).
10(i)(1)       The Second Amended and Restated Revolving Credit Loan Agreement
               dated as of December 30, 1998 between and among Koger Equity,
               Inc., and First Union National Bank of Florida, AmSouth Bank,
               Guaranty Federal Bank F.S.B., Citizens Bank of Rhode Island and
               Compass Bank (the "Lenders"). Incorporated by reference to
               Exhibit 10(k)(1) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(2)(A)    The Substitution Revolving Promissory Note dated December 30,
               1998 issued by Koger Equity, Inc. to First Union National Bank of
               Florida in the principal amount of up to $45,000,000.
               Incorporated by reference to Exhibit 10(k)(2)(a) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16,
               1999 (File No. 1-9997).
10(i)(2)(B)    The Substitution Revolving Promissory Note dated December 30,
               1998 issued by Koger Equity, Inc. to AmSouth Bank in the
               principal amount of up to $35,000,000. Incorporated by reference to Exhibit 10(k)(2)(b) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(2)(C)    The Substitution Revolving Promissory Note dated December 30,
               1998 issued by Koger Equity, Inc. to Guaranty Federal Bank F.S.B.
               in the principal amount of up to $35,000,000. Incorporated by reference to Exhibit 10(k)(2)(c) on Form 8-K, dated December 30,
               1998, filed by the Registrant on February 16, 1999 (File No.
               1-9997).
10(i)(2)(D)    The Revolving Promissory Note, dated December 30, 1998, issued by
               Koger Equity, Inc. to Citizens Bank of Rhode Island in the
               principal amount of up to $20,000,000. Incorporated by reference to Exhibit 10(k)(2)(d) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
(10(i)(2)(E)   The Revolving Promissory Note, dated December 30, 1998, issued by
               Koger Equity, Inc. to Compass Bank in the principal amount of up to $15,000,000. Incorporated by reference to Exhibit 10(k)(2)(e)
               on Form 8-K, dated December 30, 1998, filed by the Registrant on
               February 16, 1999 (File No. 1-9997).
10(i)(3)(A)    The Mortgage, Assignment of Leases and Rents, and Security
               Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in the State of Alabama.
               Incorporated by reference to Exhibit 10(k)(3)(a) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16,
               1999 (File No. 1-9997).
10(i)(3)(B)    The Assignment of Leases and Rents, dated as of December 30,
               1998, relating to that portion of the Collateral located in the
               State of Alabama. Incorporated by reference to Exhibit
               10(k)(3)(b) on Form 8-K, dated December 30, 1998, filed by the
               Registrant on February 16, 1999 (File No. 1-9997).
10(i)(3)(C)    The Assignment of Contracts, Licenses and Permits, dated as of
               December 30, 1998, relating to that portion of the Collateral located in the State of Alabama. Incorporated by reference to
               Exhibit 10(k)(3)(c) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).

EXHIBIT
NUMBER           DESCRIPTION
---------------  ---------------------------------------------------------------
10(i)(3)(D)      The Environmental Indemnification Agreement, dated as of
                 December 30, 1998, relating to that portion of the Collateral located in the State of Alabama. Incorporated by reference to
                 Exhibit 10(k)(3)(d) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(4)(A)(i)   The Second Amended and Restated Deed to Secure Debt, Assignment
                 of Leases and Rents, and Security Agreement dated as of
                 December 30, 1998 relating to that portion of the Collateral located in Dekalb County, State of Georgia granted by Koger
                 Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(4)(a)(i) on Form 8-K, dated December
                 30, 1998, filed by the Registrant on February 16, 1999 (File
                 No. 1-9997).
10(i)(4)(A)(ii)  The Amendment to Assignment of Leases and Rents dated as of
                 December 30, 1998 relating to that portion of the Collateral located in Dekalb County, State of Georgia granted by Koger
                 Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(4)(a)(ii) on Form 8-K, dated
                 December 30, 1998, filed by the Registrant on February 16, 1999
                 (File No. 1-9997).
10(i)(4)(A)(iii) The Amendment to Environmental Indemnification Agreement dated as of December 30, 1998 relating to that portion of the
                 Collateral located in Dekalb County, State of Georgia between and among Koger Equity, Inc. and the Lenders. Incorporated by reference to Exhibit 10(k)(4)(a)(iii) on Form 8-K, dated
                 December 30, 1998, filed by the Registrant on February 16, 1999
                 (File No. 1-9997).
10(i)(4)(A)(iv)  The Amendment to Assignment of Contracts, Licenses and Permits
                 dated as of December 30, 1998 relating to that portion of the
                 Collateral located in Dekalb County, State of Georgia from
                 Koger Equity, Inc. to, and in favor of, the Lenders.
                 Incorporated by reference to Exhibit 10(k)(4)(a)(iv) on Form
                 8-K, dated December 30, 1998, filed by the Registrant on
                 February 16, 1999 (File No. 1-9997).
10(i)(4)(B)(i)   The Deed to Secure Debt, Assignment of Leases and Rents, and
                 Security Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in Gwinnett County,
                 State of Georgia. Incorporated by reference to Exhibit
                 10(k)(4)(b)(i) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(4)(B)(ii)  The Assignment of Leases and Rents, dated as of December 30,
                 1998, relating to that portion of the Collateral located in
                 Gwinnett County, State of Georgia. Incorporated by reference to
                 Exhibit 10(k)(4)(b)(ii) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(4)(B)(iii) The Environmental Indemnification Agreement, dated as of
                 December 30, 1998, relating to that portion of the Collateral located in Gwinnett County, State of Georgia. Incorporated by
                 reference to Exhibit 10(k)(4)(b)(iii) on Form 8-K, dated
                 December 30, 1998, filed by the Registrant on February 16, 1999
                 (File No. 1-9997).
10(i)(4)(B)(iv)  The Amendment to Assignment of Contracts, Licenses and Permits,
                 dated as of December 30, 1998, relating to that portion of the
                 Collateral located in Gwinnett County, State of Georgia.
                 Incorporated by reference to Exhibit 10(k)(4)(b)(iv) on Form
                 8-K, dated December 30, 1998, filed by the Registrant on
                 February 16, 1999 (File No. 1-9997).
10(i)(5)(A)(i)   The Second Amended and Restated Deed of Trust, Assignment of
                 Leases and Rents and Security Agreement, dated as of December
                 30, 1998, relating to that portion of the Collateral located in
                 Guilford County, State of North Carolina granted by Koger
                 Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(5)(a)(i) on Form 8-K, dated December
                 30, 1998, filed by the Registrant on February 16, 1999 (File
                 No. 1-9997).
10(i)(5)(A)(ii)  The Amended and Restated Assignment of Leases and Rents, dated as of December 30, 1998, relating to that portion of the
                 Collateral located in Guilford County, State of North Carolina from Koger Equity, Inc. to, and in favor of, the Lenders.
                 Incorporated by reference to Exhibit 10(k)(5)(a)(ii) on Form
                 8-K, dated December 30, 1998, filed by the Registrant on
                 February 16, 1999 (File No. 1-9997).

EXHIBIT
NUMBER           DESCRIPTION
---------------  ---------------------------------------------------------------

10(i)(5)(A)(iii) The Amendment to Environmental Indemnification Agreement, dated as of December 30, 1998, relating to that portion of the
                 Collateral located in both Guilford and Mecklenburg Counties,
                 State of North Carolina between and among Koger Equity, Inc.
                 and the Lenders. Incorporated by reference to Exhibit
                 10(k)(5)(a)(iii) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(5)(A)(iv)  The Amendment to Assignment of Contracts, Licenses and Permits,
                 dated as of December 30, 1998, relating to that portion of the
                 Collateral located in both Guilford and Mecklenburg Counties,
                 State of North Carolina from Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit
                 10(k)(5)(a)(iv) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(5)(B)(i)   The Amended and Restated Deed of Trust, Assignment of Leases
                 and Rents and Security Agreement, dated as of December 30,
                 1998, relating to that portion of the Collateral located in
                 Mecklenburg County, State of North Carolina granted by Koger
                 Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(k)(5)(b)(i) on Form 8-K, dated December
                 30, 1998, filed by the Registrant on February 16, 1999 (File No
                 1-9997).
10(i)(5)(B)(ii)  The Amended and Restated Assignment of Leases and Rents, dated as of December 30, 1998, relating to that portion of the
                 collateral located in Mecklenburg County, State of North
                 Carolina. Incorporated by reference to Exhibit 10(k)(5)(b)(ii)
                 on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(5)(B)(iii) The Amended and Restated Mortgage, Assignment of Leases and
                 Rents and Security Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in the State of South Carolina granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit
                 10(k)(5)(b)(iii) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(6)(A)      The Amendment to Assignment of Leases and Rents, dated as of
                 December 30, 1998, relating to that portion of the Collateral located in the State of South Carolina from Koger Equity, Inc.
                 to, and in favor of, the Lenders. Incorporated by reference to
                 Exhibit 10(k)(6)(a) on Form 8-K, dated December 30, 1998, filed by the Registrant on February 16, 1999 (File No. 1-9997).
10(i)(6)(B)      The Amendment to Environmental Indemnification Agreement, dated as of December 30, 1998, relating to that portion of the
                 Collateral located in the State of South Carolina among and between Koger Equity, Inc. and the Lenders. Incorporated by reference to Exhibit 10(k)(6)(b) on Form 8-K, dated December
                 30, 1998, filed by the Registrant on February 16, 1999 (File
                 No. 1-9997).
10(i)(6)(C)      The Amendment to Assignment of Contracts, Licenses and Permits,
                 dated as of December 30, 1998, relating to that portion of the
                 Collateral located in the State of South Carolina among and between Koger Equity, Inc. and the Lenders. Incorporated by reference to Exhibit 10(k)(6)(c) on Form 8-K, dated December
                 30, 1998, filed by the Registrant on February 16, 1999 (File
                 No. 1-9997).
10(i)(7)(A)      The Deed of Trust, Assignment of Leases and Rents, and Security
                 Agreement, dated as of December 30, 1998, relating to that portion of the Collateral located in the State of Texas.
                 Incorporated by reference to Exhibit 10(k)(7)(a) on Form 8-K, dated December 30, 1998, filed by the Registrant on February
                 16, 1999 (File No. 1-9997).
10(i)(7)(B)      The Assignment of Leases and Rents dated as of December 30,
                 1998, relating to that portion of the Collateral located in the
                 State of Texas. Incorporated by reference to Exhibit
                 10(k)(7)(b) on Form 8-K, dated December 30, 1998, filed by the
                 Registrant on February 16, 1999 (File No. 1-9997).
10(i)(7)(C)      The Environmental Indemnification Agreement dated as of
                 December 30, 1998, relating to that portion of the Collateral in the State of Texas. Incorporated by reference to Exhibit
                 10(k)(7)(c) on Form 8-K, dated December 30, 1998, filed by the
                 Registrant on February 16, 1999 (File No. 1-9997).

EXHIBIT
NUMBER           DESCRIPTION
------------     ---------------------------------------------------------------
10(i)(7)(D)      The Assignment of Contracts, Licenses and Permits, dated as of
                 December 30, 1998, relating to that portion of the Collateral in the State of Texas. Incorporated by reference to Exhibit
                 10(k)(7)(d) on Form 8-K, dated December 30, 1998, filed by the
                 Registrant on February 16, 1999 (File No. 1-9997).
10(i)(8)         Unconditional Guaranty dated December 30, 1998, of Koger Real
                 Estate Services, Inc. and Southeast Properties Holding
                 Corporation, Inc. both wholly owned of Koger Equity, Inc. to perform and make payments pursuant to the Second Amended and
                 Restated Revolving Credit Loan Agreement. Incorporated by
                 reference to Exhibit 10(k)(8) on Form 8-K, dated December 30,
                 1998, filed by the Registrant on February 16, 1999 (File No.
                 1-9997).
10(j)            Management Agreement, dated June 16, 2000, between Koger
                 Equity, Inc. and Crocker Realty Trust, L.P., a Delaware limited partnership.*
11               Earnings Per Share Computations.*
12               Amended and Restated Agreement of Limited Partnership of
                 Koger-Vanguard Partners, L.P., dated as of October 22, 1998, between Koger Equity, Inc. as General Partner and certain
                 persons as Limited Partners of Koger-Vanguard Partners, L.P.
                 Incorporated by reference to Exhibit 12 on Form 8-K, dated
                 October 22, 1998, filed by the Registrant on December 31, 1998
                 (File No. 1-9997).
21               Subsidiaries of the Registrant.*
23               Independent Auditors' Consent.*

* Filed with this Report.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOGER EQUITY, INC.



By:    /s/ Victor A. Hughes, Jr.
       ---------------------------
       Victor A. Hughes, Jr.
       Chairman of the Board

Date:  March  26, 2001

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                               SIGNATURE                                 TITLE                         DATE


                      /s/ Victor A. Hughes, Jr.                   Chairman of the Board            March 26, 2001
           ------------------------------------------------
                         (VICTOR A. HUGHES, JR.)


                        /s/ Thomas J. Crocker                     Chief Executive Officer          March 26, 2001
           ------------------------------------------------             and Director
                           (THOMAS J. CROCKER)


                       /s/  Robert E. Onisko                      Chief Financial  Officer         March 26, 2001
           ------------------------------------------------
                          (ROBERT E. ONISKO)


                      /s/  James L. Stephens                      Vice President  and Chief        March 26, 2001
           ------------------------------------------------           Accounting Officer
                          (JAMES L. STEPHENS)


                         /s/ D. Pike Aloian                               Director                 March 26, 2001
           ------------------------------------------------
                            (D. PIKE ALOIAN)


                      /s/ Benjamin C. Bishop                              Director                 March 26, 2001
           ------------------------------------------------
                         (BENJAMIN C. BISHOP)


                        /s/ David B. Hiley                                Director                 March 26, 2001
           ------------------------------------------------
                           (DAVID B. HILEY)


                     /s/  John R. S. Jacobsson                            Director                 March 26, 2001
           ------------------------------------------------
                         (JOHN R. S. JACOBSSON)


                        /s/ Lee S. Neibart                                Director                 March 26, 2001
           ------------------------------------------------
                          (LEE S. NEIBART)


                     /s/ George F. Staudter                               Director                 March 26, 2001
           ------------------------------------------------
                        (GEORGE F. STAUDTER)


                       /s/ James C. Teagle                                Director                 March 26, 2001
           ------------------------------------------------
                          (JAMES C. TEAGLE)