Form 10-Q
period 2001-03-31
KOGER EQUITY INC
filed 2001-05-14
CIK 835664

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2001 or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

                          Commission File Number 1-9997

                               KOGER EQUITY, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                 59-2898045
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

         433 PLAZA REAL, SUITE 335
            BOCA RATON, FLORIDA                               33432
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (561) 395-9666

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

                   Class                     Outstanding at April 30, 2001
       Common Stock, $.01 par value                 26,797,348 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             PAGE NO.
PART I. FINANCIAL INFORMATION

            Independent Accountants' Report.............................................         3

    Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets
               March 31, 2001 and December 31, 2000.....................................         4

            Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended
               March 31, 2001 and 2000..................................................         5

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Three Month Period
               Ended March 31, 2001.....................................................        6

            Condensed Consolidated Statements of Cash Flows
               for the Three Month Periods Ended March 31, 2001 and 2000................         7

            Notes to Condensed Consolidated Financial
               Statements for the Three Month Periods
               Ended March 31, 2001 and 2000............................................         8

    Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................        10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk..................        12

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...........................................................        12

    Item 5. Other Information...........................................................        13

    Item 6. Exhibits and Reports on Form 8-K............................................        15

    Signatures .........................................................................        16

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Boca Raton, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 2001 and the related condensed consolidated statements of operations for the three month periods ended March 31, 2001 and 2000, the condensed consolidated statement of changes in shareholders' equity for the three month period ended March 31, 2001 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
May 4, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2001              2000
                                                                    ----------       ------------

ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                           $  139,579        $  138,214
     Buildings                                                         819,065           805,935
     Furniture and equipment                                             3,158             2,631
     Accumulated depreciation                                         (164,296)         (155,817)
                                                                    ----------        ----------
          Operating properties - net                                   797,506           790,963
   Properties under construction:
     Land                                                                  762             2,128
     Buildings                                                           4,213            12,023
   Undeveloped land held for investment                                 13,899            13,899
   Undeveloped land held for sale, net of allowance                         76                76
Cash and cash equivalents                                                5,334             1,615
Accounts receivable, net of allowance for
   uncollectible accounts of $591 and $584                              13,592            13,232
Investment in Koger Realty Services, Inc.                                   --             2,533
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $1,238 and $1,195                  1,318             1,360
Other assets                                                            13,173            13,193
                                                                    ----------        ----------
     TOTAL ASSETS                                                   $  849,873        $  851,022
                                                                    ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                      $  344,107        $  343,287
   Accounts payable                                                      2,897             4,961
   Accrued real estate taxes payable                                     5,539             4,175
   Accrued liabilities - other                                           9,609            10,562
   Dividends payable                                                     9,381             9,392
   Advance rents and security deposits                                   7,203             7,014
                                                                    ----------        ----------
     Total Liabilities                                                 378,736           379,391
                                                                    ----------        ----------

Minority interest                                                       23,190            23,138
                                                                    ----------        ----------

Shareholders' equity:
   Common stock                                                            296               296
   Capital in excess of par value                                      468,485           468,277
   Notes receivable from stock sales                                    (5,459)           (6,250)
   Retained earnings                                                    19,507            20,261
   Treasury stock, at cost                                             (34,882)          (34,091)
                                                                    ----------        ----------
     Total Shareholders' Equity                                        447,947           448,493
                                                                    ----------        ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  849,873        $  851,022
                                                                    ==========        ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTH PERIOD
                                                                         ENDED MARCH 31,
                                                                    ------------------------
                                                                      2001            2000
                                                                    --------        --------

REVENUES
   Rental and other rental services                                 $ 41,591        $ 41,406
   Management fees                                                     1,094             410
   Interest                                                              247              56
   Income (loss) from Koger Realty Services, Inc.                         81             (70)
                                                                    --------        --------
       Total revenues                                                 43,013          41,802
                                                                    --------        --------

EXPENSES
   Property operations                                                15,392          15,422
   Depreciation and amortization                                       8,947           8,535
   Mortgage and loan interest                                          6,636           6,679
   General and administrative                                          2,039           5,108
   Direct cost of management fees                                        915             136
   Other                                                                  52              79
                                                                    --------        --------
       Total expenses                                                 33,981          35,959
                                                                    --------        --------

INCOME BEFORE LOSS ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST                           9,032           5,843
Loss on sale or disposition of assets                                     (3)             --
                                                                    --------        --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                       9,029           5,843
Income taxes                                                              40             155
                                                                    --------        --------
INCOME BEFORE MINORITY INTEREST                                        8,989           5,688
Minority interest                                                        364             333
                                                                    --------        --------
NET INCOME                                                          $  8,625        $  5,355
                                                                    ========        ========

EARNINGS PER  SHARE:
   Basic                                                            $   0.32        $   0.20
                                                                    ========        ========
   Diluted                                                          $   0.32        $   0.20
                                                                    ========        ========

WEIGHTED AVERAGE SHARES:
   Basic                                                              26,825          26,796
                                                                    ========        ========
   Diluted                                                            26,883          27,095
                                                                    ========        ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                   COMMON STOCK                        NOTES
                                ------------------     CAPITAL IN    RECEIVABLE                                   TOTAL
                                SHARES       PAR       EXCESS OF     FROM STOCK     RETAINED      TREASURY    SHAREHOLDERS'
                                ISSUED      VALUE      PAR VALUE       SALES        EARNINGS       STOCK         EQUITY
                                ------      ------     ----------    ----------     --------      --------    -------------

Balance, December 31, 2000      29,559      $  296      $468,277      $ (6,250)     $ 20,261      $(34,091)     $ 448,493
Common stock sold                                             39                                        45             84
Stock loan repayments                                                      791                        (836)           (45)
Options exercised                   16                       169                                                      169
Dividends declared                                                                    (9,379)                      (9,379)
Net Income                                                                             8,625                        8,625
                                ------      ------      --------      --------      --------      --------      ---------
Balance, March 31, 2001         29,575      $  296      $468,485      $ (5,459)     $ 19,507      $(34,882)     $ 447,947
                                ======      ======      ========      ========      ========      ========      =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)
                                 (IN THOUSANDS)

                                                                                      THREE MONTH PERIOD
                                                                                        ENDED MARCH 31,
                                                                                   ------------------------
                                                                                     2001            2000
                                                                                   --------        --------

OPERATING ACTIVITIES
   Net income                                                                      $  8,625        $  5,355
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                    8,947           8,535
     (Income) loss from Koger Realty Services, Inc.                                     (81)             70
     Provision for uncollectible accounts                                               423             210
     Minority interest                                                                  364             333
     Loss on sale or disposition of assets                                                3              --
     Changes in assets and liabilities:
       Increase in receivables and other assets                                        (528)           (152)
       Decrease in accounts payable, accrued liabilities
         and other liabilities                                                       (2,398)         (4,843)
                                                                                   --------        --------
       Net cash provided by operating activities                                     15,355           9,508
                                                                                   --------        --------
INVESTING ACTIVITIES
   Property acquisitions                                                                 --             (10)
   Building construction expenditures                                                (1,492)         (5,227)
   Tenant improvements to first generation space                                     (1,645)         (1,102)
   Tenant improvements to existing properties                                        (1,506)         (2,050)
   Building improvements                                                               (676)           (341)
   Deferred tenant costs                                                               (371)           (645)
   Additions to furniture and equipment                                                 (24)            (55)
   Cash acquired in purchase of assets from KRSI                                      2,535              --
   Proceeds from sale of assets                                                           3              --
                                                                                   --------        --------
       Net cash used in investing activities                                         (3,176)         (9,430)
                                                                                   --------        --------
FINANCING ACTIVITIES
   Collection of notes receivable from stock sales                                      172              --
   Proceeds from exercise of stock options                                              166           1,163
   Proceeds from sales of common stock                                                   84             113
   Proceeds from mortgages and loans                                                 12,500          34,747
   Dividends paid                                                                    (9,390)         (9,370)
   Distributions paid to limited partners                                              (312)           (298)
   Treasury stock purchased                                                              --          (9,659)
   Principal payments on mortgages and loans payable                                (11,680)        (14,797)
   Financing costs                                                                       --               4
                                                                                   --------        --------
       Net cash provided by (used in) financing activities                           (8,460)          1,903
                                                                                   --------        --------
Net increase in cash and cash equivalents                                             3,719           1,981
Cash and cash equivalents - beginning of period                                       1,615              --
                                                                                   --------        --------
Cash and cash equivalents - end of period                                          $  5,334        $  1,981
                                                                                   ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized             $  6,690        $  6,601
                                                                                   ========        ========
   Cash paid during the period for income taxes                                    $     --        $    155
                                                                                   ========        ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000
                (UNAUDITED - SEE INDEPENDENT ACCOUNTANTS' REPORT)

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

During January 2001, Koger Equity, Inc. organized KRSI Merger, Inc., a Florida corporation, as a wholly owned taxable subsidiary. Effective February 1, 2001, Koger Realty Services, Inc. ("KRSI"), a Delaware corporation, was merged into this new subsidiary (the "Merger"). Pursuant to the Merger, the common stock of KRSI was repurchased at the formula price set forth in KRSI's Articles of Incorporation. Subsequent to the Merger, the name of the new Florida subsidiary was changed to Koger Realty Services, Inc. This merger was accounted for using the purchase method of accounting resulting in a reduction in the cost basis of assets of approximately $143,000. Prior to the Merger, the Company accounted for its investment in the preferred stock of KRSI using the equity method.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K Annual Report for the year ended December 31, 2000. The accompanying balance sheet at December 31, 2000, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is totally self-administered and self-managed. Koger-Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner.

In addition to managing its own properties, the Company provides property management services to third parties. Koger Realty Services, Inc. manages 70 office buildings owned by Koala Realty Holding Co., Inc. ("Koala"), a wholly owned subsidiary of a co-mingled pension trust for which Morgan Guaranty Trust Company of New York is the trustee and J. P.

Morgan Investment Management, Inc. is the investment manager. The Company also provides asset management services to Crocker Realty Trust for 127 office properties.

         3. FEDERAL INCOME TAXES. KE is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). As a REIT, KE is required to distribute annually at least 95 percent of its REIT taxable income to its shareholders. Since KE had no REIT taxable income during 2000 and does not expect to have REIT taxable income during 2001, no provision has been made for Federal income taxes. To the extent that KE pays dividends equal to 100 percent of REIT taxable income, the earnings of KE are not taxed at the corporate level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Koger Realty Services, Inc. has recorded a provision of $40,000 for Federal income tax for the quarter ended March 31, 2001.

         4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the three month period ended March 31, 2001, the Company received 54,018 shares of its common stock as settlement of $836,000 of notes receivables from former employees. Pursuant to the Merger, the Company acquired the net assets of KRSI in exchange for its preferred stock in KRSI. The net assets of KRSI acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000. During the three month period ended March 31, 2000, the Company contributed 15,557 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $263,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1999.

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

         6. MORTGAGES AND LOANS PAYABLE. At March 31, 2001, the Company had $344,107,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. In conjunction with the sale of the El Paso Center during 2000, the Company amended the $89.5 million promissory note with Northwestern Mutual Life Insurance Company ("Northwestern"). This amendment provided for the release of the El Paso Center from the collateral for this loan and required that collateral properties be substituted. Northwestern is currently evaluating the collateral properties identified by the Company. Until collateral is substituted, $9 million of the outstanding balance of this loan will be subject to recourse to the Company. If collateral is not substituted, the Company will be required to make a prepayment of principal in the amount of $9 million plus pay a prepayment penalty based upon yield maintenance provisions in the loan agreement. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

         YEAR ENDING DECEMBER 31,
            2001                                        $  95,797
            2002                                           12,722
            2003                                            5,238
            2004                                            5,674
            2005                                            6,151
            Subsequent Years                              218,525
                                                        ---------
                  Total                                 $ 344,107
                                                        =========

         7. DIVIDENDS. The Company paid a quarterly dividend of $0.35 per share on February 1, 2001, to shareholders of record on December 31, 2000. During the quarter ended March 31, 2001, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on May 3, 2001 to shareholders of record on March 31, 2001. The Company currently expects that all dividends paid during 2001 will be treated as ordinary income to the recipient for income tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $41,591,000 for the quarter ended March 31, 2001, compared to $41,406,000 for the quarter ended March 31, 2000. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in the rental revenues ($1,929,000) from eight buildings constructed by the Company. The effect of these increases was partially offset by the loss of rental revenues ($2,593,000) caused by the sale of two office parks during 2000. At March 31, 2001, the Company's buildings were on average 89 percent leased with an average rental rate of $18.28 per usable square foot ($16.22 per rentable square foot). Excluding the five buildings which were in the lease-up period at March 31, 2001, the remainder of the Company's buildings were on average 90 percent leased. At March 31, 2000, the Company's buildings were on average 91 percent leased with an average rental rate of $16.95 per usable square foot.

Management fee revenues totaled $1,094,000 for the quarter ended March 31, 2001, compared to $410,000 for the quarter ended March 31, 2000. This increase was due primarily to the merger of KRSI into a wholly owned taxable subsidiary of the Company on February 1, 2001.

Interest revenues increased $191,000 for the quarter ended March 31, 2001, compared to the same period last year, primarily due to (i) the increase in interest earned from loans to certain current and former employees and (ii) the higher average balance of cash to invest.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                            PERCENT OF
                                                           TOTAL RENTAL
                   PERIOD                   AMOUNT           REVENUES
          ------------------------       ------------      ------------
          March 31, 2001 - Quarter       $ 15,392,000          37.0%
          March 31, 2000 - Quarter       $ 15,422,000          37.2%

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $345,000 for the three month period ended March 31, 2001, compared to the same period last year, due to the construction completed during 2000 and 2001. Amortization expense increased $67,000 for the three month period ended March 31, 2001, compared to the same period last year, due primarily to deferred tenant costs which were incurred after March 31, 2000.

For the three months ended March 31, 2001, interest expense remained basically unchanged from that incurred during the same period last year. At March 31, 2001 and 2000, the weighted average interest rate on the Company's outstanding debt was approximately 7.65 percent and 7.87 percent, respectively.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000, totaled $2,039,000 and $5,108,000, respectively. This decrease is primarily due to certain non-recurring charges incurred during the prior year for (i) severance payments made to former senior executive officers, (ii) changes in termination benefits under the supplemental executive retirement plan, (iii) accrual of payments to retiring directors and (iv) initial fees for listing on the New York Stock Exchange.

Direct costs of management contracts increased $779,000 for the three month period ended March 31, 2001, compared to the same period last year, due to the merger of KRSI into a wholly owned taxable subsidiary of the Company on February 1, 2001.

Net income totaled $8,625,000 for the quarter ended March 31, 2001, compared to net income of $5,355,000 for the corresponding period of 2000. This increase was due to (i) the increases in rental and other rental services revenue, interest revenue and management fee revenue and (ii) the decrease in general and administrative expense. These items were partially offset by the increase in depreciation and amortization expense and direct cost of management fees expense.

LIQUIDITY AND CAPITAL RESOURCES.

         OPERATING ACTIVITIES - During the three months ended March 31, 2001, the Company generated approximately $15.4 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Koala and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 95 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2001.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At March 31, 2001, leases representing approximately 17.6 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2001. This represents 521 leases for space in buildings located in 20 of the 23 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 2001, leases were renewed on approximately 72 percent of the Company's rentable square feet which were scheduled to expire during the three month period. For those leases, which renewed during the three months ended March 31, 2001, the average rental rate per rentable square foot increased from $15.10 to $16.07. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2001 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

The Company has benefited from existing economic conditions and stable vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States provide significant economic growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue and the Company is currently experiencing slower growth in the markets in which it owns buildings. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 18.9 percent of the Company's leased space at March 31, 2001, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants which have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

         INVESTING ACTIVITIES - At March 31, 2001, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the three month period ended March 31, 2001, the Company's expenditures for improvements to existing properties decreased $209,000 from the corresponding period of the prior year. This decrease was due to the reduction in expenditures for tenant improvements primarily caused by the sale of two office parks during 2000.

The Company has one building under construction which will contain approximately 63,800 rentable square feet. Expenditures for construction of this building are expected to total approximately $5.1 million, excluding land and tenant improvement costs.

         FINANCING ACTIVITIES - The Company has a $150 million secured revolving credit facility ($92 million of which was outstanding on March 31, 2001) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. At March 31, 2001, the Company had 19 office buildings, containing approximately 1.78 million rentable square feet, which were unencumbered.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $104.9 million over the next 12 months. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

The foregoing discussion contains forward-looking statements concerning 2001. The actual results of operations for 2001 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of March 31, 2001, the Company had $92 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $920,000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 5.  OTHER INFORMATION

(a) The following table sets forth, with respect to each Koger Center or location at March 31, 2001, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.

                                                                                                             AVERAGE
                                                                                                              ANNUAL
                                                     GROSS           RENTABLE                                RENT PER
                                                    SQUARE             SQUARE          PERCENT                SQUARE
KOGER CENTER/LOCATION                                FEET               FEET           LEASED(1)              FOOT(2)
---------------------                             ----------         ----------       ---------              --------
Atlanta Chamblee                                   1,199,800          1,110,948            96%               $17.14
Atlanta Gwinnett(3)                                  274,400            261,478            84%                18.05
Atlanta Perimeter                                    184,000            176,503            93%                20.51
Austin                                               458,400            440,310            98%                20.00
Birmingham Colonnade(3)                              471,200            451,460            83%                16.09
Birmingham Colonnade - Retail                        112,600            112,186            70%                12.24
Charlotte Carmel                                     339,200            324,140            93%                17.40
Charlotte University                                 190,600            182,789           100%                17.81
Charlotte Vanguard                                   548,200            525,213            89%                15.83
Greensboro South                                     749,200            687,952            72%                14.43
Greensboro Wendover                                   98,300             89,986            72%                17.45
Greenville Park Central                              161,700            157,905            80%                16.51
Greenville Roper Mt.                                 431,000            397,096            91%                15.90
Jacksonville Baymeadows                              793,400            748,974            95%                11.57(4)
Jacksonville JTB(3)                                  436,000            416,817            97%                12.92
Memphis Germantown(3)                                562,600            521,963            91%                17.78
Orlando Central                                      699,700            612,153            98%                15.16
Orlando Lake Mary                                    318,000            303,481            98%                19.88
Orlando University                                   337,800            316,501            97%                17.44
Richmond Paragon                                     154,300            145,008            99%                17.67
San Antonio Airport                                  258,800            235,335            90%                18.33
San Antonio West                                   1,102,200          1,061,588            84%                14.55
St. Petersburg(3)                                    715,500            666,400            86%                15.50
Tallahassee                                          960,300            831,448            79%                18.33
                                                  ----------         ----------
   Total                                          11,557,200         10,777,634
                                                  ==========         ==========
Weighted Average - Total Company                                                           89%               $16.22
                                                                                         ====                ======
Weighted Average - Operational Buildings                                                   90%               $16.13
                                                                                         ====                ======
Weighted Average - Buildings in Lease-up                                                   72%               $18.61
                                                                                         ====                ======

(1) The percent leased rates have been calculated by dividing total rentable square feet leased in an office building by rentable square feet in such building.

(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of March 31, 2001 by (b) the rentable square feet applicable to such total annualized rents.

(3)      Includes a building which is currently in the lease-up period.

(4) Includes the effect of three net leases where tenants lease the entire building and pay certain operating costs in addition to base rent.

(b)      The following schedule sets forth for all of the Company's buildings
         (i) the number of leases which will expire during the remainder of calendar year 2001 and calendar years 2002 through 2009, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases,
         (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on March 31, 2001 and on the terms of leases in effect as of March 31, 2001, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 72 percent of the Company's rentable square feet which were scheduled to expire during the three month period ended March 31, 2001.

                                         PERCENTAGE OF         AVERAGE                            PERCENTAGE
                                         TOTAL SQUARE      ANNUAL RENT            TOTAL            OF TOTAL
         NUMBER OF        NUMBER OF       FEET LEASED        PER SQUARE         ANNUALIZED       ANNUAL RENTS
          LEASES         SQUARE FEET    REPRESENTED BY      FOOT UNDER         RENTS UNDER       REPRESENTED BY
PERIOD   EXPIRING          EXPIRING     EXPIRING LEASES   EXPIRING LEASES    EXPIRING LEASES    EXPIRING LEASES
------   ---------       -----------    ---------------   ---------------    ---------------    ---------------
2001         521          1,772,860           18.5%            $15.37         $ 27,240,425           17.6%
2002         408          1,362,314           14.3%             16.63           22,658,060           14.6%
2003         451          1,968,612           20.6%             16.13           31,750,508           20.5%
2004         283          1,650,219           17.3%             15.61           25,761,426           16.6%
2005         161            903,603            9.5%             17.20           15,544,093           10.0%
2006          27            366,004            3.8%             18.17            6,648,851            4.3%
2007          16            463,205            4.8%             16.36            7,576,855            4.9%
2008          14            287,163            3.0%             18.22            5,232,962            3.4%
2009           8            231,155            2.4%             19.78            4,573,280            2.9%
Other         12            555,616            5.8%             14.55            8,086,017            5.2%
           -----          ---------          -----                            ------------          -----

Total      1,901          9,560,751          100.0%            $16.22         $155,072,477          100.0%
           =====          =========          =====             ======         ============          =====

(c) The Company believes that Funds from Operations is one measure of the performance of an equity real estate investment trust. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Funds from Operations is calculated as follows (in thousands):

                                                        THREE MONTH PERIOD
                                                          ENDED MARCH 31,
                                                       2001            2000
                                                     --------        --------

Net Income                                           $  8,625        $  5,355
Depreciation - real estate                              8,045           7,721
Amortization - deferred tenant costs                      509             448
Amortization - goodwill                                    42              43
Minority interest                                         364             333
Loss on sale of furniture and equipment                     3              --
                                                     --------        --------
   Funds from Operations                             $ 17,588        $ 13,900
                                                     ========        ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

           EXHIBIT
           NUMBER         DESCRIPTION
           ------         -----------

              11          Earnings Per Share Computations.
              15          Letter re: Unaudited interim financial information.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KOGER EQUITY, INC.
                                                 Registrant


                                           /s/ ROBERT E. ONISKO
                                           -----------------------
                                              ROBERT E. ONISKO
                                           CHIEF FINANCIAL OFFICER

Dated: May 11, 2001


                                          /s/ JAMES L. STEPHENS
                                          -------------------------
                                              JAMES L. STEPHENS
                                              VICE PRESIDENT AND
                                           CHIEF ACCOUNTING OFFICER