Form 10-Q
period 2001-06-30
KOGER EQUITY INC
filed 2001-08-13
CIK 835664

SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File Number 1-9997

KOGER EQUITY, INC.
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2898045 (I.R.S. Employer Identification No.)

433 PLAZA REAL, SUITE 335 BOCA RATON, FLORIDA (Address of principal executive offices)	33432 (Zip Code)

Registrant’s telephone number, including area code: (561) 395-9666

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at July 31, 2001 26,815,649 shares

KOGER EQUITY, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the “Company”) as of June 30, 2001 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000, the condensed consolidated statement of changes in shareholders’ equity for the six month period ended June 30, 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
July 27, 2001

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	June 30,	December 31,
	2001	2000

ASSETS

Real Estate Investments:

Operating properties:

Land	$140,342	$138,214

Buildings	827,844	805,935

Furniture and equipment	3,208	2,631

Accumulated depreciation	(172,473)	(155,817)

Operating properties – net	798,921	790,963

Properties under construction:

Land	—	2,128

Buildings	351	12,023

Undeveloped land held for investment	13,899	13,899

Undeveloped land held for sale, net of allowance	76	76

Cash and cash equivalents	8,537	1,615

Accounts receivable, net of allowance for uncollectible accounts of $741 and $584	13,240	13,232

Investment in Koger Realty Services, Inc.	—	2,533

Cost in excess of fair value of net assets acquired, net of accumulated amortization of $1,281 and $1,195	1,275	1,360

Other assets	13,142	13,193

TOTAL ASSETS	$849,441	$851,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Mortgages and loans payable	$342,004	$343,287

Accounts payable	2,771	4,961

Accrued real estate taxes payable	8,234	4,175

Accrued liabilities – other	9,417	10,562

Dividends payable	9,385	9,392

Advance rents and security deposits	6,967	7,014

Total Liabilities	378,778	379,391

Minority interest	23,124	23,138

Shareholders’ equity:

Common stock	296	296

Capital in excess of par value	468,715	468,277

Notes receivable from stock sales	(5,457)	(6,250)

Retained earnings	18,836	20,261

Treasury stock, at cost	(34,851)	(34,091)

Total Shareholders’ Equity	447,539	448,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$849,441	$851,022

See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — See Independent Accountants’ Report)
(In thousands, except per share data)

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

REVENUES

Rental and other rental services	$41,628	$42,131	$83,219	$83,537

Management fees	1,362	241	2,456	651

Interest	195	193	442	249

Income from Koger Realty Services, Inc.	—	231	81	161

Total revenues	43,185	42,796	86,198	84,598

EXPENSES

Property operations	15,766	16,275	31,158	31,697

Depreciation and amortization	9,043	8,591	17,990	17,126

Mortgage and loan interest	6,427	6,998	13,063	13,677

General and administrative	1,833	8,979	3,872	14,087

Direct cost of management fees	945	162	1,860	298

Other	59	57	111	136

Total expenses	34,073	41,062	68,054	77,021

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF ASSETS, INCOME TAXES AND MINORITY INTEREST	9,112	1,734	18,144	7,577

Gain on sale or disposition of assets	3	4,404	—	4,404

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	9,115	6,138	18,144	11,981

Income taxes	152	—	192	155

INCOME BEFORE MINORITY INTEREST	8,963	6,138	17,952	11,826

Minority interest	250	298	614	631

NET INCOME	$8,713	$5,840	$17,338	$11,195

EARNINGS PER SHARE:

Basic	$0.33	$0.22	$0.65	$0.42

Diluted	$0.32	$0.22	$0.65	$0.41

WEIGHTED AVERAGE SHARES:

Basic	26,807	26,615	26,816	26,705

Diluted	26,869	26,959	26,876	27,027

See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	Common Stock			Notes
			Capital in	Receivable			Total
	Shares	Par	Excess of	from Stock	Retained	Treasury	Shareholders'
	Issued	Value	Par Value	Sales	Earnings	Stock	Equity

Balance, December 31, 2000	29,559	$296	$468,277	$(6,250)	$20,261	$(34,091)	$448,493

Common stock sold			65			76	141

Stock loan repayments				793		(836)	(43)

Options exercised	30		373				373

Dividends declared					(18,763)		(18,763)

Net Income					17,338		17,338

Balance, June 30, 2001	29,589	$296	$468,715	$(5,457)	$18,836	$(34,851)	$447,539

See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	Six Month Period
	Ended June 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$17,338	$11,195

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,990	17,126

Income from Koger Realty Services, Inc.	(81)	(161)

Provision for uncollectible accounts	949	339

Minority interest	614	631

Gain on sale or disposition of assets	—	(4,404)

Changes in assets and liabilities:

(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(257)	3,234

Decrease (increase) in receivables and other assets	(580)	747

Net cash provided by operating activities	35,973	28,707

INVESTING ACTIVITIES

Property acquisitions	—	(10)

Building construction expenditures	(2,158)	(9,767)

Tenant improvements to first generation space	(2,739)	(2,341)

Tenant improvements to existing properties	(3,231)	(4,555)

Building improvements	(1,996)	(1,522)

Energy management improvements	(113)	(210)

Deferred tenant costs	(1,221)	(1,759)

Additions to furniture and equipment	(127)	(244)

Dividends received from Koger Realty Services, Inc.	—	152

Cash acquired in purchase of assets from KRSI	2,535	—

Proceeds from sale of assets	15	28,857

Net cash provided by (used in) investing activities	(9,035)	8,601

FINANCING ACTIVITIES

Collection of notes receivable from stock sales	174	—

Proceeds from exercise of stock options	370	2,675

Proceeds from sales of common stock	141	891

Proceeds from mortgages and loans	22,500	52,783

Dividends paid	(18,770)	(18,713)

Distributions paid to limited partners	(628)	(599)

Treasury stock purchased	—	(13,996)

Principal payments on mortgages and loans	(23,783)	(55,359)

Financing costs	(20)	(16)

Net cash used in financing activities	(20,016)	(32,334)

Net increase in cash and cash equivalents	6,922	4,974

Cash and cash equivalents — beginning of period	1,615	—

Cash and cash equivalents — end of period	$8,537	$4,974

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for interest, net of amount capitalized	$13,196	$13,520

Cash paid during the period for income taxes	$193	$155

See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2001 AND 2000
(Unaudited — See Independent Accountants’ Report)

     1.     BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc., its wholly-owned subsidiaries and Koger–Vanguard Partners, L.P. (the “Company”). All material intercompany transactions and accounts have been eliminated in consolidation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

During January 2001, Koger Equity, Inc. organized KRSI Merger, Inc., a Florida corporation, as a wholly owned taxable subsidiary. Effective February 1, 2001, Koger Realty Services, Inc. (“KRSI”), a Delaware corporation, was merged into this new subsidiary (the “Merger”). Pursuant to the Merger, the common stock of KRSI was repurchased at the formula price set forth in KRSI’s Articles of Incorporation. Subsequent to the Merger, the name of the new Florida subsidiary was changed to Koger Realty Services, Inc. This merger was accounted for using the purchase method of accounting resulting in a reduction in the cost basis of assets of approximately $143,000. Prior to the Merger, the Company accounted for its investment in the preferred stock of KRSI using the equity method.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Form 10-K Annual Report for the year ended December 31, 2000. The accompanying balance sheet at December 31, 2000, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the six month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts the Statement effective January 1, 2002.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

     2. ORGANIZATION. Koger Equity, Inc. (“KE”), a Florida corporation, was incorporated in 1988 for the purpose of investing in the ownership of income producing properties, primarily commercial office buildings. KE is totally self-administered and self-managed. Koger-Vanguard Partners, L.P. (“KVP”) is a Delaware limited partnership, for which KE is the general partner. Koger Equity’s common stock is listed on the New York Stock exchange under the ticker symbol KE.

In addition to managing its own properties, the Company provides property management services to third parties. Koger Realty Services, Inc. currently manages 55 office buildings owned by Koala Realty Holding Co., Inc. (“Koala”), a wholly owned subsidiary of a co-mingled pension trust for which Morgan Guaranty Trust Company of New York is the trustee and J. P. Morgan Investment Management, Inc. is the investment manager. The Company also provides asset management services to Crocker Realty Trust for office properties containing approximately 5,054,000 rentable square feet.

     3.     FEDERAL INCOME TAXES. KE is operated in a manner so as to qualify and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a “REIT”). As a REIT, KE is required to distribute annually at least 90 percent of its taxable income to its shareholders. Since KE had no REIT taxable income during 2000 and does not expect to have REIT taxable income during 2001, no provision has been made for Federal income taxes. To the extent that KE pays dividends equal to 100 percent of taxable income, the earnings of KE are not taxed at the corporate level. KE has a net operating loss carryforward which totals approximately $2,481,000, which may be used to reduce REIT taxable income. However, the use of net operating loss carryforwards are limited for alternative minimum tax purposes. Koger Realty Services, Inc. has recorded a provision of $164,000 for Federal income tax for the six months ended June 30, 2001.

     4.     STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the six month period ended June 30, 2001, the Company received 54,018 shares of its common stock as settlement of $836,000 of notes receivables from former employees ($619,000 of which were Notes Receivable from Stock Sales). Pursuant to the Merger, the Company acquired the net assets of KRSI in exchange for its preferred stock in KRSI. The net assets of KRSI acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000. During the six month period ended June 30, 2000, the Company contributed 15,557 shares of common stock to the Company’s 401(k) Plan. These shares had a value of approximately $262,000 based on the closing price of the Company’s common stock on the American Stock Exchange on December 31, 1999.

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

     6.     MORTGAGES AND LOANS PAYABLE. At June 30, 2001, the Company had $342,004,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are as follows (in thousands):

Year Ending December 31,
2001	$93,694

2002	12,722

2003	5,238

2004	5,674

2005	6,151

Subsequent Years	218,525

Total	$342,004

     7.     DIVIDENDS. The Company paid a quarterly dividend of $0.35 per share on February 1, 2001, to shareholders of record on December 31, 2000. In addition, the Company paid a quarterly dividend of $0.35 per share on May 3, 2001, to shareholders of record on March 31, 2001. During the quarter ended June 30, 2001, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share payable on August 2, 2001, to shareholders of record on June 30, 2001. The Company currently expects that all dividends paid during 2001 will be treated as ordinary income to the recipient for income tax purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $41,628,000 for the quarter ended June 30, 2001, compared to $42,131,000 for the quarter ended June 30, 2000. This decrease in rental revenues resulted primarily from the loss of rental revenues ($2,047,000) caused by the sale of two office parks during 2000 and the decrease in the Company’s average occupancy. The effect of these decreases was partially offset by (i) increases in the Company’s average rental rate and (ii) increases in rental revenues ($2,088,000) from nine buildings constructed by the Company. At June 30, 2001, the Company’s buildings were on average 88 percent leased with an average rental rate of $18.44 per usable square foot ($16.36 per rentable square foot). Excluding the five buildings which were in the lease-up period at June 30, 2001, the remainder of the Company’s buildings were on average 89 percent leased. At June 30, 2000, the Company’s buildings were on average 90 percent leased with an average rental rate of $17.35 per usable square foot. Rental and other rental services revenues totaled $83,219,000 for the six month period ended June 30, 2001, compared to $83,537,000 during the same period last year. This decrease resulted primarily from the loss of rental revenues ($4,640,000) caused by the sale of office parks as described above. The effect of this decrease was partially offset by (i) increases in the Company’s average rental rate and (ii) increases in rental revenues ($4,017,000) from the nine buildings constructed by the Company.

Management fee revenues totaled $1,362,000 for the quarter ended June 30, 2001, compared to $241,000 for the quarter ended June 30, 2000. This increase was due primarily to (i) the merger of KRSI into a wholly owned taxable subsidiary of the Company on February 1, 2001 and (ii) the fees earned from Crocker Realty Trust ($123,000). Management fee revenues increased to $2,456,000 during the six month period ended June 30, 2001, compared to $651,000 during the same period last year, due to (i) the merger previously described and (ii) the fees earned from Crocker Realty Trust ($260,000).

Income from Koger Realty Services, Inc. decreased by $231,000 and $80,000, respectively, during the three and six month periods ended June 30, 2001, compared to the same periods last year, due to the Merger.

Property operations expense includes charges for utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

		Percent of
		Total Rental
Period	Amount	Revenues

June 30, 2001 – Quarter	$15,766,000	37.9%

June 30, 2000 – Quarter	16,275,000	38.6%

June 30, 2001 – Six Months	31,158,000	37.4%

June 30, 2000 – Six Months	31,697,000	37.9%

Property operations expense decreased primarily due to the decline in property operations expense ($881,000 and $1,876,000, respectively, for the three and six month periods ended June 30, 2001) caused by the sale of two office parks during 2000 and the reduction in costs to manage the Company’s properties. The effect of these decreases was partially offset by (i) increased accruals to provision for uncollectible accounts and (ii) increases in property operations expense ($370,000 and $843,000, respectively, for the three and six month periods ended June 30, 2001) for the nine buildings constructed by the Company.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company’s depreciable assets, generally 3 to 40 years. Depreciation expense increased $377,000 and $722,000, respectively, for the three and six month periods ended June 30, 2001, compared to the same periods last year, due to the construction completed during 2000 and 2001. Amortization expense increased $75,000 and $142,000, respectively, for the three and six month periods ended June 30, 2001, compared to the same periods last year, due primarily to deferred tenant costs which were incurred after June 30, 2000.

Interest expense decreased by $571,000 and $614,000, respectively, during the three and six month periods ended June 30, 2001, compared to the same periods last year, primarily due to decreases in the average balance of mortgages and loans payable and in the weighted average interest rate on the secured revolving credit facility. At June 30, 2001 and 2000, the weighted average interest rate on the Company’s outstanding debt was approximately 7.33 percent and 8.07 percent, respectively.

General and administrative expenses for the three month periods ended June 30, 2001 and 2000, totaled $1,833,000 and $8,979,000, respectively. This decrease is primarily due to (i) decreases in legal fees and travel expenses and (ii) certain non-recurring charges incurred during the quarter ended June 30, 2000, associated with a corporate reorganization which totaled approximately $6,832,000. General and administrative expenses for the six month periods ended June 30, 2001 and 2000, totaled $3,872,000 and $14,087,000, respectively. This decrease is primarily due to certain non-recurring charges incurred during 2000 for (i) costs of a corporate reorganization ($6,832,000), (ii) severance payments made to certain former senior executives ($2,562,000), (iii) changes in termination benefits under the supplemental executive retirement plan ($584,000), (iv) payments to retiring directors ($138,000) and (v) initial fees for listing on the New York Stock Exchange ($161,000).

Direct costs of management contracts increased $783,000 for the three month period ended June 30, 2001, compared to the same period last year, due primarily to the merger of KRSI into a wholly owned taxable subsidiary of the Company on February 1, 2001. Compared to the prior year, direct costs of management contracts increased $1,562,000 for the six months ended June 30, 2001. This increase was primarily due to the merger previously described.

Net income totaled $8,713,000 for the quarter ended June 30, 2001, compared to net income of $5,840,000 for the corresponding period of 2000. This increase is due primarily to the decreases in general and administrative expense and interest expense. These items were partially offset by (i) the decrease in gain on sale or disposition and assets and (ii) the increases in depreciation and amortization expense and income tax expense. Net income increased $6,143,000 during the six month period ended June 30, 2001, compared to the same period last year. This increase is due primarily to decreases in general and administrative expenses and interest expense. These items were partially offset by (i) the decrease in gain on sale or disposition of assets and (ii) the increase in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES.

     Operating Activities — During the six months ended June 30, 2001, the Company generated approximately $36 million in net cash from operating activities. The Company’s primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Koala and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 90 percent of its taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2001.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company’s buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At June 30, 2001, leases representing approximately 13.8 percent of the gross annualized rent from the Company’s properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2001. This represents 370 leases for space in buildings located in 19 of the 23 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 2001, leases were renewed on approximately 77 percent of the Company’s rentable square feet, which were scheduled to expire during the six month period. For those leases which were renewed, the average rental rate increased from $14.75 to $15.33, an increase of 3.9 percent. Based upon the number of leases which will expire during 2001 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

The Company has benefited from existing economic conditions and stable vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern and southwestern regions of the United States offer excellent growth potential due to their diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue and the Company is currently experiencing slower growth in the markets in which it owns buildings. Cash flow from operations could be reduced if economic growth were not to continue in the Company’s markets and if this resulted in lower occupancy and rental rates for the Company’s buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 19 percent of the Company’s leased space at June 30, 2001, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the Company’s private sector tenants may reduce their need for office space in the future.

During May 2001, the agreement with Koala to manage 15 office buildings located in Tampa, Florida was terminated when the properties were sold by Koala. The Company earned fees of $222,000 and incurred costs of $215,000 for the management of these properties during the six months ended June 30, 2001. In addition, Koger Realty Services, Inc. has received notice from Koala that the agreement to manage the remaining 55 office buildings owned by Koala will terminate effective September 1, 2001. The Company earned fees of $1,947,000 and incurred costs of $1,448,000 for the management of these properties during the six months ended June 30, 2001. With the termination of the management agreement with Koala, Koger Realty Services, Inc. will not have any agreements to manage third party owned properties.

     Investing Activities — At June 30, 2001, substantially all of the Company’s invested assets were in real properties. Improvements to the Company’s existing properties have been financed through internal operations. During the six month period ended June 30, 2001, the Company’s expenditures for improvements to existing properties decreased $947,000 from the corresponding period of the prior year. This decrease was due to the reduction in expenditures for tenant improvements primarily caused by (i) the sale of two office parks during 2000 and (ii) the lower leasing activity of second generation space during the first six months of 2001 compared to 2000.

     Financing Activities — The Company has a $150 million secured revolving credit facility, with variable interest rates, ($91 million of which was outstanding on June 30, 2001 at a weighted average interest rate of 5.4 percent) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $104 million over the next 12 months. The Company’s secured revolving credit facility will mature in December 2001. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock and the Company has issued $91.6 million of its common stock under such registration statements in prior years. At June 30, 2001, the Company had 20 office buildings, containing approximately 1.85 million rentable square feet, which were unencumbered.

The foregoing discussion contains forward-looking statements concerning 2001. The actual results of operations for 2001 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company’s existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company’s interest expense, which would adversely affect the Company’s cash flow and the amount of distributions to its shareholders. The Company has not entered into any interest rate hedge contracts to mitigate this interest rate risk. As of June 30, 2001, the Company had $91 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt changes 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $910,000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 5.  Other Information

(a)	The following table sets forth, with respect to each Koger Center or location at June 30, 2001, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.

				Average
				Annual
	Gross	Rentable		Rent Per
	Square	Square	Percent	Square
Koger Center/Location	Feet	Feet	Leased(1)	Foot (2)

Atlanta Chamblee	1,199,800	1,113,813	95%	$17.35

Atlanta Gwinnett (3)	274,400	263,918	88%	18.19

Atlanta Perimeter	184,000	176,503	93%	20.62

Austin	458,400	441,170	95%	20.43

Birmingham Colonnade (3)	471,200	453,855	87%	16.58

Birmingham Colonnade – Retail	112,600	112,186	70%	12.34 (4)

Charlotte Carmel	339,200	322,624	94%	17.56

Charlotte University	190,600	182,852	99%	17.85

Charlotte Vanguard	548,200	526,243	90%	15.97

Greensboro South	749,200	688,030	70%	14.45

Greensboro Wendover	98,300	89,986	72%	17.55

Greenville Park Central	161,700	157,936	83%	17.96

Greenville Roper Mt	431,000	402,483	83%	16.00

Jacksonville Baymeadows	793,400	748,449	95%	11.64 (4)

Jacksonville JTB	436,000	416,817	100%	12.92 (4)

Memphis Germantown (3)	562,600	523,816	87%	17.45

Orlando Central	699,700	613,332	98%	15.54

Orlando Lake Mary	318,000	303,481	98%	19.93

Orlando University (3)	405,200	380,303	88%	17.68

Richmond Paragon	154,300	145,008	100%	17.83

San Antonio Airport	258,800	231,764	97%	17.89

San Antonio West	1,102,200	1,057,746	83%	14.72

St. Petersburg (3)	715,500	666,714	86%	15.61

Tallahassee	960,300	834,954	76%	18.30

Total	11,624,600	10,853,983

Weighted Average – Total Company			88%	$16.36

Weighted Average – Operational Buildings			89%	$16.27

Weighted Average – Buildings in Lease-up			76%	$18.81

(1)	The percent leased rates have been calculated by dividing total rentable square feet leased in an office building by rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of June 30, 2001 by (b) the rentable square feet applicable to such total annualized rents.

(3)	Includes a building which is currently in the lease-up period.

(4)	Includes the effect of net leases where tenants pay certain operating costs in addition to base rent.

(b)	The following schedule sets forth for all of the Company’s buildings (i) the number of leases which will expire during the remainder of calendar year 2001 and calendar years 2002 through 2009, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized rents represented by such leases, and (vi) the percentage of total annualized rents contributed by such leases. This information is based on the buildings owned by the Company on June 30, 2001 and on the terms of leases in effect as of June 30, 2001, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 77 percent of the Company’s rentable square feet, which were scheduled to expire during the six month period ended June 30, 2001.

			Percentage of	Average		Percentage
			Total Square	Annual Rent	Total	of Total
	Number of	Number of	Feet Leased	per Square	Annualized	Annual Rents
	Leases	Square Feet	Represented by	Foot Under	Rents Under	Represented by
Period	Expiring	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases

2001	370	1,392,870	14.6%	$15.34	$21,366,494	13.7%

2002	442	1,444,841	15.2%	16.76	24,213,268	15.6%

2003	454	1,975,442	20.8%	16.31	32,211,020	20.7%

2004	323	1,732,519	18.2%	15.87	27,492,799	17.7%

2005	163	855,158	9.0%	17.39	14,869,587	9.6%

2006	64	525,418	5.5%	17.25	9,064,138	5.8%

2007	18	481,392	5.1%	16.30	7,847,686	5.0%

2008	14	285,012	3.0%	18.31	5,219,228	3.4%

2009	8	233,599	2.5%	19.79	4,622,160	3.0%

Other	13	582,668	6.1%	14.83	8,638,837	5.5%

Total	1,869	9,508,919	100.0%	$16.36	$155,545,217	100.0%

(c)	The Company believes that Funds from Operations is one measure of the performance of an equity real estate investment trust. Funds from Operations should not be considered as an alternative to net income as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs. Funds from Operations is calculated as follows (in thousands):

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net Income	$8,713	$5,840	$17,338	$11,195

Depreciation — real estate	8,097	7,738	16,142	15,459

Amortization — deferred tenant costs	552	483	1,061	931

Amortization — goodwill	43	42	85	85

Minority interest	250	298	614	631

Gain on sale of operating properties	—	(4,676)	—	(4,676)

Loss (gain) on sale or disposition of non-operating assets	(3)	272	—	272

Funds from Operations	$17,652	$9,997	$35,240	$23,897

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description

4(a)	Common Stock Certificate of Koger Equity, Inc.

11	Earnings Per Share Computations.

15	Letter re: Unaudited interim financial information.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOGER EQUITY, INC. Registrant

/s/ Robert E. Onisko

ROBERT E. ONISKO CHIEF FINANCIAL OFFICER

Dated: August 10, 2001

/s/ James L. Stephens

JAMES L. STEPHENS VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER