Form 10-Q
period 2001-09-30
KOGER EQUITY INC
filed 2001-11-13
CIK 835664

SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at October 31, 2001 26,811,299 shares

KOGER EQUITY, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Koger Equity, Inc.
Jacksonville, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the “Company”) as of September 30, 2001 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000, the condensed consolidated statement of changes in shareholders’ equity for the nine month period ended September 30, 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

As described in Note 8 to the condensed consolidated financial statements, the Company has entered into an agreement to sell 3.9 million of rentable square feet to AREIF Realty Trust, an affiliate of Apollo Real Estate Advisors, L.P., a significant shareholder.

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

DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
October 26, 2001

PART I . FINANCIAL INFORMATION

Item 1.  Financial Statements

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	September 30,	December 31,
	2001	2000

ASSETS

Real Estate Investments:

Operating properties:

Land	$140,448	$138,214

Buildings	831,406	805,935

Furniture and equipment	3,228	2,631

Accumulated depreciation	(180,983)	(155,817)

Operating properties – net	794,099	790,963

Properties under construction:

Land	—	2,128

Buildings	—	12,023

Undeveloped land held for investment	13,899	13,899

Undeveloped land held for sale, net of allowance	76	76

Cash and cash equivalents	9,140	1,615

Accounts receivable, net of allowance for uncollectible accounts of $787 and $584	12,338	13,232

Investment in Koger Realty Services, Inc.	—	2,533

Cost in excess of fair value of net assets acquired, net of accumulated amortization of $1,323 and $1,195	1,232	1,360

Other assets	13,997	13,193

TOTAL ASSETS	$844,781	$851,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Mortgages and loans payable	$337,879	$343,287

Accounts payable	3,090	4,961

Accrued real estate taxes payable	9,491	4,175

Accrued liabilities – other	8,969	10,562

Dividends payable	9,381	9,392

Advance rents and security deposits	6,489	7,014

Total Liabilities	375,299	379,391

Minority interest	23,132	23,138

Shareholders’ equity:

Common stock	296	296

Capital in excess of par value	469,010	468,277

Notes receivable from stock sales	(5,066)	(6,250)

Retained earnings	17,460	20,261

Treasury stock, at cost	(35,350)	(34,091)

Total Shareholders’ Equity	446,350	448,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$844,781	$851,022

See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — See Independent Accountants’ Report)
(In thousands, except per share data)

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

REVENUES

Rental and other rental services	$42,243	$40,750	$125,462	$124,287

Management fees	1,074	604	3,530	1,255

Interest	154	229	596	478

Income from Koger Realty Services, Inc.	—	191	81	352

Total revenues	43,471	41,774	129,669	126,372

EXPENSES

Property operations	15,591	16,267	46,749	47,964

Depreciation and amortization	9,844	8,760	27,834	25,886

Mortgage and loan interest	6,316	6,882	19,379	20,559

General and administrative	2,276	2,001	6,148	16,088

Direct cost of management fees	798	309	2,658	607

Other	60	55	171	191

Total expenses	34,885	34,274	102,939	111,295

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF ASSETS, INCOME TAXES AND MINORITY INTEREST	8,586	7,500	26,730	15,077

Gain on sale or disposition of assets	—	2,033	—	6,437

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	8,586	9,533	26,730	21,514

Income taxes	257	(174)	449	(19)

INCOME BEFORE MINORITY INTEREST	8,329	9,707	26,281	21,533

Minority interest	323	361	937	992

NET INCOME	$8,006	$9,346	$25,344	$20,541

EARNINGS PER SHARE:

Basic	$0.30	$0.35	$0.94	$0.77

Diluted	$0.30	$0.35	$0.94	$0.76

WEIGHTED AVERAGE SHARES:

Basic	26,865	26,710	26,872	26,707

Diluted	26,912	26,920	26,888	26,991

     See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	Common Stock			Notes
			Capital in	Receivable			Total
	Shares	Par	Excess of	from Stock	Retained	Treasury	Shareholders'
	Issued	Value	Par Value	Sales	Earnings	Stock	Equity

Balance, December 31, 2000	29,559	$296	$468,277	$(6,250)	$20,261	$(34,091)	$448,493

Common stock sold			94			105	199

Stock loan repayments				1,184		(1,364)	(180)

Options exercised	48		639				639

Dividends declared					(28,145)		(28,145)

Net Income					25,344		25,344

Balance, September 30, 2001	29,607	$296	$469,010	$(5,066)	$17,460	$(35,350)	$446,350

     See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	Nine Month Period
	Ended September 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$25,344	$20,541

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	27,834	25,886

Income from Koger Realty Services, Inc.	(81)	(352)

Provision for uncollectible accounts	1,108	622

Minority interest	937	992

Gain on sale or disposition of assets	—	(6,437)

Changes in assets and liabilities:

Increase (decrease) in accounts payable, accrued liabilities and other liabilities	395	(3,014)

Increase in receivables and other assets	(1,305)	(891)

Net cash provided by operating activities	54,232	37,347

INVESTING ACTIVITIES

Property acquisitions	—	(10)

Building and land construction expenditures	(2,025)	(12,075)

Tenant improvements to first generation space	(3,734)	(3,361)

Tenant improvements to existing properties	(4,979)	(7,108)

Building improvements	(3,086)	(2,834)

Energy management improvements	(197)	(196)

Deferred tenant costs	(1,568)	(2,495)

Additions to furniture and equipment	(147)	(270)

Dividends received from Koger Realty Services, Inc.	—	355

Cash acquired in purchase of assets from KRSI	2,535	—

Proceeds from sale of assets	15	49,743

Net cash provided by (used in) investing activities	(13,186)	21,749

FINANCING ACTIVITIES

Collection of notes receivable from stock sales	174	—

Proceeds from exercise of stock options	634	7,454

Proceeds from sales of common stock	199	2,057

Proceeds from mortgages and loans	32,500	68,783

Dividends paid	(28,156)	(28,043)

Distributions paid to minority interest holders	(943)	(901)

Treasury stock purchased	—	(20,428)

Principal payments on mortgages and loans	(37,908)	(83,906)

Financing costs	(21)	(16)

Net cash used in financing activities	(33,521)	(55,000)

Net increase in cash and cash equivalents	7,525	4,096

Cash and cash equivalents — beginning of period	1,615	—

Cash and cash equivalents — end of period	$9,140	$4,096

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for interest, net of amount capitalized	$19,543	$20,717

Cash paid during the period for income taxes	$252	$155

     See Notes to Unaudited Condensed Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2001 AND 2000
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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the nine month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets on the books at September 30, 2001 will be affected when the Company adopts the Statement effective January 1, 2002.

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

In addition to managing its own properties, the Company provides property management services to certain third parties. The Company currently provides asset management services to Crocker Realty Trust for office properties containing approximately 4,802,000 rentable square feet. Crocker Realty Trust is in the process of selling this portfolio.

     3.     FEDERAL INCOME TAXES. KE is operated in a manner so as to qualify, and has elected tax treatment, as a real estate investment trust under the Internal Revenue Code (a “REIT”). As a REIT, KE is required to distribute annually at least 90 percent of its taxable income to its shareholders. Since KE had no REIT taxable income during 2000 and does not expect to have REIT taxable income during 2001, no provision has been made for Federal income taxes. To the extent that KE pays dividends equal to 100 percent of taxable income, the earnings of KE are not taxed at the corporate level. KE has a net operating loss carryforward which totals approximately $2,481,000, which may be used to reduce REIT taxable income. However, the use of net operating loss carryforwards are limited for alternative minimum tax purposes. KE has recorded a provision of $150,000 for alternative minimum tax for the nine months ended September 30, 2001. Koger Realty Services, Inc. has recorded a provision of $241,000 for Federal income tax for the nine months ended September 30, 2001.

     4.     STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows. During the nine month period ended September 30, 2001, the Company received 86,779 shares of its common stock as settlement of $1,364,000 of notes receivables from former employees ($1,010,000 of which were Notes Receivable from Stock Sales). Pursuant to the Merger, the Company acquired the net assets of KRSI in exchange for its preferred stock in KRSI. The net assets of KRSI acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000. During the nine month period ended September 30, 2000, the Company contributed 15,557 shares of common stock to the Company’s 401(k) Plan. These shares had a value of approximately $262,000 based on the closing price of the Company’s common stock on the American Stock Exchange on December 31, 1999.

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

     6.     MORTGAGES AND LOANS PAYABLE. At September 30, 2001, the Company had $337,879,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are as follows (in thousands):

Year Ending December 31,
2001	$89,568

2002	12,720

2003	5,235

2004	5,672

2005	6,148

Subsequent Years	218,536

Total	$337,879

The Company’s secured revolving credit facility will mature in December 2001. At September 30, 2001, the outstanding balance of this credit facility was $88 million. The Company plans to extend or replace this credit facility.

     7.     DIVIDENDS. The Company paid the following dividends during the nine months ended September 30, 2001:

Payment Date	Record Date	Dividends Per Share

February 1, 2001 May 3, 2001 August 2, 2001	December 31, 2000 March 31, 2001 June 30, 2001	$0.35 $0.35 $0.35

During the quarter ended September 30, 2001, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share payable on November 1, 2001, to shareholders of record on September 30, 2001. The Company currently expects that all dividends paid during 2001 will be treated as ordinary income to the recipient for income tax purposes.

     8.     AGREEMENT TO SELL PROPERTIES. On August 23, 2001, the Company entered into an agreement to sell select non-core assets to AREIF Realty Trust, Inc. (“AREIF”), an affiliate of Apollo Real Estate Advisors, LP. Included in the sale are ten properties comprising 75 suburban office buildings and one retail center located throughout San Antonio and Austin, Texas; Greensboro and Charlotte, North Carolina; Greenville, South Carolina; and Birmingham, Alabama. The portfolio, which contains more than 3.9 million rentable square feet, will be purchased by AREIF for consideration including $208.3 million cash, the exchange of AREIF’s 5.73 million common share interest in the Company and a membership interest in the AREIF subsidiary entity acquiring the assets. The membership interest will provide the Company with a 20 percent participation in the net cash flow from the disposed assets after AREIF has received a 15 percent internal rate of return on its equity investment. Currently, the Company expects this transaction to close during December 2001.

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

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $42,243,000 for the quarter ended September 30, 2001, compared to $40,750,000 for the quarter ended September 30, 2000. This increase in rental revenues resulted primarily from (i) increases in the Company’s average rental rate and (ii) increases in rental revenues ($2,504,000) from nine buildings constructed by the Company. The effect of these increases was partially offset by the loss of rental revenues ($503,000) caused by the sale of two office parks during 2000 and the decrease in the Company’s average occupancy. At September 30, 2001, the Company’s buildings were on average 88 percent leased with an average rental rate of $18.68 per usable square foot ($16.58 per rentable square foot). At September 30, 2000, the Company’s buildings were on average 92 percent leased with an average rental rate of $16.81 per usable square foot. Rental and other rental services revenues totaled $125,462,000 for the nine month period ended September 30, 2001, compared to $124,287,000 during the same period last year. This increase resulted primarily from (i) increases in the Company’s average rental rate and (ii) increases in rental revenues ($6,521,000) from the nine buildings constructed by the Company. The effect of these increases was partially offset by the loss of rental revenues ($5,143,000) caused by the sale of office parks as described above and the decrease in the Company’s average occupancy.

Management fee revenues totaled $1,074,000 for the quarter ended September 30, 2001, compared to $604,000 for the quarter ended September 30, 2000. This increase was due primarily to (i) the merger of KRSI into a wholly owned taxable subsidiary of the Company on February 1, 2001 and (ii) the fees earned from Crocker Realty Trust ($138,000). Management fee revenues increased to $3,530,000 during the nine month period ended September 30, 2001, compared to $1,255,000 during the same period last year, due to (i) the merger previously described and (ii) the fees earned from Crocker Realty Trust ($397,000).

Income from Koger Realty Services, Inc. decreased by $191,000 and $271,000, respectively, during the three and nine month periods ended September 30, 2001, compared to the same periods last year, due to the Merger.

Property operations expense includes charges for utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

		Percent of
		Total Rental
Period	Amount	Revenues

September 30, 2001 – Quarter	$15,591,000	36.9%

September 30, 2000 – Quarter	16,267,000	39.9%

September 30, 2001 – Nine Months	46,749,000	37.3%

September 30, 2000 – Nine Months	47,964,000	38.6%

Property operations expense decreased primarily due to the decline in property operations expense ($319,000 and $2,195,000, respectively, for the three and nine month periods ended September 30, 2001) caused by the sale of two office parks during 2000 and the reduction in costs to manage the Company’s properties. The effect of these decreases was partially offset by (i) increased accruals to provision for uncollectible accounts and (ii) increases in property operations expense ($218,000 and $1,061,000, respectively, for the three and nine month periods ended September 30, 2001) for the nine buildings constructed by the Company.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company’s depreciable assets, generally 3 to 40 years. Depreciation expense increased $981,000 and $1,703,000, respectively, for the three and nine month periods ended September 30, 2001, compared to the same periods last year, due to (i) the construction completed during 2000 and 2001 and (ii) tenant and building improvements incurred after September 30, 2000. Amortization expense increased $103,000 and $245,000 respectively, for the three and nine month periods ended September 30, 2001, compared to the same periods last year, due primarily to deferred tenant costs incurred after September 30, 2000.

Interest expense decreased by $566,000 and $1,180,000, respectively, during the three and nine month periods ended September 30, 2001, compared to the same periods last year, primarily due to decreases in the average balance of mortgages and loans payable and in the weighted average interest rate on the secured revolving credit facility. At September 30, 2001 and 2000, the weighted average interest rate on the Company’s outstanding debt was approximately 7.19 percent and 8.04 percent, respectively.

General and administrative expenses for the three month periods ended September 30, 2001 and 2000, totaled $2,276,000 and $2,001,000, respectively. This increase is primarily due to an increase in legal and other professional fees. General and administrative expenses for the nine month periods ended September 30, 2001 and 2000, totaled $6,148,000 and $16,088,000, respectively. This decrease is primarily due to certain non-recurring charges incurred during 2000 for (i) costs of a corporate reorganization ($6,832,000), (ii) severance payments made to certain former senior executives ($2,562,000), (iii) changes in termination benefits under the supplemental executive retirement plan ($584,000), (iv) payments to retiring directors ($138,000) and (v) initial fees for listing on the New York Stock Exchange ($161,000).

Direct costs of management contracts increased $489,000 for the three month period ended September 30, 2001, compared to the same period last year, due primarily to the merger of KRSI into a wholly owned taxable subsidiary of the Company on February 1, 2001. Compared to the prior year, direct costs of management contracts increased $2,051,000 for the nine months ended September 30, 2001. This increase was primarily due to the merger previously described.

Net income totaled $8,006,000 for the quarter ended September 30, 2001, compared to $9,346,000 for the corresponding period of 2000. This decrease is due primarily to (i) the decrease in gain on sale or disposition and assets and (ii) the increases in depreciation and amortization expense and income tax expense. These items were partially offset by (i) the increase in rental and other rental services revenues and (ii) the decreases in property operations expense and interest expense. Net income increased $4,803,000 during the nine month period ended September 30, 2001, compared to the same period last year. This increase is due primarily to (i) the increase in rental and other rental services revenues and (ii) decreases in general and administrative expenses, property operations expense and interest expense. These items were partially offset by (i) the decrease in gain on sale or disposition of assets and (ii) the increases in depreciation and amortization expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES.

     Operating Activities — During the nine months ended September 30, 2001, the Company generated approximately $54.2 million in net cash from operating activities. The Company’s primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of Koala Realty Holding Co., Inc. (“Koala”) and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 90 percent of its taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flows). In the past, the Company has paid out dividends in amounts at least equal to its taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2001.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company’s buildings and changes in rental rates on new and renewed leases and from escalation provisions in existing leases. At September 30, 2001, leases representing approximately 7.2 percent of the gross annualized rent from the Company’s properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2001. This represents 218 leases for space in buildings located in 19 of the 23 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 2001, leases were renewed on approximately 68 percent of the Company’s rentable square feet, which were scheduled to expire during the nine month period. For those leases which were renewed, the average rental rate increased from $14.97 to $15.72, an increase of 5.0 percent. Based upon the number of leases which will expire during 2001 and 2002 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and in certain markets reduced rents during initial lease periods.

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

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 19.1 percent of the Company’s leased space at September 30, 2001, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the Company’s private sector tenants may reduce their need for office space in the future.

During May 2001, the agreement with Koala to manage 15 office buildings located in Tampa, Florida was terminated when the properties were sold by Koala. The Company earned fees of $307,000 and incurred costs of $224,000 for the management of these properties during the nine months ended September 30, 2001. Effective September 1, 2001, the agreement for Koger Realty Services, Inc. to manage the remaining 55 office buildings owned by Koala was terminated. The Company earned fees of $2,784,000 and incurred costs of $2,141,000 for the management of these properties during the nine months ended September 30, 2001. Koger Realty Services, Inc. currently has no agreements to manage third party owned properties.

     Investing Activities — At September 30, 2001, substantially all of the Company’s invested assets were in real properties. Improvements to the Company’s existing properties have been financed through internal operations. During the nine month period ended September 30, 2001, the Company’s expenditures for improvements to existing properties decreased $1,876,000 from the corresponding period of the prior year. This decrease was due to the reduction in expenditures for tenant improvements primarily caused by (i) the sale of two office parks during 2000 and (ii) the lower leasing activity of second generation space during the first nine months of 2001 compared to 2000.

     Financing Activities — The Company has a $150 million secured revolving credit facility, with variable interest rates, ($88 million of which was outstanding on September 30, 2001 at a weighted average interest rate of 4.78 percent) provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank.

Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $101 million over the next 12 months. The Company’s secured revolving credit facility will mature in December 2001. This credit facility will either be extended or replaced. The Company has filed shelf registration statements with respect to the possible issuance of up to $300 million of its common and/or preferred stock and the Company has issued $91.6 million of its common stock under such registration statements in prior years. At September 30, 2001, the Company had 20 office buildings, containing approximately 1.8 million rentable square feet, which were unencumbered.

The foregoing discussion contains forward-looking statements concerning 2001. The actual results of operations for 2001 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company’s existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Relevant to Forward-Looking Information for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company currently has a $150 million secured revolving credit facility with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company’s interest expense, which would adversely affect the Company’s cash flow and the amount of distributions to its shareholders. The Company has not entered into any interest rate hedge contracts to mitigate this interest rate risk. As of September 30, 2001, the Company had $88 million outstanding under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt changes 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $880,000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 5. Other Information

(a)	The following table sets forth, with respect to each Koger Center or location at September 30, 2001, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.

				Average
				Annual
	Gross	Rentable		Rent Per
	Square	Square	Percent	Square
Koger Center/Location	Feet	Feet	Leased(1)	Foot(2)

Atlanta Chamblee	1,199,800	1,112,194	90%	$18.07

Atlanta Gwinnett (3)	274,400	261,484	76%	18.97

Atlanta Perimeter	184,000	176,503	93%	20.74

Austin (5)	458,400	440,666	97%	20.80

Birmingham Colonnade (3)(5)	471,200	451,994	89%	16.59

Birmingham Colonnade — Retail (5)	112,600	112,186	70%	12.46 (4)

Charlotte Carmel (5)	339,200	322,842	91%	17.71

Charlotte University	190,600	182,852	100%	18.06

Charlotte Vanguard	548,200	525,615	89%	15.99

Greensboro South (5)	749,200	692,463	72%	14.44

Greensboro Wendover (5)	98,300	89,986	72%	17.72

Greenville Park Central (5)	161,700	158,971	85%	16.87

Greenville Roper Mt. (5)	431,000	402,656	83%	15.89

Jacksonville Baymeadows	793,400	748,351	95%	12.04 (4)

Jacksonville JTB	436,000	416,773	100%	12.91 (4)

Memphis Germantown (3)	562,600	526,874	86%	18.22

Orlando Central	699,700	614,902	97%	15.61

Orlando Lake Mary	318,000	303,481	97%	19.96

Orlando University (3)	405,200	380,289	90%	17.96

Richmond Paragon	154,300	145,008	100%	17.92

San Antonio Airport (5)	258,800	231,777	94%	18.36

San Antonio West (5)	1,102,200	1,057,801	85%	14.96

St. Petersburg (3)	715,500	666,726	86%	15.79

Tallahassee	960,300	833,209	80%	18.39

Total	11,624,600	10,855,603

Weighted Average — Total Company			88%	$16.58

Weighted Average — Operational Buildings			88%	$16.46

Weighted Average — Buildings in Lease-up			81%	$19.68

(1)	The percent leased rates have been calculated by dividing total rentable square feet leased in an office building by rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of September 30, 2001 by (b) the rentable square feet applicable to such total annualized base rents.

(3)	Includes a building which is currently in the lease-up period.

(4)	Includes the effect of net leases where tenants pay certain operating costs in addition to base rent.

(5)	The Company has entered into an agreement to sell these properties. See Footnote 8 on Page 10 for additional information.

(b)	The following schedule sets forth for all of the Company’s buildings (i) the number of leases which will expire during the remainder of calendar year 2001 and calendar years 2002 through 2009, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of total annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on September 30, 2001 and on the terms of leases in effect as of September 30, 2001, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 68 percent of the Company’s rentable square feet, which were scheduled to expire during the nine month period ended September 30, 2001.

			Percentage of	Average		Percentage
			Total Square	Annual Rent	Total	of Total
	Number of	Number of	Feet Leased	per Square	Annualized	Annualized Rents
	Leases	Square Feet	Represented by	Foot Under	Rents Under	Represented by
Period	Expiring	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases

2001	218	682,455	7.2%	$16.58	$11,314,865	7.2%

2002	483	1,562,552	16.5%	16.95	26,480,999	16.9%

2003	457	2,126,412	22.5%	15.86	33,716,879	21.5%

2004	362	1,846,163	19.5%	16.14	29,793,244	19.0%

2005	168	922,459	9.8%	17.51	16,153,280	10.3%

2006	95	690,829	7.3%	17.57	12,137,874	7.8%

2007	19	491,080	5.2%	16.37	8,038,787	5.1%

2008	15	340,559	3.6%	18.09	6,162,198	3.9%

2009	9	246,334	2.6%	19.71	4,854,943	3.1%

Other	12	542,145	5.8%	14.90	8,079,734	5.2%

Total	1,838	9,450,988	100.0%	$16.58	$156,732,803	100.0%

(c)	The Company believes that Funds from Operations is one measure of the performance of an equity real estate investment trust. Funds from Operations should not be considered as an alternative to net income as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs. Funds from Operations is calculated as follows (in thousands):

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net Income	$8,006	$9,346	$25,344	$20,541

Depreciation — real estate	8,849	7,889	24,991	23,348

Amortization — deferred tenant costs	597	500	1,658	1,431

Amortization — goodwill	43	43	128	128

Minority interest	323	361	937	992

Gain on sale of operating properties	—	(1,709)	—	(6,385)

Gain on sale or disposition of non-operating assets	—	(324)	—	(52)

Funds from Operations	$17,818	$16,106	$53,058	$40,003

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Description

11	Earnings Per Share Computations.

15	Letter re: Unaudited interim financial information.

     (b)  Report on Form 8-K
On August 27, 2001, the Company filed a Form 8-K (dated August 23, 2001) reporting under Item 9, Regulation FD Disclosure, the announcement of an agreement for the sale of certain of its non-core assets and providing under Item 7, Financial Statements and Exhibits, (i) Purchase and Sale Agreement by and among Koger Equity, Inc., as Seller, and AREIF II Realty Trust, Inc., as Buyer, dated as of August 23, 2001 and (ii) Koger Equity,
Inc. News Release dated August 23, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOGER EQUITY, INC. Registrant

/s/ Robert E. Onisko ROBERT E. ONISKO CHIEF FINANCIAL OFFICER

Dated:	November 12, 2001

/s/ James L. Stephens JAMES L. STEPHENS VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER