Form 10-K
period 2001-12-31
KOGER EQUITY INC
filed 2002-03-27
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----     EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  ------
           For the transition period from ------------ to ------------

                          Commission File Number 1-9997
                               KOGER EQUITY, INC.
             (Exact name of Registrant as specified in its Charter)

        FLORIDA                                      59-2898045
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)
433 Plaza Real, Suite 335
 Boca Raton, Florida                                  33432
(Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code: (561) 395-9666
           Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2002 was approximately $369,853,000.

The number of shares of registrant's Common Stock outstanding on March 1, 2002 was 21,134,458.

                      Documents Incorporated by Reference

The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 2002 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

ITEM NO.                        DESCRIPTION                             PAGE NO.

PART I

    1.         BUSINESS....................................................  3

    2.         PROPERTIES..................................................  5

    3.         LEGAL PROCEEDINGS........................................... 10

    4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 10

PART II

    5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS....................................... 10

    6.         SELECTED FINANCIAL DATA..................................... 11

    7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................... 12

    7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. 23

    8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 24

    9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................... 46

PART III

    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 46

    11.        EXECUTIVE COMPENSATION...................................... 47

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT............................................ 47

    13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 47

PART IV

    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K....................................... 48

    15.        SIGNATURES.................................................. 58

                                     PART I
Item 1.  BUSINESS

General

     Koger Equity, Inc. ("KE") is a self-administered and self-managed equity real estate investment trust (a "REIT") which develops, owns, operates and manages suburban office buildings (the "Office Buildings") primarily located in 12 office centers (each a "Koger Center") located in eight metropolitan areas throughout the southeastern United States. As of December 31, 2001, KE owns 120 Office Buildings, of which 118 are in Koger Centers and two are outside Koger Centers but in metropolitan areas where Koger Centers are located. Koger-Vanguard Partners, L.P. ("KVP") is a limited partnership, for which KE is the general partner, which owns suburban office buildings located in a Koger Center. As of December 31, 2001, KVP owns 13 Office Buildings. The Office Buildings contain approximately 6.9 million rentable square feet and were on average 90 percent leased as of December 31, 2001. While KE expects to continue the development of suburban office properties for its own account, it may from time to time acquire developed properties compatible with its properties in other markets primarily in the Southeast if such acquisitions can be made on terms favorable to KE. During December 2001, KE sold 75 suburban office buildings and one retail center, containing more than 3.9 million rentable square feet, located throughout San Antonio and Austin, Texas; Greensboro and Charlotte, North Carolina; Greenville, South Carolina; and Birmingham, Alabama. These properties were sold to AP-Knight, LP ("AP-Knight"), an affiliate of Apollo Real Estate Investment Fund ("Apollo").

     KE owns approximately 78 acres of unencumbered land held for development and approximately one acre of unencumbered land held for sale. A majority of the land held for development adjoins Office Buildings in four Koger Centers, which have infrastructure, including roads and utilities, in place. The remaining land held for development adjoins properties which were sold during 2001. KE intends over time to develop and construct office buildings using this land and to acquire additional land for development. In addition, KE provides leasing, management and other customary tenant-related services for the Koger Centers.

     In addition to managing its own properties, KE provides property and asset management services through its wholly-owned subsidiaries, Southeast Properties Holding Corporation ("Southeast"), Koger Real Estate Services, Inc. ("KRES") and Koger Realty Services, Inc. ("KRSI") for office buildings owned by unaffiliated parties (KE, KVP, Southeast , KRES and KRSI are hereafter referred to as the "Company"). Through August 2001, KRSI provided property management services to Koala Realty Holding Company, Inc. ("Koala") for 55 office properties. On December 12, 2001, KRSI began providing property management services to the properties sold to AP-Knight. The Company currently provides asset management services to Crocker Realty Trust for office properties containing approximately
4.6 million square feet.

     KE operates in a manner so as to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. The Company distributes at least 90 percent of its annual REIT taxable income (which term is used herein as defined and modified in the Code) to its shareholders. To qualify as a REIT, a corporation must meet certain substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive and real estate sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets consist principally (at least 75 percent by value) of real estate assets, cash and cash equivalents and that its holdings of securities are adequately diversified; (d) each year, it must distribute at least 90 percent of its REIT taxable income; and (e) at no time during the second half of any calendar year may the Company be "closely held" (i.e., have more than 50 percent in value of its outstanding stock owned, directly, indirectly or constructively, by not more than five individuals). The constructive ownership rules, among other things, treat the shareholders of a corporation as owning proportionately any stock in another corporation owned by the first corporation. Management fee revenue does not qualify as real estate or passive income for purposes of determining whether the Company has met the REIT requirements that at least 95 percent of the Company's gross income be derived from certain real estate and passive sources and that at least 75 percent of its gross income be derived from certain real estate sources. Accordingly, in the event the Company derives income in excess of five percent from management and other "non-real estate" and "non-passive" activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation. The income earned by KRSI is not included in determining KE's qualification as a REIT.

     Two major governmental tenants, when all of their respective departments and agencies which lease space in the Company's buildings are combined, lease more than 10 percent of the rentable area of the Company's buildings and contribute more than 10 percent of the Company's annualized rentals as of December 31, 2001. At that date, the United States of America leased 13 percent of the Company's rentable square feet and accounted for an aggregate of 15.7 percent of the Company's annualized rents. In addition, the State of Florida leased 11.1 percent of the Company's rentable square feet and accounted for 13.5 percent of the Company's annualized rents. Some of the Company's principal tenants are the United States of America, the State of Florida, Blue Cross and Blue Shield of Florida, Landstar System Holdings, Wellspring Resources, Siemens Westinghouse, Zurich Insurance, General Electric, Hoechst Celanese Corp. and Hanover Insurance. Governmental tenants (including the State of Florida and the United States of America), which account for 27.3 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity measures. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

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

Investment Policies

     The Company is currently in a position to capitalize on some of its strengths, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. The Company intends to continue to develop and construct office buildings primarily using its existing inventory of 78 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates or manages suburban office parks. The Company may also acquire existing office buildings or additional land for development in other markets primarily in the Southeast that the Company 0considers favorable. Although all of the Company's properties are located in the Southeast, management does not consider that the Company's development and acquisitions activities are limited to any particular area. The Company may also sell Office Buildings or Koger Centers located in certain markets. In addition, the Company has adopted a plan to repurchase up to 2.65 million shares of its common stock.

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

     For the year ended December 31, 2001, all of the Company's rental revenues were derived from buildings purchased or constructed by the Company. The Company's 2001 interest revenues were derived from temporary cash investments and notes receivable from current and former employees.

Employees

     The Company has a combined financial, administrative, leasing, and center maintenance staff of 180 employees. A resident manager is responsible for the leasing and operations of all buildings in a Koger Center or metropolitan area. The Company has approximately 63 employees who perform maintenance activities.

Item 2.  PROPERTIES

General

     As of December 31, 2001, the Company owned 120 Office Buildings located in the eight metropolitan areas of Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee; and Richmond, Virginia. The Koger Centers have been developed in campus-like settings with extensive landscaping and ample tenant parking. The Office Buildings are generally one to five-story structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Koger Centers are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

     Leases on the Office Buildings vary between net leases (under which the tenant pays some operating expenses, such as utilities, insurance and repairs) and gross leases (under which the Company pays all such items). Most leases are on a gross basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 2001, the Office Buildings were on average 90 percent leased and the average annual rent per rentable square foot leased was $16.71. The buildings are occupied by numerous tenants (approximately 896 leases), many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

     New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its gross leases. As of December 31, 2001, approximately four percent of the Company's annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 93 percent of such revenues were derived from leases containing escalation provisions based upon fixed steps or real estate tax and operating expense increases; and approximately three percent of such revenues were derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

     The Company owns approximately 85 acres of unimproved land (78 acres held for development, one acre held for sale and six acres not suitable for development) located in the metropolitan areas of Birmingham, Alabama; Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; and Columbia and Greenville, South Carolina. Each of these parcels of land has been partially or wholly developed with streets and/or utilities.





Property Location and Other Information

The following table sets forth information relating to the properties owned by the Company as of December 31, 2001.

                                                          Average                              Land
                                          Number          Age of                               Improved        Unimproved
                                          of              Buildings           Rentable         with Bldgs.     Land
Koger Center/Location                     Buildings       (In Years) (1)      Sq. Ft.          (In Acres)      (In Acres)
---------------------                    ----------       --------------     -------------     --------------   ------------
Atlanta Chamblee                             21                 19             1,110,903            76.2             2.5
Atlanta Gwinnett                              3                  5               260,484            15.9            19.6
Atlanta Perimeter                             1                 16               176,503             5.3
Birmingham Colonnade                                                                                                16.5
Charlotte Carmel                                                                                                     7.7
Charlotte University                          2                  3               182,852            18.7
Charlotte Vanguard                           13                 18               525,732            39.7            17.1
Columbia Spring Valley                                                                                               1.0
Greensboro Wendover                                                                                                  9.1
Greenville Park Central                                                                                              3.5
Jacksonville Baymeadows                       7                  9               749,790            51.1
Jacksonville JTB                              4                  2               416,773            32.0
Memphis Germantown                            6                  8               527,180            34.6
Orlando Central                              21                 30               616,905            44.7             1.3
Orlando Lake Mary                             2                  3               303,481            20.2
Orlando University                            5                  7               380,117            27.1
Richmond Paragon                              1                 16               145,008             8.1
St. Petersburg                               15                 18               669,807            68.7             6.7
Tallahassee                                  19                 19               833,372            62.7
                                           ----                                ---------           -----
    Total                                   120                                6,898,907           505.0            85.0
                                            ===                                =========           =====            ====
    Average                                                     14
                                                                ==

(1) The age of each building was weighted by the rentable square feet for such building to determine the weighted average age of (a) the buildings in each Koger Center or location and (b) all buildings owned by the Company.




Percent Leased and Average Rental Rates

     The following table sets forth, with respect to each Koger Center or location, the number of buildings, number of leases, rentable square feet, percent leased, and the average annual rent per rentable square foot leased, in each case as of December 31, 2001.


                                                                                                              Average
                                            Number           Number        Rentable                           Annual
                                            of               of            Square            Percent          Rent Per
Koger Center/Location                       Buildings        Leases        Feet              Leased (1)       Square Foot (2)
---------------------                       ---------        --------      -----------       ----------       ---------------
Atlanta Chamblee                               21               137          1,110,903            91%             $18.10
Atlanta Gwinnett (3)                            3                46            260,484            74%              19.39
Atlanta Perimeter                               1                15            176,503            93%              20.63
Charlotte University                            2                20            182,852            99%              18.09
Charlotte Vanguard                             13                69            525,732            88%              15.89
Jacksonville Baymeadows                         7                38            749,790            99%              12.33 (4)
Jacksonville JTB                                4                 7            416,773           100%              12.94 (4)
Memphis Germantown                              6                87            527,180            86%              18.16
Orlando Central                                21               147            616,905            97%              15.64
Orlando Lake Mary                               2                21            303,481            97%              20.17
Orlando University (3)                          5                63            380,117            85%              18.25
Richmond Paragon                                1                29            145,008           100%              18.09
St. Petersburg (3)                             15               126            669,807            85%              15.82
Tallahassee                                    19                91            833,372            80%              18.43
                                            -----             -----        -----------
    Total                                     120                896         6,898,907
                                              ===              =====         =========
Weighted Average - Total Company                                                                  90%             $16.71
                                                                                                  ===             ======
Weighted Average - Operational Buildings                                                          91%             $16.61
                                                                                                  ===             ======
Weighted Average - Buildings in Lease-up                                                          80%             $19.67
                                                                                                  ===             ======


(1) The percent leased rates have been calculated by dividing total rentable square feet leased in a building by rentable square feet in such building.

(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for a Koger Center or location as of December 31, 2001 by (b) the rentable square feet applicable to such total annualized base rents.

(3)  Includes a building which is currently in the lease-up period.

(4) Includes the effect of net leases where tenants pay certain operating costs in addition to base rent.

Lease Expirations on the Company's Properties

     The following schedule sets forth with respect to all of the Office Buildings (a) the number of leases which will expire in calendar years 2002 through 2010, (b) the total rentable area in square feet covered by such leases,
(c) the percentage of total rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annualized base rents represented by such leases, and (f) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 2001 and on the terms of leases in effect as of December 31, 2001, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 66 percent, 61 percent and 66 percent of the Company's square feet, which were scheduled to expire during 2001, 2000 and 1999, respectively.


                                             Percentage of         Average                                   Percentage
                                             Total Square          Annual Rent           Total               of Total
             Number of       Number of       Feet Leased           per Square            Annualized          Annual. Rents
             Leases          Square Feet     Represented by        Foot Under            Rents Under         Represented by
Period       Expiring        Expiring        Expiring Leases       Expiring Leases       Expiring Leases     Expiring Leases
------      ----------      ------------     ---------------       ---------------       ---------------     ---------------
2002            290         1,264,098          20.4%                 $17.30               $21,871,262           21.1%
2003            205         1,386,694          22.3%                  15.50                21,488,495           20.7%
2004            197           820,821          13.2%                  16.34                13,412,061           12.9%
2005             91           603,969           9.7%                  17.87                10,794,397           10.4%
2006             64           553,616           8.9%                  18.09                10,015,100            9.7%
2007             15           479,384           7.7%                  16.39                 7,857,309            7.6%
2008             16           346,630           5.6%                  18.06                 6,260,497            6.0%
2009              8           224,516           3.6%                  19.78                 4,440,393            4.3%
2010              3           116,495           1.9%                  17.10                 1,991,685            1.9%
Other             7           412,578           6.7%                  13.60                 5,610,640            5.4%
               ----        -----------         -----                                     ------------          ------
    Total       896         6,208,801          100.0%                $16.71              $103,741,839          100.0%
               ====        ===========         =====                 ======              ============          ======



Building Improvements, Tenant Improvements and Deferred Tenant Costs on the Company's Properties



     The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 2001. The information set forth below is not necessarily indicative of future expenditures for these items.




                    Building Improvements               Tenant Improvements               Deferred Tenant Costs
                 ----------------------------      ---------------------------       --------------------------------
                                  Per Average                        Per Average                          Per Average
                                  Usable Sq.                         Usable Sq.                           Usable Sq.
 Year                Total        Ft. Owned             Total        Ft. Owned            Total           Ft. Owned
------           ------------    ------------      ---------------   ----------      --------------       -----------
1999 (1)          $4,545,000       $0.50              $13,204,000      $1.46             $1,736,000        $0.19
2000 (2)           4,005,000        0.48                8,362,000       1.00              1,711,000         0.20
2001 (3)           4,829,000        0.58                6,666,000       0.80              1,381,000         0.17

(1) Excludes the 14 buildings for which construction was completed during 1997, 1998 and 1999.

(2) Excludes the 18 buildings for which construction was completed during 1998, 1999 and 2000.

(3) Excludes the 13 buildings for which construction was completed during 1999, 2000 and 2001.


Fixed Rate Indebtedness on the Company's Properties

     The following table sets forth with respect to each Koger Center or location the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Koger Center or location as of December 31, 2001.

                                                                        Weighted
                                            Mortgage                    Average
                                            Loan                        Interest
  Koger Center/Location                     Balance                     Rate
  ----------------------                  -----------                  ---------
  Atlanta Chamblee                       $        0                          -
  Atlanta Gwinnett                           10,693                       8.26%
  Atlanta Perimeter                           7,201                       8.26%
  Charlotte University                            0                          -
  Charlotte Vanguard                         19,468                       8.20%
  Jacksonville Baymeadows                    33,733                       7.86%
  Jacksonville JTB                           17,414                       8.26%
  Memphis Germantown                         24,269                       7.84%
  Orlando Central                            26,335                       8.26%
  Orlando Lake Mary                          12,778                       8.26%
  Orlando University                         20,657                       7.25%
  Richmond Paragon                            7,903                       8.00%
  St. Petersburg                             27,779                       8.26%
  Tallahassee                                38,909                       8.10%
                                         ----------
       Total                               $247,139                       8.04%
                                         ==========                       =====

     The outstanding principal amount of the mortgage loan with Northwestern Mutual Life Insurance Company has been allocated based upon the square footage of the collateral in the applicable Koger Center or location. For additional information on these loans see Note 3, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

Indebtedness with Variable Interest Rates

     As of December 31, 2001, the Company had a $125 million secured revolving credit facility and a term loan with variable interest rates and encumbering certain of the Company's properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):


                                       Weighted                                  Approximate          Approximate
                  Balance              Average                 Maximum           Average              Wtd. Avg. Int.
Year Ended        at End               Int. Rate at            Amount            Amount               Rate During
December 31       of Period            End of Period           Outstanding       Outstanding          the Period
-----------       ---------           ---------------          -----------       -----------        -------------
2001               $  1,544                  7.9%                $101,577          $90,009                5.7%
2000                 90,000                  8.1%                 123,500           96,262                7.9%
1999                 94,000                  8.0%                 128,000           95,277                6.7%


Item  3.      LEGAL PROCEEDINGS
      None.

Item  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

                                                                PART II

Item  5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     The Company's common stock is listed on the New York Stock Exchange under the ticker symbol KE. The high and low closing sales prices for the periods indicated in the table below were:




                                                                       Years
                                    2001                               2000                               1999
                        ---------------------------        ---------------------------        ---------------------------
Quarter Ended              High             Low               High              Low             High               Low
-------------           ---------        ----------        ----------       ----------        ----------       ----------
March 31                  $15.97            $13.35         $17.9375          $15.5000         $17.5625          $12.6875
June 30                    16.60             14.07          18.8750           16.5625          18.4375           12.8750
September 30               17.51             15.95          17.4375           16.6250          18.0000           15.5000
December 31                18.10             16.30          16.9375           15.0625          16.8750           14.2500



     Any dividend paid in respect of the Company's common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that at least 90 percent of the Company's REIT taxable income for such taxable year be distributed. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. However, this covenant does not restrict the Company from paying the dividends required to maintain its qualification as a REIT.

Set forth below are the dividends per share paid during the three years ended December 31, 2001.

                                    Years
                             ---------------------
      Quarter Ended          2001    2000     1999
      -------------          ----    ----     ----
      March 31               $.35    $.35     $.30
      June 30                 .35     .35      .30
      September 30            .35     .35      .35
      December 31             .35     .35      .35

     On January 15, 2002, the Company paid a capital gain distribution in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001. On February 7, 2002, the Company paid a quarterly dividend of $0.35 per share to shareholders of record on December 31, 2001. In addition, the Company's Board of Directors has declared a quarterly dividend of $0.35 per share payable on May 2, 2002, to shareholders of record on March 31, 2002.

     On March 1, 2002, there were approximately 1,228 shareholders of record and the closing price of the Company's common stock on the New York Stock Exchange was $17.50.

Item 6.  SELECTED FINANCIAL DATA



     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.



                                                                         (In thousands except per share and property data)
Income Information                                             2001         2000          1999         1998             1997
                                                            ----------   ----------    ----------   ----------      ----------
Rental revenues and other rental services                       $165,623     $164,733      $156,153     $133,663      $109,501
Interest revenues                                                    776          703           457          446         1,274
Total revenues                                                   170,560      167,874       160,093      138,082       113,989
Property operations expense                                       61,608       61,868        60,582       53,719        44,453
Depreciation and amortization                                     36,007       35,133        32,314       28,381        24,073
Mortgage and loan interest                                        25,204       27,268        21,893       16,616        16,517
General and administrative expense                                 8,412       20,217         8,633        6,953         6,374
Net income                                                        73,223       27,153        36,586       29,602        21,204
Earnings per share - diluted                                        2.75         1.01          1.35         1.10           .94
Dividends declared per common share (1)                             3.14         1.40          1.35         1.15           .55

Weighted average shares outstanding - diluted                     26,610       26,962        27,019       26,901        22,495

Balance Sheet Information
Operating properties (before depreciation)                      $663,286     $946,780      $927,523     $872,183      $681,249
Undeveloped land                                                  13,855       13,975        17,137       20,535        14,761
Total assets                                                     690,585      851,022       885,739      834,995       656,097
Mortgages and loans payable                                      248,683      343,287       351,528      307,903       181,963
Total shareholders' equity                                       354,542      448,493       467,826      464,763       444,262

Other Information
Funds from operations (2)                                      $  69,681    $  56,107     $  65,011    $  56,486     $  42,324
Income before interest, income taxes,
    depreciation and amortization                               $135,118    $  89,533     $  90,980    $  75,555     $  62,729
Number of buildings (at end of period)                               120          194           218          251           228
Percent leased (at end of period)                                    90%          90%           93%          90%           92%


(1) Includes a capital gain distribution in the form of a special dividend of $1.74 per share.

(2) The Company believes that Funds from Operations is one measure of the performance of an equity REIT. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Funds from Operations is calculated as follows (in thousands):



                                                                 2001            2000         1999          1998           1997
                                                              ---------       ---------    ---------     ---------      ---------
    Net income                                                    $73,223        $27,153      $36,586       $29,602      $21,204
    Depreciation - real estate                                     32,261         31,720       28,800        25,146       21,795
    Amortization - deferred tenant costs                            2,172          1,923        2,132         1,464        1,031
    Amortization - goodwill                                           170            170          170           170          170
    Minority interest                                               1,044          1,156        1,174           139
    Gain on sale or disposition of operating properties           (39,189)        (5,963)      (3,846)
    Gain on sale or disposition of non-operating assets                              (52)          (5)          (35)      (1,955)
    Recovery of loss on land held for sale                                                                                  (379)
    Loss on early retirement of debt                                                                                         458
                                                                 --------        -------      -------      --------     --------
    Funds from Operations                                         $69,681        $56,107      $65,011       $56,486      $42,324
                                                                  =======        =======      =======       =======      =======


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements (the "Consolidated Financial Statements") appearing elsewhere in this report. Historical results and percentage relationships in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position. The Consolidated Financial Statements include the accounts of KE, Southeast, KRES, KRSI and KVP (collectively, the "Company").

GENERAL

     The Company has prepared, and is responsible for, the accompanying Consolidated Financial Statements and the related consolidated financial information included in this report. Such Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include amounts determined using management's best judgments and estimates of the expected effects of events and transactions that are being accounted for currently.

     The Company's independent auditors have audited the accompanying Consolidated Financial Statements. The objective of their audit, conducted in accordance with auditing standards generally accepted in the United States of America, was to express an opinion on the fairness of presentation, in all material respects, of the Company's consolidated financial position, results of operations, and cash flows in conformity with GAAP. They evaluated the Company's internal control structure to the extent considered necessary by them to determine the audit procedures required to support their report on the Consolidated Financial Statements and not to provide assurance on such structure.

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

RESULTS OF OPERATIONS

     Rental Revenues. Rental revenues increased $848,000 or 0.5 percent from the year ended December 31, 2000 to the year ended December 31, 2001. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in rental revenues ($7,308,000) from seven buildings constructed by the Company. The effect of these increases was partially offset by (i) the reduction of rental revenues ($5,949,000) caused by the sale of two office parks during 2000 and 75 office buildings and one retail center on December 12, 2001 (the "2001 Property Sale") and (ii) the decline in occupancy in the stabilized properties owned at December 31, 2001. For 2000, rental revenues increased $8,365,000 or 5.4 percent from the year ended December 31, 1999. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in rental revenues ($15,364,000) from properties acquired and construction completed during 1999 and 2000. The effect of these increases was partially offset by the reduction of rental revenues ($13,497,000) caused by the sale of two office parks during 1999 and two office parks during 2000. As of December 31, 2001, the Company's buildings were on average 90 percent leased. As of December 31, 2000 and 1999, the buildings owned by the Company were on average 90 and 93 percent leased, respectively.

     Management Fee Revenues. For 2001, management fee revenues increased $2,287,000, as compared to 2000. This increase was due primarily to (i) the merger of Koger Realty Services, Inc. into a wholly owned taxable subsidiary of the Company on February 1, 2001 (the "Merger") and (ii) the increase in asset management fees ($156,000) earned from Crocker Realty Trust. These increases were partially offset by reductions in (i) fees earned under the management contract with Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York and (ii) construction management fees. Management fee revenues decreased $591,000 for 2000, as compared to 1999, due primarily to a decrease in fees earned under the Centoff management contract. On January 1, 2000, the management contract for one of the Centoff centers was transferred from KE to Koger Realty Services, Inc. During November 2000, the management contract for the remaining Centoff center was terminated when the property was sold by the third party owner. The effect of these decreases was partially offset by the asset management fees ($296,000) earned from Crocker Realty Trust during 2000.

     Income from Koger Realty Services, Inc. Income from Koger Realty Services, Inc. decreased $564,000 for 2001, as compared to 2000, due to the Merger. For 2000, income from Koger Realty Services, Inc. decreased $454,000, as compared to 1999, due primarily to an increase in general and administrative expenses.

     Interest Revenues. For 2001, interest revenues increased $73,000, as compared to 2000, due to the higher average balance of cash to invest. Interest revenues increased $246,000 for 2000, as compared to 1999, due to the interest earned from loans to certain current and former employees.

     Expenses. Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. During 2001, property operations expense decreased $260,000 or 0.4 percent, compared to 2000, primarily due to the reduction of property operations expense ($3,365,000) caused by the sale of two office parks during 2000 and the 2001 Property Sale. Most of this decrease was offset by (i) the increases in property operations expense ($1,870,000) from seven buildings constructed by the Company and (ii) increased accruals to provision for uncollectible accounts. During 2000, property operations expense increased by $1,286,000 or 2.1 percent, compared to 1999, primarily due to (i) increases in property operations expense ($5,662,000) for properties acquired and construction completed during 1999 and 2000 and (ii) increases in real estate taxes. These increases were partially offset by the decrease in property operations expense ($5,847,000) for the properties sold during 1999 and 2000. For 2001, 2000 and 1999, property operations expense as a percentage of total rental revenues was 37.2 percent, 37.6 percent and 38.8 percent, respectively.

     Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 2001, depreciation expense increased $605,000 or 1.9 percent, compared to 2000, due to the construction completed during 2000 and 2001. The effect of this increase was partially offset by the sale of two office parks during 2000 and the 2001 Property Sale. For 2000, depreciation expense increased $2,976,000 or 10.2 percent, compared to the prior year, due to the properties acquired and construction completed during 1999 and 2000.

     Amortization expense increased $269,000, compared to 2000, due to deferred tenant costs incurred during 2000 and 2001. During 2000, amortization expense decreased $157,000, compared to 1999, due to deferred tenant costs associated with properties sold during 1999 and 2000.

     Interest expense decreased $2,064,000 during 2001, compared to 2000, primarily due to (i) the decrease in the average balance of mortgages and loans payable and (ii) the decrease in the average interest rate on the Company's variable rate loans. For 2000, interest expense increased $5,375,000, compared to 1999, primarily due to (i) the increase in the average balance of mortgages and loans payable, (ii) the reduction in interest capitalized to construction and (iii) the increase in the average interest rate on the Company's variable rate loans. During 2001, 2000, and 1999, the weighted average interest rate on the Company's variable rate loans was 5.7 percent, 7.9 percent and 6.7 percent, respectively. The Company's average outstanding amount under such loans during 2001, 2000, and 1999 was $90,009,000, $96,262,000, and $95,277,000,
respectively. During 2001, 2000, and 1999, the weighted average interest rate on the Company's fixed rate loans was 8.0 percent, 8.0 percent and 8.2 percent, respectively. The Company's average outstanding amount under its fixed rate loans during 2001, 2000, and 1999 was $250,373,000, $255,439,000, and
$225,391,000, respectively.

     For 2001, general and administrative expenses decreased $11,805,000, compared to 2000, primarily due to certain non-recurring charges incurred during 2000, which are described below. General and administrative expenses increased by $11,584,000 during 2000, compared to 1999. This increase is primarily due to certain non-recurring charges for (i) corporate reorganization costs ($8,767,000), (ii) severance payments made to certain former senior executives ($2,562,000), (iii) changes in termination benefits under the Supplemental Executive Retirement Plan ($704,000), (iv) payments to retiring directors ($138,000) and (v) initial fees for listing on the New York Stock Exchange ($161,000).

     Direct costs of management fees increased $2,480,000 during 2001, compared to 2000, primarily due to the Merger. The effect of this increase was partially offset by declines in costs due to (i) termination of the Centoff management contract and (ii) reduction in construction management services provided to third parties. For 2000, direct cost of management fees decreased $534,000, compared to 1999, due to decreased costs associated with providing property management services under the Centoff contract.

     Other expenses decreased $28,000 during 2001, compared to 2000, primarily due to the reduction in real estate taxes on unimproved land caused by the reduction in acres held for investment and held for sale. During 2000, other expenses decreased $926,000, compared to 1999, primarily due to (i) the reduction in costs for certain corporate strategic issues and (ii) the reduction in real estate taxes on unimproved land due to the reduction in acres held for investment and held for sale.

     Management periodically reviews its investment in properties for evidence of impairments in value. Factors considered consist of, but are not limited to, the following: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. Where management concludes that expected cash flows will not enable the Company to recover the carrying amount of its investments, losses are recorded and asset values are reduced. No such impairments in value existed during 2001, 2000 or 1999.

     Operating Results. Net income totaled $73,223,000, $27,153,000 and $36,586,000 for 2001, 2000 and 1999, respectively. For 2001, net income increased $46,070,000 or 169.7 percent from the prior year due primarily to (i) the increase in gain on sale or disposition of assets and (ii) the decreases in mortgage and loan interest and general and administrative expenses. For 2000, net income decreased $9,433,000 or 25.8 percent from the prior year due primarily to increases in (i) general and administrative expenses due to corporate reorganization costs and other non-recurring charges, (ii) property operations expense, (iii) depreciation expense and (iv) interest expense. The effect of these increases was partially offset by increases in (i) rental revenues and (ii) gain on sale or disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. During the year ended December 31, 2001, the Company generated approximately $64 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of third party owners. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities and its current cash balance will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2002.

     The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions. As of December 31, 2001, approximately 97 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

     As of December 31, 2001, leases representing approximately 21 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 2002. This represents 290 leases for space in buildings located in 13 of the 14 Koger Centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 66 percent, 61 percent and 66 percent of the Company's rentable square feet, which were scheduled to expire during 2001, 2000 and 1999, respectively. For those leases, which renewed during 2001, the average rental rate increased from $15.00 to $15.80, an increase of 5.3 percent. For those leases in properties owned by the Company at December 31, 2001, which renewed during 2001, the average rental rate increased from $14.61 to $15.33, an increase of 4.9 percent. However, for leases in these properties which renewed during the fourth quarter of 2001, the average rental rate increased 2.9 percent. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2002 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

     The Company has benefited from existing economic conditions and stable vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the southeastern region of the United States provides significant economic growth potential due to its diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue and the Company is currently experiencing slower growth and increasing vacancy levels in the markets in which it owns buildings. Cash flow from operations could be reduced if economic growth were not to continue in the Company's markets and if this resulted in lower occupancy rates for the Company's buildings. For the properties owned on December 31, 2001, occupancy was 90 percent at December 31, 2001 compared with 91.4 percent at December 31, 2000.

     Governmental tenants (including the State of Florida and the United States of America), which accounted for 27.3 percent of the Company's leased space as of December 31, 2001, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

     On December 12, 2001, the Company began providing property management services to AP-Knight for 75 suburban office buildings and one retail center. AP-Knight acquired these properties from the Company. The Company agreed to continue to manage these properties for what it considers to be standard property management fees. This agreement is terminable by either party upon 30 days written notice. From February 1, 2001 through August 31, 2001, the Company provided property management services for 55 commercial office properties owned by Koala. During this period, the Company earned fees of $3,499,000 for the management of these properties. The Company had a contract for the management of eight commercial office properties owned by Centoff. This agreement was terminated during November 2000 when the properties were sold by Centoff. The Company earned fees of $998,000 and $846,000 for the management of these properties during 2000 and 1999, respectively. At the end of 1999, Centoff terminated the management agreement with KE related to eight commercial office buildings. The Company earned fees of $780,000 for the management and leasing of these properties during 1999. Another agreement to manage one commercial office building was terminated by the Company during February 1999. During 1999, the Company earned fees of $82,000 for the management of this building.

     During 2000, the Company reached an agreement with Crocker Realty Trust ("CRT") to provide asset management services for the 6.1 million square foot portfolio of CRT of which Mr. Crocker is the Chairman of the Board and Chief Executive Officer owning 2.8 percent of the outstanding CRT shares, Mr. Onisko is the Treasurer and Chief Financial Officer owning 0.2 percent of the outstanding shares and Apollo is a principal shareholder owning 49 percent of the outstanding CRT shares. The Company is paid a fee for these services based upon the value of CRT's assets. The agreement is terminable by either party upon 90 days written notice. The terms of this agreement were approved by a committee of the Company's Board of Directors whose members were not affiliated with CRT, and who determined that such terms were similar to those that could be obtained from an unaffiliated third party. The Company earned fees of $296,000 under this agreement during the period from June 15, 2000 through December 31, 2000. During 2001, the Company earned fees of $452,000 under this agreement. Currently, the Company provides asset management services for 4.6 million square feet owned by CRT.

     Investing Activities. At December 31, 2001, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During 2001, the Company's expenditures for improvements to existing properties decreased by approximately $969,000 from the prior year, primarily due to decreases in expenditures for tenant improvements. This decrease in expenditures for tenant improvements was primarily due to (i) the sale of two office parks during 2000 and (ii) the lower leasing activity of second generation space during 2001 compared to 2000.

     During 2001, the Company completed the construction of two buildings, which contain 180,900 gross square feet. During 2000, the Company completed the construction of six buildings, which contain 579,200 gross square feet. During 1999, the Company completed the construction of six buildings, which contain 630,400 gross square feet.

     On November 1, 1999, the Company acquired four buildings, containing 508,600 gross square feet, located in Charlotte, North Carolina and Orlando, Florida for a purchase price of $64.1 million.

     On December 12, 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land for approximately $199,587,000, net of selling costs, and 5,733,772 shares of the Company's common stock (which were valued at approximately $96,327,000). These properties contained more than
3.9 million rentable square feet and were located throughout Austin and San Antonio, Texas; Charlotte and Greensboro, North Carolina; Greenville, South Carolina; and Birmingham, Alabama. These properties were sold to AP-Knight, an affiliate of Apollo. A director of the Company is the partner responsible for investments at Apollo. The transaction was negotiated by a Special Committee of the Board of Directors composed of directors who had no affiliation with Apollo. In order to insure that the terms of the transaction were equal to, or better than, a similar transaction with an unrelated third party, the Company initiated a marketing period through its financial advisor during which unrelated bidders were asked to submit competing offers to purchase these properties. Prior to the closing of the sale, the Company did not receive any attractive alternative offers for these properties. In connection with this transaction, Morgan Stanley & Co. Incorporated acted as financial advisor and provided an opinion to the Special Committee of the Board of Directors which opinion stated that the consideration received from the transaction was fair from a financial point of view to the Company.

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

     Financing Activities. The Company's primary external sources of cash are bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings are used by the Company to acquire buildings and land or to refinance debt. The Company has a $125 million secured revolving credit facility provided by Fleet National Bank, Wells Fargo Bank, N.A. and Compass Bank.

     Prior to 1999, the Company's Board of Directors (the "Board") approved the repurchase of up to one million shares of the Company's common stock (the "Shares"). The Company repurchased 54,000 Shares for approximately $852,000 during 1999. During 2000, the Board approved the repurchase of up to 2.65 million Shares and the Company repurchased 1,209,980 Shares for approximately $20.4 million. The Company did not repurchase any Shares during 2001.

     During 1999, the Company increased its non-recourse loan with Northwestern Mutual Life Insurance Company ("Northwestern") by $45 million to a total of $235 million, which is secured by nine office parks and one freestanding building. This loan is divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of
8.33 percent, (iii) a tranche in the amount of $14.7 million which matures January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of
7.1 percent. Amortization with respect to this indebtedness is based on equal monthly installments over a 25 year amortization period. This indebtedness requires the Company to maintain certain financial ratios.

     During December 2001, the Company repaid the $90 million outstanding balance under the secured revolving credit facility provided by First Union National Bank of Florida, AmSouth Bank, N.A., Citizens Bank of Rhode Island, Compass Bank and Guaranty Federal Bank. This credit facility matured during December 2001. On December 28, 2001, the Company closed on a new $125 million secured revolving credit facility provided by Fleet National Bank, Wells Fargo Bank, N.A. and Compass Bank. This facility provides for monthly interest payments, requires the Company to maintain certain financial ratios and matures in December 2004.

     Loan maturities and normal amortization of mortgages and loans payable during the year 2002 are expected to total approximately $12.7 million, which includes a $7.9 million balloon payment due under a term loan which matures in December 2002. In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the long term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Unfavorable conditions in the financial markets, the degree of leverage of the Company and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. The Company has filed shelf registration statements with respect to the issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

     In addition, in the event the Company is unable to generate sufficient funds both to meet principal payments in respect of its indebtedness and to satisfy distribution requirements of 90 percent of annual REIT taxable income to its shareholders, the Company may be unable to qualify as a REIT. In such an event, the Company (i) will incur federal income taxes and perhaps penalties,
(ii) if the Company is then paying dividends, may be required to decrease any dividend payments to its shareholders, and (iii) the market price of the Company's common stock may decrease. The Company would also be prohibited from requalifying as a REIT for five years.

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

Real Estate Financing Risks

     Existing Debt. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $248.7 million, all of which is secured by certain of the Company's properties. Approximately $151.4 million of such debt will mature before 2008, with the majority of the remaining balance maturing in 2009. The $125 million secured revolving credit facility (none of which was outstanding at year end) matures in December 2004. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

     Risk of Rising Interest Rates and Variable Rate Debt. The Company currently has a $125 million secured revolving credit facility and a term loan with variable interest rates. The Company may incur additional variable rate debt in the future. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders.

     Existing Leverage; No Limitation on Debt. As of December 31, 2001, the debt to total market capitalization ratio of the Company was approximately 41 percent. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company. Accordingly, the Board of Directors could establish policies which would increase the Company's debt to total market capitalization ratio. If this action were taken, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and (b) could increase the risk of default on the Company's debt.

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

Geographic Concentration

     The Company's revenues and the value of its properties may be affected by a number of factors, including the regional and local economic climates of the metropolitan areas in which the Company's buildings are located (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and regional and local real estate conditions in such areas (such as oversupply of, or reduced demand for, office and other competing commercial properties). All of the Company's properties are located in the southeastern United States. There is also the problem of over building in certain sub-markets located in markets which the Company currently serves. While the Company has avoided acquiring or developing property in these sub-markets such over built condition may move over into the sub-markets where the Company has property. The Company's performance and its ability to make distributions to its shareholders are, therefore, dependent on economic conditions in these market areas. The Company's historical growth has occurred during periods when the economy in the southeastern United States has out-performed the national economy. There can be no assurance as to the continued growth of the economy in the southeastern United States or the future growth rate of the Company.

Renewal of Leases and Reletting of Space

     The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 20.4 percent and 22.3 percent of the total rentable square feet leased in the Company's buildings will expire in 2002 and 2003, respectively. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, then the Company's cash flow and its ability to make expected distributions to its shareholders may be adversely affected.

Leases with State of Florida

     At December 31, 2001, the Company had 48 leases with various departments and agencies of the State of Florida which totaled approximately 766,000 rentable square feet. The majority of these leases are for space in Office Buildings located in Tallahassee, Florida. These leases have provisions for early termination for various reasons, including lack of budget appropriations. Therefore during times of recession and government austerity measures, the State of Florida may be subject to budget reductions and may decide to terminate certain of its leases prior to the contractual lease expiration date. In addition, these leases provide the State of Florida with the right to terminate, without penalty, prior to the contractual lease expiration date in the event a State owned building becomes available for occupancy upon giving six months advance written notice to the Company.

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

     Competition. Numerous office buildings compete with the Company's buildings in attracting tenants to lease space. Some of these competing buildings are newer, better located or better capitalized than some of the Company's buildings. Moreover, the Company believes that major national or regional commercial property developers will continue to seek development opportunities in the southeastern United States. These developers may have greater financial resources than the Company. The number of competitive commercial properties in a particular area could have a material adverse affect on the Company's ability to lease space in its buildings or at newly developed or acquired properties and the rents charged.

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

     Risks Involved in Property Ownership Through Partnership and Joint Ventures. Although the Company owns fee simple interests in all but 13 of its properties, in the future the Company could, if then permitted by the covenants in its loan agreements and its financial position, participate with other entities in property ownership through partnerships or joint ventures. KE is currently the general partner of Koger-Vanguard Partners, L.P., which owns 13 office buildings in Charlotte, North Carolina. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in property ownership, including the possibility that (a) the Company's partners or co-ventures might become bankrupt, (b) such partners or co-ventures might at any time have economic or other business interests or goals which are inconsistent with the business interests or goals of the Company, and (c) such partners or co-ventures may be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives, including the Company's policy to maintain its qualification as a REIT. The Company will, however, seek to maintain sufficient control of such participants or joint ventures to permit the Company's business objectives to be achieved. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company currently has a $125 million secured revolving credit facility and a term loan with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay distributions to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of December 31, 2001, the Company had $1.5 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $15,000.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  AND FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE NO.

Independent Auditors' Report............................................................................          25

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2001
        and 2000........................................................................................          26

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 2001...............................................................................          27

     Consolidated Statements of Changes in Shareholders'
        Equity for Each of the Three Years in the
          Period Ended December 31, 2001................................................................          28

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 2001...............................................................................          29

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 2001...............................................................................          30

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 2001.....................................................          43

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 2001............................................................          44



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company has sold operating properties with over 3.9 million rentable square feet in exchange for cash and shares of the Company's common stock. The purchaser, AP-Knight LP, an affiliate of Apollo Real Estate Advisors, LP, was a related party at the date of the transaction.

DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
February 22, 2002

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                        (In Thousands Except Share Data)


                                                                                         2001               2000
ASSETS
Real estate investments:
   Operating properties:
     Land                                                                             $  91,919            $138,214
     Buildings                                                                          568,285             805,935
     Furniture and equipment                                                              3,082               2,631
     Accumulated depreciation                                                          (123,999)           (155,817)
                                                                                        --------            -------
         Operating properties - net                                                     539,287             790,963
   Properties under construction:
     Land                                                                                     -               2,128
     Buildings                                                                                -              12,023
   Undeveloped land held for investment                                                  13,779              13,899
   Undeveloped land held for sale, net of allowance                                          76                  76
Cash and cash equivalents                                                               113,370               1,615
Accounts receivable, net of allowance for uncollectible
  accounts of $1,114 and $584                                                            11,574              13,232
Investment in Koger Realty Services, Inc.                                                     -               2,533
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $683 and $1,195                                       595               1,360
Other assets                                                                             11,904              13,193
                                                                                     ----------          ----------
      TOTAL ASSETS                                                                     $690,585            $851,022
                                                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                         $248,683            $343,287
   Accounts payable                                                                       4,962               4,961
   Accrued real estate taxes payable                                                      1,007               4,175
   Accrued liabilities - other                                                            9,206              10,562
   Dividends payable                                                                     44,159               9,392
   Advance rents and security deposits                                                    5,103               7,014
                                                                                      ---------         -----------
      Total Liabilities                                                                 313,120             379,391
                                                                                      ---------           ---------

Minority interest                                                                        22,923              23,138
                                                                                      ---------          ----------
Commitments and contingencies (Notes 2 and 10)

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000  shares
      authorized; issued: none                                                                -                   -
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued:  29,663,362 and 29,559,381 shares;
       outstanding:  21,128,905 and 26,829,239 shares                                       297                 296
   Capital in excess of par value                                                       469,779             468,277
   Notes receivable from stock sales                                                     (5,066)             (6,250)
  Retained earnings                                                                      21,180              20,261
  Treasury stock, at cost;  8,534,457 and 2,730,142 shares                             (131,648)            (34,091)
                                                                                      ---------          ----------
     Total Shareholders' Equity                                                         354,542             448,493
                                                                                      ---------           ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $690,585            $851,022

                                                                                       ========            ========

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2001
                      (In Thousands Except Per Share Data)


                                                                             2001                2000          1999
                                                                            ------              -------       -------
Revenues
  Rental                                                                   $164,679            $163,831        $155,466
  Other rental services                                                         944                 902             687
  Management fees                                                             4,080               1,793           2,384
  Income from Koger Realty Services, Inc.                                        81                 645           1,099
  Interest                                                                      776                 703             457
                                                                          ---------        ------------    ------------
      Total revenues                                                        170,560             167,874         160,093
                                                                          ---------           ---------       ---------

Expenses
  Property operations                                                        61,608              61,868          60,582
  Depreciation and amortization                                              36,007              35,133          32,314
  Mortgage and loan interest                                                 25,204              27,268          21,893
  General and administrative                                                  8,412              20,217           8,633
  Direct cost of management fees                                              3,378                 898           1,432
  Other                                                                         189                 217           1,143
                                                                          ---------        ------------     -----------
      Total expenses                                                        134,798             145,601         125,997
                                                                          ---------           ---------       ---------

Income Before Gain on Sale or Disposition of
   Assets, Income Taxes and Minority Interest                                35,762              22,273          34,096
Gain on sale or disposition of assets                                        39,189               6,015           3,851
                                                                          ---------          ----------      ----------
Income Before Income Taxes and Minority Interest                             74,951              28,288          37,947
Income tax provision (benefit)                                                  684                 (21)            187
                                                                          ---------          ----------      ----------
Income Before Minority Interest                                              74,267              28,309          37,760
Minority interest                                                             1,044               1,156           1,174
                                                                          ---------          ----------      ----------
Net Income                                                                $  73,223           $  27,153       $  36,586
                                                                          =========           =========       =========

Earnings Per Share:
   Basic                                                                  $    2.76         $      1.02     $      1.37
                                                                          =========         ===========     ===========
   Diluted                                                                $    2.75         $      1.01     $      1.35
                                                                          =========         ===========     ===========

Weighted Average Shares:
   Basic                                                                     26,517              26,730          26,689
                                                                          =========          ==========      ==========
   Diluted                                                                   26,610              26,962          27,019
                                                                          =========          ==========      ==========


See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2001
                                 (In Thousands)



                                                          Capital          Notes                                        Total
                                  Common Stock           in Excess      Receivable                                      Share-
                                Shares      Par            of Par       from Stock         Retained     Treasury        holders'
                                Issued      Value          Value          Sales            Earnings       Stock         Equity
                                ------      -----        ---------      ----------         --------     --------       ---------

BALANCE,
  DECEMBER 31, 1998              28,560      $286          $454,988                       $30,020       $(20,531)       $464,763

Common stock sold                                               207                                          235             442
Treasury stock reissued                                         123                                          162             285
Treasury stock purchased                                                                                    (852)           (852)
Options exercised                   174         2             2,120                                          (40)          2,082
Restricted stock issued              22                         368                                          (56)            312
401(k) Plan contribution                                        139                                          129             268
Dividends declared                                                                        (36,060)                       (36,060)
Net income                                                                                 36,586                         36,586
                                -------        --          --------      ---------         ------      ---------       ---------
BALANCE,
  DECEMBER 31, 1999              28,756       288           457,945                        30,546        (20,953)        467,826

Common stock sold                                               220       $(5,066)                         7,005           2,159
Treasury stock purchased                                                                                 (20,434)        (20,434)
Options exercised                   803         8            10,026        (1,184)                           163           9,013
Restricted stock issued                                         (48)                                                         (48)
401(k) Plan contribution                                        134                                          128             262
Dividends declared                                                                        (37,438)                       (37,438)
Net income                                                                                 27,153                         27,153
                               --------        --          --------      --------        --------      ---------      ----------
BALANCE,
  DECEMBER 31, 2000              29,559       296           468,277        (6,250)         20,261        (34,091)        448,493

Common stock sold                                               125                                          134             259
Stock loan repayments                                                       1,184                         (1,364)           (180)
Treasury stock acquired                                                                                  (96,327)        (96,327)
Options exercised                   104         1             1,377                                                        1,378
Dividends declared                                                                        (72,304)                       (72,304)
Net income                                                                                 73,223                         73,223
                               --------        --          --------      --------        --------      ---------       ---------
BALANCE,
  DECEMBER 31, 2001              29,663      $297          $469,779      $(5,066)         $21,180      $(131,648)       $354,542
                               ========      ====          ========      =======          =======      =========        ========


See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2001
                                 (In Thousands)


                                                                        2001           2000              1999
                                                                       ------         ------           --------

Operating Activities
   Net income                                                         $ 73,223         $  27,153      $  36,586
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       36,007            35,133         32,314
    Income from Koger Realty Services, Inc.                                (81)             (645)        (1,099)
    Provision for uncollectible accounts                                 1,448               721            349
    Minority interest                                                    1,044             1,156          1,174
    Gain on sale or disposition of assets                              (39,189)           (6,015)        (3,851)
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable, accrued
         liabilities and other liabilities                              (7,116)           (6,096)         3,677
      Increase in accounts receivable and other assets                  (1,343)           (2,765)        (3,665)
                                                                      --------         ---------       --------
      Net cash provided by operating activities                         63,993            48,642         65,485
                                                                      --------         ---------       --------
Investing Activities
   Proceeds from sales of assets                                       199,646            49,726         68,763
   Cash acquired in purchase of assets from KRSI                         2,535                 -              -
   Dividends received from Koger Realty Services, Inc.                       -               431            441
   Property acquisitions                                                     -               (10)       (64,158)
   Building and land construction expenditures                          (2,012)          (16,184)       (55,979)
   Tenant improvements to first generation space                        (4,363)           (7,133)        (7,053)
   Tenant improvements to existing properties                           (6,610)           (8,362)       (13,204)
   Building improvements                                                (4,899)           (4,065)        (4,573)
   Energy management improvements                                         (201)             (252)          (245)
   Deferred tenant costs                                                (2,338)           (3,812)        (2,663)
   Additions to furniture and equipment                                   (177)             (402)          (427)
                                                                      --------         ---------       --------
      Net cash provided by (used in) investing activities              181,581             9,937        (79,098)
                                                                      --------         ---------       --------
Financing Activities
   Proceeds from mortgages and loans                                    42,500            76,783        171,052
   Proceeds from sales of common stock                                     259             2,159            442
   Proceeds from exercise of stock options                               1,373             8,204          1,835
   Collection of notes receivable from stock sales                         174                 -              -
   Principal payments on mortgages and loans                          (137,104)          (85,024)      (127,427)
   Dividends paid                                                      (37,537)          (37,416)       (34,661)
   Distributions paid to minority interest holders                      (1,259)           (1,202)        (1,082)
   Treasury stock purchased                                                  -           (20,434)          (852)
   Financing costs                                                      (2,225)              (34)          (521)
                                                                      --------         ---------       --------
      Net cash provided by (used in) financing activities             (133,819)          (56,964)         8,786
                                                                      --------         ---------       --------
Net increase (decrease) in cash and cash equivalents                   111,755             1,615         (4,827)
Cash and cash equivalents - beginning of year                            1,615                 0          4,827
                                                                      --------         ---------       --------
Cash and cash equivalents - end of year                               $113,370         $   1,615       $      0
                                                                      ========         =========       ========


See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Organization. Koger Equity, Inc. ("KE") was incorporated in Florida on June 21, 1988. KE has three wholly-owned subsidiaries, which are Southeast Properties Holding Corporation ("Southeast"), a Florida corporation; Koger Real Estate Services, Inc. ("KRES"), a Florida corporation; and Koger Realty Services, Inc. ("KRSI"), a Florida corporation. Koger-Vanguard Partners, L.P. ("KVP") is a Delaware limited partnership, for which KE is the general partner.

     Principles of Consolidation. The consolidated financial statements include the accounts of KE, its wholly-owned subsidiaries and KVP (the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

     Investment in Koger Realty Services, Inc. During January 2001, KE organized KRSI Merger, Inc., a Florida corporation, as a wholly owned taxable subsidiary. Effective February 1, 2001, Koger Realty Services, Inc. ("Koger Realty"), a Delaware corporation, was merged into this new subsidiary (the "Merger"). Pursuant to the Merger, the common stock of Koger Realty was repurchased at the formula price set forth in its Articles of Incorporation. All of the outstanding common stock of Koger Realty was owned by officers and employees of Koger Realty, some of whom were also officers of KE. Subsequent to the Merger, the name of the new Florida subsidiary was changed to Koger Realty Services, Inc. This merger was accounted for using the purchase method of accounting resulting in a reduction in the cost basis of assets of approximately $143,000. Prior to the Merger, the Company accounted for its investment in the preferred stock of Koger Realty using the equity method.

     Real Estate Investments. Operating properties, properties under construction, furniture and equipment, and undeveloped land held for investment are stated at cost less accumulated depreciation. Undeveloped land held for sale is carried at the lower of cost or fair value less selling costs.

     Periodically, management reviews its portfolio of operating properties, undeveloped land held for investment and related goodwill and in those instances where properties have suffered an impairment in value, the properties and related goodwill will be reduced to their fair value. This review includes a quarterly analysis of occupancy levels and rental rates for the Company's properties in order to identify properties, which may have suffered an impairment in value. Management prepares estimates of future undiscounted cash flows for these properties to determine whether the Company will be able to recover its investment. In making such estimates, management considers the conditions in the commercial real estate markets in which the properties are located, current and expected occupancy rates, current and expected rental rates, and expected changes in operating costs. As of December 31, 2001, there were no such impairments in value. Maintenance and repairs are charged to operations. Acquisitions, additions, and improvements are capitalized.

     Minority Interest. During 1998, KE acquired a suburban office park for a purchase price of $52.3 million. The transaction was structured as a contribution of the property to KVP in exchange for 999,710 limited partner units valued at $22.95 million. In connection with this transaction, KVP assumed $22.2 million of debt and received a contribution of $7.2 million from KE in exchange for general partner interests. The limited partner units are entitled to a cumulative preferred return, which approximates the average dividend rate on KE's shares. In addition, the limited partner units carry with them the right to redeem the units for common shares of KE on a one-unit-for-one-share basis or, at the option of KE, the units may be redeemed for cash. KE has reported KVP's assets, liabilities and operations in its consolidated financial statements. The limited partnership units and earnings thereon are reported as minority interests.

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

     Revenue Recognition. Rentals are generally recognized as revenue over the lives of leases according to provisions of the lease agreements. However, the straight-line basis, which averages annual minimum rents over the terms of leases, is used to recognize minimum rental revenues under leases which provide for material varying rents over their terms. For 2001, 2000 and 1999, the recognition of rental revenues on this basis for applicable leases increased rental revenues by $1,470,000, $1,897,000 and $1,764,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. Interest revenue is recognized on the accrual basis for interest-earning investments.

     Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). A corporate REIT is a legal entity that holds real estate, and through distributions to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain. Although KRSI is consolidated with the Company for financial reporting purposes, this entity is subject to Federal income tax and files separate Federal and state income tax returns.

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

     Earnings Per Common Share. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. Following is a reconciliation of number of shares (in thousands) used in the computation of basic and diluted earnings per share.


                                                                  2001        2000        1999
                                                               --------    --------     -------
         Weighted average number of common
            shares outstanding - Basic                           26,517      26,730      26,689
         Effect of dilutive securities:
             Stock options                                           93         232         330
                                                                 ------      ------      ------
         Adjusted common shares - Diluted                        26,610      26,962      27,019
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

     Statements of Cash Flows. During 1999, the Company contributed 15,603 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $268,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1998. In addition, the Company issued 19,695 shares of common stock as payment for certain 1998 bonuses for senior management. These shares had a value of approximately $285,000 based on the closing price of the Company's common stock on the American Stock Exchange on February 18, 1999. During 2000, the Company contributed 15,557 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $262,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1999. The Company's common stock is currently traded on the New York Stock Exchange. During 2001, the Company received 86,779 shares of its common stock as settlement of $1,364,000 of notes receivable from former employees ($1,010,000 of which were Notes Receivable from Stock Sales). Pursuant to the Merger, the Company acquired the net assets of Koger Realty in exchange for its preferred stock in Koger Realty. The net assets of Koger Realty acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000. During December 2001, the Company acquired 5,733,772 shares of its common stock in conjunction with the sale of properties to AP-Knight, LP (see Footnote 2. Transactions with Related Parties).

     For 2001, 2000 and 1999, total interest payments (net of amounts capitalized) were $25,600,000, $27,307,000 and $21,353,000, respectively, for the Company. Interest capitalized during 2001, 2000 and 1999 totaled $207,000, $1,059,000 and $3,343,000, respectively. For 2001, 2000 and 1999, payments for income taxes totaled $252,000, $155,000 and $455,000, respectively.

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

     New Accounting Standards. During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets on the books at December 31, 2001 will be affected when the Company adopts the Statement effective January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

2.    TRANSACTIONS WITH RELATED PARTIES.

     Three directors were elected to the Company's Board of Directors under the terms of an agreement dated October 10, 1996 between the Company and an affiliate of Apollo Real Estate Investment Fund II, L.P. ("Apollo") pursuant to which Apollo purchased three million shares of common stock from the Company for $43.5 million ($14.50 per share). Such agreement granted to Apollo registration rights and a conditional exemption from certain of the Company's takeover defenses for a period of three years, which period ended on October 10, 1999. During December 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land to AP-Knight, LP ("AP-Knight"), an affiliate of Apollo, for approximately $206.7 million cash ($199.6 million net of selling costs) and Apollo's 5.73 million shares of the Company's common stock. In addition to the above consideration, the Company received a membership interest in an Apollo subsidiary. This interest will provide the Company with a 20 percent participation in the net cash flow from the disposed assets after Apollo has received a 15 percent internal rate of return on its equity investment. The transaction was negotiated by a Special Committee of the Board of Directors composed of directors who had no affiliation with Apollo. The Company initiated a marketing period through its financial advisor during which unrelated bidders were asked to submit competing offers to purchase these properties. Prior to the closing of the sale, the Company did not receive any attractive alternative offers for these properties. In connection with this transaction, Morgan Stanley & Co. Incorporated acted as financial advisor and provided an opinion to the Special Committee of the Board of Directors which opinion stated that the consideration received from the transaction was fair from a financial point of view to the Company.

     During February 2001, Koger Realty Services, Inc., a Delaware corporation ("Koger Realty"), was merged into a wholly owned taxable subsidiary of KE. Prior to the Merger, KE owned all of the preferred stock of Koger Realty, which represented in excess of 95 percent (by value) of the economic benefits of Koger Realty. This preferred stock was nonvoting stock and not convertible into common stock while held by KE. All of the outstanding common stock of Koger Realty had been acquired by officers and employees of Koger Realty, some of whom were also officers of KE. Pursuant to the Merger, Koger Realty repurchased all outstanding common stock at the formula price set forth in its Articles of Incorporation. In connection with the Merger, Messrs. Hughes, Teagle, and Stephens were paid $20,555, $15,416 and $10,277, respectively, to redeem their shares of common stock of Koger Realty in which they had a basis of $19,840, $14,880 and $9,920, respectively.

     During 2000, the Company reached an agreement with Crocker Realty Trust ("CRT") to provide asset management services for the portfolio of CRT, which currently contains 4.6 million rentable square feet. Mr. Crocker is the Chairman of the Board and Chief Executive Officer of CRT and owns 2.8 percent of the outstanding CRT shares. Mr. Onisko is the Treasurer and Chief Financial Officer of CRT and owns 0.2 percent of the outstanding CRT shares. In addition, Apollo is a principal shareholder of CRT owning 49 percent of the outstanding CRT shares. The Company is paid a fee for these services based upon the value of CRT's assets. This agreement is terminable by either party upon 90 days written notice. The terms of this agreement were approved by a committee of the Company's Board of Directors whose members were not affiliated with CRT. The Company earned fees of $452,000 and $296,000 under this agreement during 2001 and 2000, respectively.

     In conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board of Directors granted to Mr. Crocker the right to purchase up to 500,000 Shares and to Mr. Onisko, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased from the Company at the same time and for the same price as the Company purchases Shares. In addition, the Company will loan up to 75% of the purchase price for these Shares to Mr. Crocker and to Mr. Onisko. These loans will be collateralized by the Shares purchased. The loan amount cannot exceed 75% of the collateral value at any point in time. These loans will bear interest at 150 basis points over the applicable LIBOR rate. Approximately $836,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. Through December 31, 2001, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan. All of these Shares were acquired during 2000.

     During 2000, the Company's Board approved a program to lend up to $2.5 million to executive officers and department heads for the purpose of exercising options. The loans have a term of 60 months and bear interest at 150 basis points over the applicable LIBOR rate. There were no loans outstanding at year-end under this program. Through December 31, 2001, options have been exercised to acquire 185,027 Shares under this program.

3.    MORTGAGES AND LOANS PAYABLE.

     The Company has $235 million of non-recourse loans ($219.8 million of which was outstanding on December 31, 2001) with Northwestern Mutual Life Insurance Company ("Northwestern") which are secured by nine office parks and one freestanding building. These loans are divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent, (iii) a tranche in the amount of $14.7 million which matures on January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of 7.1 percent. Monthly payments on this loan include principal amortization based on a 25-year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $371.8 million at December 31, 2001.

     The Company has a $125 million secured revolving credit facility (none of which was outstanding on December 31, 2001) provided by Fleet National Bank, Wells Fargo Bank, N.A. and Compass Bank. Based on the Company's election, the interest rate on this revolving credit facility will be either (i) the lender's LIBOR rate plus either 165,190 or 215 basis points (depending on the Company's leverage ratio) or (ii) the lender's prime rate plus either 40, 65 or 90 basis points (depending on the Company's leverage ratio). Interest payments will be due monthly on this credit facility which has a term of three years. This credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends, and is collateralized by properties with a carrying value of approximately $98.4 million at December 31, 2001. This credit facility matures in December 2004.

     The Company assumed other non-recourse loans with outstanding balances of $30.7 million ($28.9 million of which was outstanding on December 31, 2001) in conjunction with certain property acquisitions. The contractual interest rates on these loans range from 7.88 percent to 8.2 percent. Amortization with respect to this indebtedness is based on equal monthly installments based on 25-year amortization periods. These three loans mature in 2002, 2006 and 2021. This indebtedness is collateralized by properties with a carrying value of approximately $59.4 million at December 31, 2001.

     The Company is in compliance with all of the above referenced debt covenants as of December 31, 2001.

     The annual maturities of mortgages and loans payable, as of December 31, 2001, are summarized as follows:

                             Year Ending                         Amount
                            December 31,                     (In thousands)
                            ------------                     --------------
                            2002                               $  12,702
                            2003                                   5,200
                            2004                                   5,629
                            2005                                   6,110
                            2006                                  23,704
                            Subsequent Years                     195,338
                                                                --------
                               Total                            $248,683
                                                                ========

4.    LEASES.

     The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 2001, approximately 97 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

     The Company's leases are operating leases and expire at various dates through 2020. Minimum future rental revenues from leases in effect at December 31, 2001, determined without regard to renewal options, are summarized as follows:

                            Year Ending                           Amount
                            December 31,                      (In  thousands)
                            ------------                      ---------------
                            2002                              $   95,691
                            2003                                  77,455
                            2004                                  59,162
                            2005                                  46,404
                            2006                                  35,531
                            Subsequent Years                      93,771
                                                                  ------
                                Total                           $408,014
                                                                ========

     The above minimum future rental revenue does not include contingent rentals that may be received under provisions of the lease agreements. Of the total rental revenues recorded by the Company, contingent rentals amounted to $10,510,000, $10,415,000 and $9,638,000 for the years 2001, 2000, and 1999, respectively.

     At December 31, 2001, annualized rental revenues totaled approximately $16,262,000 (15.7 percent) and $14,016,000 (13.5 percent), respectively, for the
United States of America and the State of Florida, when all of their departments and agencies which lease space in the Company's buildings were combined.

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

     Information Concerning Options Granted. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 2001, 2000 and 1999 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                    2001                    2000                 1999
                                                              ----------------       ----------------       ---------------

            Net income - As reported                                   $73,223,000       $27,153,000       $36,586,000
                         - Pro forma                                   $71,722,000       $24,938,000       $35,208,000
            Diluted earnings per share -  As reported                        $2.75             $1.01             $1.35
                                       -  Pro forma                          $2.70             $0.92             $1.30


     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                                                              2001         2000            1999
                                                                           ----------- ------------    ---------------
         1993 Plan, 1996 Plan, 1998 Plan and Other
              Dividend yield                                                       -            8.00%          -
              Expected volatility                                                  -           28.02%          -
              Risk-free interest rates                                             -            6.62%          -
              Expected lives (months)                                              -             82            -



     A summary of the status of fixed stock option grants as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                                   2001                         2000                           1999
                                         -----------------------    ---------------------------       -----------------------
                                                        Weighted                       Weighted                      Weighted
                                                         Average                       Average                       Average
                                                        Exercise                       Exercise                      Exercise
                                         Options          Price        Options         Price          Options        Price
                                        ----------    ----------      ------------    -------------     ---------    --------

Outstanding - beginning of year           2,883,834       $17.28       2,257,293       $15.97        2,514,721       $15.68
  Granted                                         -           -        1,746,000        16.57                -           -
  Exercised                                (103,981)       13.21        (824,707)       11.40         (174,571)       10.74
  Expired                                        -            -                -            -                -           -
  Forfeited                                (262,576)       17.94        (294,752)       19.52          (82,857)       18.17
                                         ----------                   ----------                    ----------
Outstanding - end of year                 2,517,277       $17.37       2,883,834       $17.28        2,257,293       $15.97
                                          =========       ======       =========       ======        =========       ======

     The weighted average fair value of options granted during 2000 was $3.15. There were no options granted during 2001 and 1999.

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                    Exercise                 Options                     Options              Weighted Average
                     Price                 Outstanding                 Exercisable            Remaining Life
                    --------               -----------                 -----------            ----------------
                                                                                                 (Months)

                  $  7.5000                   15,200                      15,200                   38
                     7.6250                   40,533                      40,533                   27
                    11.5000                   73,350                      73,350                   42
                    15.3750                  132,400                     132,400                   59
                    15.8750                   44,500                       8,900                   98
                    16.0625                1,000,000                     333,333                   98
                    17.5625                  600,000                     199,998                  102
                    19.1250                    5,000                       4,000                   68
                    19.8125                   74,294                      74,294                   67
                    20.0000                  102,000                      61,200                   80
                    21.2500                   25,000                      25,000                   77
                    21.8750                  280,000                     280,000                   74
                    22.8125                  125,000                     125,000                   74
                                           ---------                   ---------
                                           2,517,277                   1,373,208                   88
                                           =========                   =========                   ==


     Remaining non-exercisable options as of December 31, 2001 become exercisable as follows:

                                                                       Number
                                                Year                 of Options
                                                ----                 ----------
                                                2002                  563,634
                                                2003                  562,635
                                                2004                    8,900
                                                2005                    8,900
                                                                    ---------
                                                                    1,144,069
                                                                    =========

     Shareholder Rights Plan. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one common stock purchase right (the "Rights") for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 2001), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a 50 percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for Apollo and its affiliates. See Note 2 for further discussion of this amendment. Pursuant to an amendment to the Common Stock Rights Agreement dated as of August 17, 2000, the Rights have been extended ten years, through September 30, 2010.

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

     The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totaled approximately $37,300, $50,500 and $54,700 for 2001, 2000 and 1999,
respectively. Through December 31, 2001, 157,152 Shares have been issued under the SIP.

7.    EMPLOYEE BENEFIT PLANS.

     The Company has a 401(k) plan (the "401(k) Plan") which permits contributions by employees. For 1999, the Company's Board of Directors approved a Company contribution to the 401(k) Plan in the form of the Company's Shares (15,557 Shares which had a value of approximately $262,000 on December 31, 1999). The contribution for 1999 was made during February 2000. For 2000 and 2001, the Company's Board of Directors approved cash contributions to the 401(k) Plan which totaled $182,000 and $167,000, respectively.

     The Company has a supplemental executive retirement plan (the "SERP"), an unfunded defined benefit plan. The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company's 401(k) Plan. The benefits are based on years of service and the employee's average base salary during the last three calendar years of employment. The SERP was curtailed during 2000 when as part of the corporate reorganization 12 of the 13 active participants terminated employment with the Company. SERP benefits were settled, via single cash payments, for 9 of these 12 individuals. Currently, there are four retired participants (all receiving monthly benefits) and one active participant in the SERP. Net periodic pension cost for the SERP for 2001, 2000 and 1999 was as follows (in thousands):

                                                                            2001             2000            1999
                                                                           -----          -------           -----

          Service cost                                                    $   13          $    47           $   182
          Interest cost                                                      279              433               481
          Amortization of unrecognized prior service cost                     76              257               418
          Amortization of unrecognized net loss                                -                4                39
                                                                          ------         --------         ---------
          Net periodic benefit cost                                          368              741             1,120
          Curtailment - unrecognized prior service
             cost acceleration                                                 -            2,512                 -
          Curtailment gain                                                     -             (586)                -
          Termination benefit cost                                             -            1,128                 -
                                                                          ------         --------         ---------
             Total Cost                                                     $368           $3,795            $1,120
                                                                            ====           ======            ======


     Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

                                                                            2001             2000              1999
                                                                            ----             ----              ----
           Discount rate                                                    6.5%             7.5%              7.5%
           Rate of increase in salary levels                                5.0%             5.0%              5.0%


     The following table provides a reconciliation of benefit obligations, the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 2001 and 2000 (in thousands):


                                                                                       2001              2000
                                                                                      -----             ------

       Change in benefit obligation
         Benefit obligation at beginning of year (KE and KRSI for 2001)                $4,061           $6,981
         Service cost                                                                      13               47
         Interest cost                                                                    279              433
         Amendments                                                                         0                0
         Actuarial (gain)/loss                                                            407           (1,503)
         Benefits paid                                                                   (614)          (3,317)
         Termination benefit cost                                                           0            1,129
                                                                                     --------          -------
         Benefit obligation at end of year                                              4,146            3,770
                                                                                     --------          -------

       Change in plan assets
         Fair value of plan assets at beginning of year                                     0                0
         Expected return on plan assets                                                     0                0
         Employer contribution                                                            614            3,317
         Benefits paid                                                                   (614)          (3,317)
                                                                                     --------          -------
         Fair value of plan assets at end of year                                           0                0
                                                                                     --------          -------

       Funded status                                                                   (4,146)          (3,770)
       Unrecognized prior service cost                                                    657              616
       Unrecognized actuarial loss                                                        407                0
                                                                                    ---------      -----------
       Net amount recognized                                                          $(3,082)         $(3,154)
                                                                                      =======          =======

       Amounts recognized in the statement of financial
         position consist of:
           Accrued benefit liability                                                  $(3,082)         $(3,154)
           Additional minimum liability                                                  (577)            (470)
           Intangible asset                                                               577              470
                                                                                    ---------        ---------
       Net amount recognized                                                          $(3,082)         $(3,154)
                                                                                      =======          =======


8.    DIVIDENDS.

     During 2001, 2000 and 1999, the Company paid a total of $1.40, $1.40 and $1.30 per share of regular dividends, respectively. In addition on January 15, 2002, the Company paid a capital gain distribution in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001. For tax purposes, this special dividend will be treated as if it was paid in 2001. For income tax purposes, the components of the dividends paid during 2001 are as follows:




                                                                                   Unrecaptured          Qualified
                                                                                   Section 1250          Five Year
           Payment Date            Ordinary Income         Return of Capital        Gain (25%)              Gain
        ---------------------      ---------------         -----------------       --------------        -----------

        February 1, 2001                $0.350                     -                      -                   -
        May 3, 2001                      0.350                     -                      -                   -
        August 2, 2001                   0.350                     -                      -                   -
        November 1, 2001                 0.350                     -                      -                   -
        January 15, 2002                 0.002                     -                  $1.603              $0.135
                                      --------                   -----                ------              ------
                                        $1.402                     -                  $1.603              $0.135
                                      ========                   =====                ======              ======


     The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 90 percent of the Company's REIT taxable income as required by the Federal income tax laws. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. During November 2001, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on February 7, 2002, to shareholders of record on December 31, 2001.

9.       FEDERAL INCOME TAXES.

     The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. As a REIT, the Company is required to distribute to shareholders at least 90 percent of REIT taxable income. For the three years in the period ended December 31, 2001, the Company has paid out dividends in amounts at least equal to its REIT taxable income. For the year ended December 31, 2001, the Company's taxable income prior to the dividends paid deduction was approximately $37,573,000 (which equals the Company's 2001 dividends paid deduction). The Company's taxable income prior to the dividends paid deduction for the years ended December 31, 2000 and 1999 was approximately $26,393,000 and $34,661,000, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards. At December 31, 2001, the net book basis of the Company's assets and liabilities exceeded the net tax basis of assets and liabilities in the amount of approximately $33.4 million.

     The following table reconciles the Company's net income to REIT taxable income (which excludes non-REIT operations) for the year ended December 31, 2001 (in thousands):




                                                                                       2001
                                                                                       Estimate       2000         1999
                                                                                     ---------      ---------     --------
      Net Income                                                                       $73,223        $27,153      $36,586
      Less:  Net income of taxable REIT Subsidiary                                        (651)             0            0
                                                                                     ---------      ---------     --------
      Net income from REIT operations                                                   72,572         27,153       36,586
      Add:  Book depreciation and amortization                                          35,954         35,133       32,314
      Less:  Tax depreciation and amortization                                         (27,314)       (28,537)     (27,484)
      Book/tax difference on gains from capital transactions                            (2,416)        (1,503)      (2,676)
      Other book/tax differences, net                                                   (2,178)        (5,853)      (1,540)
                                                                                     ---------      ---------     --------
      Taxable income before adjustments                                                 76,618         26,393       37,200
      Less:  Capital gains distributions                                               (36,728)             0            0
                                                                                     ---------      ---------     --------
      Taxable ordinary income before adjustments                                        39,890         26,393       37,200
      Less:  Net operating loss carryforward                                            (2,317)             0       (2,539)
                                                                                     ---------      ---------     --------
      Adjusted taxable income subject to 90 percent dividend requirement               $37,573        $26,393      $34,661
                                                                                       =======        =======      =======


     The Company utilized approximately $2,539,000 of net operating loss carryforwards to reduce REIT taxable income for 1999. The Company's net operating loss carryforward available to offset REIT taxable income for 2001 is approximately $2,414,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. For 2000 and 1999, the Company incurred alternative minimum taxes of approximately $0 and $508,000, respectively, and recorded a provision for alternative minimum taxes of approximately $340,000 for 2001. KRSI is subject to Federal, state and local income taxes. During 2001, KRSI recorded a provision for Federal income tax of $323,000.

10.      COMMITMENTS AND CONTINGENCIES.

     At December 31, 2001, the Company had no material commitments for the construction of buildings or for improvements to existing buildings.

     Certain stock option agreements, which granted options to purchase 1.6 million shares of the Company's common stock, contain provisions providing for amounts to be placed in escrow equal to any extraordinary dividend or other extraordinary distribution paid to the Company's shareholders as if the 1.6 million options had been exercised immediately prior to the declaration of such distribution. The Company paid a special distribution of $1.74 per share on January 15, 2002. If the closing price of the Company's common stock equals or exceeds $14.3225 on at least 60 days during the period from September 1, 2002 to December 31, 2002, then $1.74 million will be accrued as compensation expense in 2002 related to one million options.

11.   SUBSEQUENT EVENTS (UNAUDITED).

     During January 2002, the Company acquired the 999,710 limited partnership units in KVP for approximately $16.5 million. On January 31, 2002, the Company acquired a 31-story office building, containing approximately 806,000 rentable square feet, located in Atlanta's Central Perimeter submarket for $125 million. This purchase was funded with cash and by drawing $80 million under the Company's secured revolving credit facility.

12.   INTERIM FINANCIAL INFORMATION (UNAUDITED).

     Selected quarterly information for the two years in the period ended December 31, 2001 is presented below (in thousands except per share amounts):



                                               Total                                                       Diluted
                                               Rental             Total                     Net            Earnings
        Quarters Ended                         Revenues           Revenues                 Income          Per Share
        --------------                         --------           --------                 ------          ----------

        March 31, 2000 (1)                     $41,406            $41,802                 $ 5,355         $  .20
        June 30, 2000 (2)                       42,131             42,796                   5,840            .22
        September 30, 2000 (3)                  40,750             41,774                   9,346            .35
        December 31, 2000 (4)                   40,446             41,502                   6,612            .25
        March 31, 2001                          41,591             43,013                   8,625            .32
        June 30, 2001                           41,628             43,185                   8,713            .32
        September 30, 2001                      42,243             43,471                   8,006            .30
        December 31, 2001 (5)                   40,161             40,891                  47,879           1.86

       (1) The results for the quarter ended March 31, 2000 were affected by certain non-recurring charges, which totaled $3,510.

       (2) The results for the quarter ended June 30, 2000 were affected by corporate reorganization costs, which totaled $7,180, and by a gain on the sale or disposition of assets, which totaled $4,404.

       (3) The results for the quarter ended September 30, 2000 were affected by a gain on the sale or disposition of assets, which totaled $2,033.

       (4) The results for the quarter ended December 31, 2000 were affected by corporate reorganization costs, which totaled $2,095.

       (5) The results for the quarter ended December 31, 2001 were affected by a gain on the sale of assets, which totaled $39,189.

                                                                     SCHEDULE II


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (In Thousands)



                                                                           Additions
                                                                     -----------------------
                                                      Balance at     Charged to     Charged to                      Balance at
                                                     beginning of    costs and       other                           end of
Description                                            period        expenses       accounts        Deductions       period
----------------------------------------             ------------    ----------     ----------      ----------      ----------
2001
Allowance for uncollectible accounts                   $    584       $  1,448       $      0        $   918(a)     $ 1,114
                                                       ========       ========       ========        =======         ======
Valuation allowance - land held for sale               $     74       $      0       $      0        $     0        $    74
                                                       =========      ========       ========        =======        =======

2000
Allowance for uncollectible accounts                   $    440       $    721       $      0        $   577(a)     $   584
                                                       ========       ========       ========        =======        =======
Valuation allowance - land held for sale               $    279       $      0       $      0        $   205(b)     $    74
                                                       ========       ========       ========        =======        =======

1999
Allowance for uncollectible accounts                   $    436       $    349       $      0        $   345(a)     $   440
                                                       ========       ========       ========        =======        =======
Valuation allowance - land held for sale               $    279       $      0       $      0        $     0        $   279
                                                       ========       ========       ========        =======        =======


(a) Receivable balances which were determined to be uncollectible and written-off in the applicable year.

(b)  Land parcel was sold for which valuation allowance had been recorded.

                                                                    Schedule III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                 (in thousands)


                                           COSTS CAPITALIZED
                                              SUBSEQUENT
                                            TO ACQUISITION
                           INITIAL COST     -------------      TOTAL COST
                           ---------------         CARRY- ----------------------     (d)        (a)
                                    BLDGS & IMPROVE- ING         BLDGS &  (b)(c)    ACCUM       MORT-       DATE         DEPRECIABLE
CENTER/LOCATION             LAND    IMPROV.  MENTS COSTS  LAND   IMPROV.  TOTAL     DEPR.       GAGES       ACQUIRED     LIFE
---------------           --------  ------- ------ ------ ----   -------  -------   -------   ----------    --------      --------
OPERATING REAL ESTATE:
 ATLANTA CHAMBLEE         $14,667 $ 68,712 $17,457  $0  $14,667  $86,169 $100,836  $ 26,554  $      0       1988 - 2000  3 - 40 YRS.
 ATLANTA GWINNETT           3,100   21,392   2,952   0    3,100   24,344   27,444     2,729      10,693     1993 - 2000  3 - 39 YRS.
 ATLANTA PERIMETER          2,785   18,407     984   0    2,785   19,391   22,176     2,410       7,201        1997      3 - 39 YRS.
 CHARLOTTE UNIVERSITY       3,132   20,007     (5)   0    3,132   20,002   23,134     1,112           0        1999      3 - 39 YRS.
 CHARLOTTE VANGUARD         5,136   48,019   2,475   0    5,136   50,494   55,630     4,495      21,012(e)     1998      3 - 40 YRS.
 JACKSONVILLE BAYMEADOWS   10,514   39,250   3,012   0   10,514   42,262   52,776     8,064      33,733     1993 - 1998  3 - 40 YRS.
 JACKSONVILLE JTB           5,554   35,151   3,131   0    5,554   38,282   43,836     2,910      17,414     1997 - 2001  3 - 39 YRS.
 MEMPHIS GERMANTOWN         8,472   38,559   6,274   0    8,472   44,833   53,305    11,540      24,269     1988 - 2000  3 - 40 YRS.
 ORLANDO CENTRAL            8,092   29,825  11,855   0    8,092   41,680   49,772    16,384      26,335     1988 - 1993  3 - 40 YRS.
 ORLANDO LAKE MARY          5,506   35,523      26   0    5,506   35,549   41,055     1,980      12,778        1999      3 - 39 YRS.
 ORLANDO UNIVERSITY         5,780   27,063   4,721   0    5,780   31,784   37,564     5,752      20,657     1990 - 2001  3 - 40 YRS.
 RICHMOND PARAGON           1,422   15,144   1,480   0    1,422   16,624   18,046     2,114       7,903        1998      3 - 39 YRS.
 ST. PETERSBURG             7,135   36,020   9,975   0    7,135   45,995   53,130    13,539      27,779     1988 - 2000  3 - 40 YRS.
 TALLAHASSEE               10,624   59,536  11,152   0   10,624   70,688   81,312    22,755      38,909     1988 - 1997  3 - 40 YRS.
                         -------------------------  -- ----------------- -------- ---------  ----------
  SUBTOTALS                91,919  492,608  75,489   0   91,919  568,097  660,016   122,338     248,683
 FURNITURE & EQUIPMENT          0    3,082       0   0        0    3,082    3,082     1,661           0                  3 - 15 YRS.
 IMPROVEMENTS IN PROGRESS       0        0     188   0        0      188      188         0           0
                            -----   ------   -----  --    -----   ------   ------    ------      ------
 TOTAL OPERATING
  REAL ESTATE              91,919  495,690  75,677   0   91,919  571,367  663,286   123,999      248,683
                           -----   ------   ------  --    -----   -------  -------   -------     --------

UNIMPROVED LAND:
 ATLANTA GWINNETT           3,744        0       0   0    3,744        0    3,744         0           0        1993
 BIRMINGHAM COLONNADE       4,886        0       0   0    4,886        0    4,886         0           0        1998
 CHARLOTTE CARMEL             991        0       0   0      991        0      991         0           0        1993
 CHARLOTTE VANGUARD         1,516        0       0   0    1,516        0    1,516         0           0        1998
 COLUMBIA SPRING VALLEY        76        0       0   0       76        0       76         0           0        1993
 GREENSBORO WENDOVER          680        0       0   0      680        0      680         0           0        1993
 GREENVILLE PARK CENTRAL      438        0       0   0      438        0      438         0           0        1997
 ORLANDO CENTRAL              817        0       0   0      817        0      817         0           0        1989
 ST. PETERSBURG               707        0       0   0      707        0      707         0           0        1993
                         ------------------------- ----------------------------------------------------
  TOTAL UNIMPROVED LAND    13,855        0       0   0   13,855        0   13,855         0           0
                         ------- ----------------- --- ------------------------------------------------
                  TOTAL  $105,774 $495,690 $75,677  $0 $105,774 $571,367 $677,141  $123,999    $248,683
                         ======== ========  ======= == ======== ======== ========  ========   =========


                                                                    Schedule III
                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                 (in thousands)


(a) At December 31, 2001, the outstanding balance of mortgages payable was $248,683. In addition, the Company has a secured revolving credit facility with variable interest rates which is collaterialized by mortgages on a pool of buildings. At December 31, 2001, the outstanding balance of the secured revolving credit facility was $0.


(b) Aggregate cost basis for Federal income tax purposes was $679,278 at December 31, 2001.

(c) Reconciliation of total real estate carrying value for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                                  2001              2000              1999
                                                                                ----------        ----------       ----------

            Balance at beginning of year                                          $974,906          $994,919         $935,598
               Acquisitions and construction                                         2,701            16,599          120,564
               Improvements                                                         16,073            19,812           25,075
               Sale of unimproved land                                                (120)           (1,027)            (628)
               Sale or disposition of operating real estate                       (316,419)          (55,397)         (85,690)
                                                                                ----------        ----------       ----------
            Balance at close of year                                              $677,141          $974,906         $994,919
                                                                                  ========          ========         ========


(d) Reconciliation of accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                                   2001             2000              1999
                                                                                ----------        ----------       ----------

           Balance at beginning of year                                           $155,817          $137,452         $129,682
               Depreciation expense:
                 Operating real estate                                              32,261            31,720           28,800
                 Furniture and equipment                                               496               432              376
               Sale or disposition of operating real estate                        (64,575)          (13,787)         (21,406)
                                                                                ----------        ----------       ----------
            Balance at close of year                                              $123,999          $155,817         $137,452
                                                                                  ========          ========         ========

(e)  Includes $19,468 of fixed rate debt and $1,544 of variable rate debt.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "2002 Proxy Statement") and is incorporated herein by reference.

     The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

Victor A. Hughes, Jr. .............. Chairman of the Board
Thomas J. Crocker................... Chief Executive Officer and Director
Robert E. Onisko.................... Chief Financial Officer
Christopher L. Becker............... Senior Vice President
Thomas C. Brockwell................. Senior Vice President
Drew P. Cunningham.................. Senior Vice President
James L. Stephens................... Vice President and Chief Accounting Officer

     Mr. Hughes, age 66, was elected Chairman of the Board on June 21, 1996. He also served as Chief Executive Officer from June 21, 1996 to February 29, 2000. He held the position of Chief Financial Officer of the Company from March 31, 1991 to April 1, 1998, and the position of President from August 22, 1995 to November 14, 1997.

     Mr. Crocker, age 48, became Chief Executive Officer of the Company on March 1, 2000, and was elected to the Board of Directors of the Company on February 17, 2000. He previously held the position of Chief Executive Officer of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to February 29, 2000, and Chief Executive Officer of Crocker & Associate, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Crocker served as Chairman and Chief Executive Officer of Crocker Realty Trust, Inc., a public real estate investment trust, from July 1, 1995 to June 30, 1996.

     Mr. Onisko, age 54, became Chief Financial Officer of the Company on March 1, 2000. He previously held the position of Secretary and Treasurer of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to February 29, 2000. From July 1996 to November 1997, Mr. Onisko served as Secretary and Treasurer of Crocker & Associates, L.P., a private real estate limited partnership. He was Executive Vice President, Chief Financial Officer and Secretary of Crocker Realty Trust, Inc., a public real estate investment trust, from July 1, 1995 to June 30, 1996.

     Mr. Becker, age 45, has been Senior Vice President of the Company since June 19, 2000, and previously held the position of Senior Vice President of Crocker Realty Trust, Inc., a private real estate investment trust from November 1997 to June 2000. Prior to that he was Senior Vice President of Crocker & Associates, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Becker served as Senior Vice President of Crocker Realty Trust, Inc., a public real estate investment trust from July 1, 1995 to June 30, 1996.

     Mr. Brockwell, age 38, has been Senior Vice President of the Company since June 19, 2000. He previously held the position of Vice President of Crocker Realty Trust, Inc. for the five years prior to employment with the Company.

     Mr. Cunningham, age 38, has been Senior Vice President of the Company since June 19, 2000, and previously held the position of Senior Vice President of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to June 2000. Prior to that he was Senior Vice President of Crocker & Associates, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Cunningham served as Senior Vice President of Crocker Realty Trust, Inc., a public real estate investment trust from July 1, 1995 to June 30, 1996.

     Mr. Stephens, age 44, has been Vice President of the Company since May 7, 1996, and was the Treasurer of the Company from March 31, 1991 to May 7, 1996. He has served as Chief Accounting Officer of the Company since March 31, 1991.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, the Company's executive officers and directors complied with all Section 16(a) filing requirements.

Item 11.   EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the section headed "Compensation of Executive Officers" in the 2002 Proxy Statement (except for information contained under the headings "Report on Executive Compensation for 2001 by the Compensation Committee" and "Shareholder Return Performance Presentation").

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Information About Koger Equity Common Stock Ownership" of the 2002 Proxy Statement. The beneficial ownership of common stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 2002 Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 2002 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report.

   (2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 43 through 45 in this Form.

(b)         Reports on Form 8-K:
            On November 9, 2001, the Company filed a Form 8-K (dated November 7,
            2001) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly and nine months results for the period ended September 30, 2001, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated November 7, 2001, and related Supplemental Information, dated September 30, 2001.

            On December 19, 2001, the Company filed a Form 8-K (dated December 17, 2001) reporting under Item 9, Regulation FD Disclosure, the announcement that its Board of Directors had declared a capital gain distribution and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated December 17, 2001.

            On December 20, 2001, the Company filed a Form 8-K (dated December 12, 2001) reporting under Item 2, Acquisition or Disposition of Assets, the sale of select non-core assets and providing under Item 7, Financial Statements and Exhibits, unaudited pro forma financial statements for the disposition.

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

4(a) Common Stock Certificate of Koger Equity, Inc. Incorporated by reference to Exhibit 4(a) of the Form 10-Q filed by the Registrant for the quarter ended June 30, 2001 (File No. 1-9997).

Exhibit
Number      Description
-------     --------------------------------------------------------------------
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

4(b)(1)(H)  Seventh Amendment to the Rights Agreement between Koger Equity, Inc.
            and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent. Incorporated by reference to Exhibit 4(j) to an Amendment on Form 8-A/A, dated December 21, 2001 (File No. 1-9997).

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

Exhibit
Number      Description
-------     --------------------------------------------------------------------
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

10(b)       Reserved.

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

Exhibit
Number      Description
-------     --------------------------------------------------------------------
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

Exhibit
Number      Description
-------     --------------------------------------------------------------------
10(g)       Reserved.

10(h)(1)(A) Loan Application, dated July 29, 1996, by Koger Equity, Inc. to The
            Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(j)(1) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

10(h)(1)(B) Master Loan Agreement, made as of December 6, 2001, between Koger
            Equity, Inc. and The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(a) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

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

10(h)(2)(F) Third Amendment to Tranche A Promissory Note, dated December 6,
            2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(b) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(2)(G) Second Amendment to Tranche B Promissory Note, dated December 6,
            2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(c) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(2)(H) First Amendment to Tranche C Promissory Note, dated December 6,
            2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(d) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(2)(I) First Amendment to Tranche D Promissory Note, dated December 6,
            2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(e) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

Exhibit
Number      Description
-------     --------------------------------------------------------------------
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

10(h)(3)(B) Master Lien Instrument from Koger Equity, Inc. to The Northwestern
            Mutual Life Insurance Company, dated September 2, 1999, for Duval, Leon, Orange and Pinellas Counties, Florida, Greenville County, South Carolina, Shelby County, Tennessee, and Bexar, El Paso and Travis Counties, Texas. Incorporated by reference to Exhibit 10(j)(8) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).

10(h)(3)(C) Leasehold Deed of Trust and Security Agreement, dated September 2,
            1999, between Koger Equity, Inc., and John S. Shoaf, Jr. ("Trustee"), and The Northwestern Mutual Life Insurance Company for Shelby County, Tennessee. Incorporated by reference to Exhibit 10(j)(9) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).

10(h)(3)(D) IDB Deed of Trust and Security Agreement, dated September 2, 1999, between the Industrial Development Board of the City of Memphis and County of Shelby, Koger Equity, Inc., and Trustee and The Northwestern Mutual Life Insurance Company for Shelby County, Tennessee. Incorporated by reference to Exhibit 10(j)(10) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).

10(h)(3)(E) Consolidation, Amendment and Restatement of Mortgage and Security
            Agreement and Spreader Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Orange County, Florida. Incorporated by reference to
            Exhibit 10(h) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(F) Consolidation, Amendment and Restatement of Mortgage and Security
            Agreement and Spreader Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Pinellas County, Florida. Incorporated by reference to
            Exhibit 10(i) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(G) Consolidation, Amendment and Restatement of Mortgage and Security
            Agreement and Spreader Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Duval County, Florida. Incorporated by reference to
            Exhibit 10(j) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(H) Consolidation, Amendment and Restatement of Mortgage and Security
            Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Leon County, Florida. Incorporated by reference to Exhibit 10(k) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(I) Consolidation, Amendment and Restatement of Deed of Trust and
            Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and Robert J. Pinstein ("Trustee"), and The Northwestern Mutual Life Insurance Company, for Shelby County, Tennessee. Incorporated by reference to Exhibit 10(l) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(J) Amendment and Restatement of IDB Deed of Trust and Security
            Agreement, dated December 6, 2001, between The Industrial Development Board of the City of Memphis and County of Shelby, Koger Equity, Inc. and Robert J. Pinstein and The Northwestern Mutual Life Insurance Company, for Shelby County, Tennessee. Incorporated by reference to Exhibit 10(m) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

Exhibit
Number      Description
-------     --------------------------------------------------------------------
10(h)(3)(K) Amendment and Restatement of Leasehold Deed of Trust and Security
            Agreement, dated December 6, 2001, between Koger Equity, Inc. and
            Robert J. Pinstein, and The Northwestern Mutual Life Insurance
            Company, for Shelby County, Tennessee. Incorporated by reference to
            Exhibit 10(n) on Form 8-K, dated December 6, 2001, filed by the
            Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(L) Mortgage and Security Agreement, dated December 6, 2001, between
            Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Seminole County, Florida. Incorporated by reference to
            Exhibit 10(o) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(M) Deed to Secure Debt and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for DeKalb County, Georgia. Incorporated by reference to Exhibit 10(p) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(3)(N) Deed to Secure Debt and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Gwinnett County, Georgia. Incorporated by reference to Exhibit 10 (q) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

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

10(h)(4)(C) First Amendment to Environmental Indemnity Agreement, dated December
            6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(f) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(4)(D) Third Amendment to Environmental Indemnity Agreement, dated December
            6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(g) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

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

10(h)(5)(C) Certification of Borrower, dated December 3, 2001, from Koger
            Equity, Inc. to The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(aa) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(A) Absolute Assignment of Leases and Rents from Koger Equity, Inc. to
            The Northwestern Mutual Life Insurance Company, dated December 16, 1996, for Duval, Leon, Orange and Pinellas Counties, Florida, Greenville County, South Carolina, Shelby County, Tennessee, and Bexar, El Paso and Travis Counties, Texas. Incorporated by reference to Exhibit 10(j)(3)(B) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).

Exhibit
Number      Description
-------     --------------------------------------------------------------------
10(h)(6)(B) Absolute Assignment of Leases and Rents from Koger Equity, Inc. to
            The Northwestern Mutual Life Insurance Company, dated September 2,
            1999, for Duval, Leon, Orange and Pinellas Counties, Florida,
            Greenville County, South Carolina, Shelby County, Tennessee, and
            Bexar, El Paso and Travis Counties, Texas. Incorporated by reference to Exhibit 10(j)(11) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).

10(h)(6)(C) Consolidation and Amendment of Absolute Assignment of Leases and
            Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Orange County, Florida. Incorporated by reference to Exhibit 10(r) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(D) Consolidation and Amendment of Absolute Assignment of Leases and
            Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Pinellas County, Florida. Incorporated by reference to Exhibit 10(s) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(E) Consolidation and Amendment of Absolute Assignment of Leases and
            Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Duval County, Florida. Incorporated by reference to Exhibit 10(t) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(F) Consolidation and Amendment of Absolute Assignment of Leases and
            Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Leon County, Florida. Incorporated by reference to Exhibit 10(u) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(G) Consolidation and Amendment of Absolute Assignment of Leases and
            Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Shelby County, Tennessee. Incorporated by reference to Exhibit 10(v) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(H) Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Seminole County, Florida. Incorporated by reference to Exhibit 10(w) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(I) Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for DeKalb County, Georgia. Incorporated by reference to Exhibit 10(x) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)(6)(J) Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Gwinnett County, Georgia. Incorporated by reference to Exhibit 10(y) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(h)7 Side Letter Regarding Land Use Opinion, dated December 6, 2001, from Koger Equity, Inc. to The Northwestern Mutual Life Insurance Company. Incorporated by reference to Exhibit 10(z) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).

10(i)(1) The Revolving Credit Loan Agreement dated as of December 28, 2001 among Koger Equity, Inc. and Fleet National Bank, as Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, and The Lenders Party Hereto. Incorporated by reference to Exhibit 10(a)(1) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(2)(A) The Revolving Credit Note dated January 8, 2002 issued by Koger
            Equity, Inc. to Fleet National Bank in the principal amount of up to $55,000,000. Incorporated by reference to Exhibit 10(a)(2)(A) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

Exhibit
Number      Description
-------     --------------------------------------------------------------------
10(i)(2)(B) The Revolving Credit Note dated December 28, 2001 issued by Koger
            Equity, Inc. to Wells Fargo Bank, National Association, in the principal amount of up to $40,000,000. Incorporated by reference to
            Exhibit 10(a)(2)(B) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(2)(C) The Revolving Credit Note dated December 28, 2001 issued by Koger
            Equity, Inc. to Compass Bank, an Alabama banking corporation, in the principal amount of up to $20,000,000. Incorporated by reference to
            Exhibit 10(a)(2)(C) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(2)(D) The Revolving Credit Note dated January 8, 2002 issued by Koger
            Equity, Inc. to Comerica Bank in the principal amount of up to $10,000,000. Incorporated by reference to Exhibit 10(a)(2)(D) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(2)(E) The Swingline Note dated December 28, 2001 issued by Koger Equity,
            Inc. to Fleet National Bank in the principal amount of up to $2,500,000. Incorporated by reference to Exhibit 10(a)(2)(E) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(3)(A) The Deed to Secure Debt and Security Agreement dated as of December
            28, 2001 relating to that portion of the Collateral located in the State of Georgia granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(a)(3)(A) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(3)(B) The Deed of Trust and Security Agreement dated as of December 28,
            2001 relating to that portion of the Collateral located in the State of North Carolina granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(a)(3)(B) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(3)(C) The Mortgage and Security Agreement dated as of December 28, 2001 relating to that portion of the Collateral located in the State of Florida granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(a)(3)(C) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(4)(A) The Assignment of Leases and Rents dated as of December 28, 2001 relating to that portion of the Collateral located in the State of Georgia granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(a)(4)(A) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(4)(B) The Assignment of Leases and Rents dated as of December 28, 2001 relating to that portion of the Collateral located in the State of North Carolina granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(a)(4)(B) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(4)(C) The Assignment of Leases and Rents dated as of December 28, 2001 relating to that portion of the Collateral located in the State of Florida granted by Koger Equity, Inc. to, and in favor of, the Lenders. Incorporated by reference to Exhibit 10(a)(4)(C) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(5)(A) The Indemnity Agreement Regarding Hazardous Materials, dated as of
            December 28, 2001, relating to that portion of the Collateral located in the State of Georgia. Incorporated by reference to
            Exhibit 10(a)(5)(A) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(i)(5)(B) The Indemnity Agreement Regarding Hazardous Materials, dated as of
            December 28, 2001, relating to that portion of the Collateral located in the State of North Carolina. Incorporated by reference to
            Exhibit 10(a)(5)(B) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

Exhibit
Number      Description
-------     --------------------------------------------------------------------
10(i)(5)(C) The Indemnity Agreement Regarding Hazardous Materials, dated as of
            December 28, 2001, relating to that portion of the Collateral located in the State of Florida. Incorporated by reference to
            Exhibit 10(a)(5)(C) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).

10(j) Management Agreement, dated June 16, 2000, between Koger Equity, Inc. and Crocker Realty Trust, L.P., a Delaware limited partnership. Incorporated by reference to Exhibit 10(j) of Form 10-K filed by the Registrant for the period ended December 31, 2000 (File No. 1-9997).

10(k) Purchase and Sale Agreement by and among Koger Equity, Inc., as Seller, and AREIF II Realty Trust, Inc., a Maryland corporation, as Buyer, dated as of August 23, 2001. Incorporated by reference to
            Exhibit 10 on Form 8-K, dated August 23, 2001, filed by the Registrant on August 27, 2001 (File No. 1-9997).

10(l)(1) Amended and Restated Agreement of Limited Partnership of Koger-Vanguard Partners, L.P., dated as of October 22, 1998, between Koger Equity, Inc. as General Partner and certain persons as Limited Partners of Koger-Vanguard Partners, L.P. Incorporated by reference to Exhibit 12 on Form 8-K, dated October 22, 1998, filed by the Registrant on December 31, 1998 (File No. 1-9997).

10(l)(2) Agreement Regarding Purchase and Transfer of Partnership Interest dated as of January 4, 2002 between Koger Equity, Inc. and 77 Center Investors Limited Partnership and 77 Center Investors II Limited Partnership. Incorporated by reference to Exhibit 10(a) on Form 8-K, dated January 4, 2002, filed by the Registrant on March 15, 2002 (File No. 1-9997).

10(l)(3) Assignment and Transfer of Partnership, dated as of January 7, 2002 between 77 Center Investors Limited Partnership and 77 Center Investors II Limited Partnership and Koger Equity, Inc. and Koger Realty Services, Inc. Incorporated by reference to Exhibit 10(b) on Form 8-K, dated January 4, 2002, filed by the Registrant on March 15, 2002 (File No. 1-9997).

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

                               KOGER EQUITY, INC.

By: /S/ Victor A. Hughes, Jr.
        ----------------------
        Victor A. Hughes, Jr.
        Chairman of the Board
Date:    March 21, 2002

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                   Signature                                        Title                            Date
          /s/ Victor A. Hughes, Jr.                          Chairman of the Board                March 21, 2002
-------------------------------------------------
           (VICTOR A. HUGHES, JR.)

          /s/ Thomas J. Crocker                              Chief Executive Officer              March 21, 2002
-------------------------------------------------                 and Director
           (THOMAS J. CROCKER)

          /s/ Robert E. Onisko                               Chief Financial Officer              March 21, 2002
-------------------------------------------------
           (ROBERT E. ONISKO)

          /s/ James L. Stephens                              Vice President and Chief             March 21, 2002
-------------------------------------------------              Accounting Officer
           (JAMES L. STEPHENS)
          /s/ D. Pike Aloian                                        Director                      March 21, 2002
-------------------------------------------------
           (D. PIKE ALOIAN)

          /s/ Benjamin C. Bishop                                    Director                      March 21, 2002
-------------------------------------------------
           (BENJAMIN C. BISHOP)

          /s/ David B. Hiley                                         Director                     March 21, 2002
-------------------------------------------------
           (DAVID B. HILEY)

          /s/ John R. S. Jacobsson                                  Director                      March 21, 2002
-------------------------------------------------
           (JOHN R. S. JACOBSSON)

          /s/ George F. Staudter                                    Director                      March 21, 2002
-------------------------------------------------
           (GEORGE F. STAUDTER)

          /s/ James C. Teagle                                       Director                      March 21, 2002
-------------------------------------------------
           (JAMES C. TEAGLE)

                                                                      EXHIBIT 11



                                                      EARNINGS PER SHARE COMPUTATIONS
                                                    (In Thousands Except Per Share Data)

                                                               2001             2000              1999
                                                           -----------       ----------        ----------
     EARNINGS PER COMMON AND DILUTIVE
       POTENTIAL COMMON SHARE:
       Net Income                                              $73,223          $27,153          $36,586
                                                               =======          =======          =======
       Shares:
       Weighted average number of common
          shares outstanding - Basic                            26,517           26,730           26,689
       Effect of dilutive securities (a):
          Stock options                                             93              232              330
                                                             ---------        ---------        ----------
        Adjusted common shares - Diluted                        26,610           26,962           27,019
                                                             =========          =======         ========

       EARNINGS PER SHARE - DILUTED                          $    2.75        $    1.01        $    1.35
                                                             =========        =========        =========



(a) Shares issuable were derived using the "Treasury Stock Method" for all dilutive potential shares.

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT



                                                                                              State of
                                                                                            Incorporation
Name of Subsidiaries*                                                                      or Organization
---------------------                                                                      ---------------
Koger Real Estate Services, Inc.                                                             Florida

Southeast Properties Holding Corporation, Inc.                                               Florida

Koger Realty Services, Inc.                                                                  Florida

Koger-Vanguard Partners, L.P.                                                                Delaware

Koger Ravinia, LLC                                                                           Delaware




*   These subsidiaries are wholly owned by Koger Equity, Inc.

                                                                      EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-55179 of Koger Equity, Inc. on Form S-3, Registration Statement No. 33-54617 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-20975 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-23429 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-37919 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-33388 of Koger Equity, Inc. on Form S-8 and Registration Statement No. 333-38712 of Koger Equity, Inc. on Form S-8 of our report dated February 22, 2002, appearing in this Annual Report on Form 10-K of Koger Equity, Inc. for the year ended December 31, 2001.



DELOITTE & TOUCHE LLP


West Palm Beach, Florida
March 21, 2002