Form 10-Q
period 2002-03-31
KOGER EQUITY INC
filed 2002-05-14
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2002 or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

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

             Class                                 Outstanding at April 30, 2002
    Common Stock, $.01 par value                        21,238,019 shares

                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

         Independent Accountants' Report..............................     3

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets--
          March 31, 2002 and December 31, 2001.........................    4

         Condensed Consolidated Statements of Operations
          for the Three Months Ended
          March 31, 2002 and 2001......................................    5

         Condensed Consolidated Statement of Changes in
          Shareholders' Equity for the Three Months
          Ended March 31, 2002 ........................................    6

         Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2002 and 2001...........    7

         Notes to Condensed Consolidated Financial
          Statements for the Three Months
          Ended March 31, 2002 and 2001................................    8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   14

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings............................................   15

 Item 5.  Other Information............................................   15

 Item 6.  Exhibits and Reports on Form 8-K.............................   17

 Signatures............................................................   18

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Boca Raton, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001, the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2002 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
April 26, 2002


                                                   KOGER EQUITY, INC. AND SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited - See Independent Accountants' Report)
                                                     (In thousands, except share data)

                                                                                        March 31,              December 31,
                                                                                          2002                    2001
                                                                                        ---------             -------------
ASSETS
Real Estate Investments:
 Operating properties:
      Land                                                                          $     110,084             $      91,919
      Buildings                                                                           670,895                   568,285
      Furniture and equipment                                                               2,933                     3,082
      Accumulated depreciation                                                           (129,617)                 (123,999)
                                                                                    -------------             -------------
           Operating properties, net                                                      654,295                   539,287
   Undeveloped land held for investment                                                    13,779                    13,779
   Undeveloped land held for sale, net of allowance                                            76                        76
Cash and cash equivalents                                                                  16,461                   113,370
Accounts receivable, net of allowance for
   uncollectible accounts of $1,099 and $1,114                                             10,441                    11,574
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $683 and $683                                           595                       595
Other assets                                                                               11,722                    11,904
                                                                                    -------------             -------------
      TOTAL ASSETS                                                                  $     707,369             $     690,585
                                                                                    =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                      $     327,415             $     248,683
   Accounts payable                                                                         2,046                     4,962
   Accrued real estate taxes payable                                                        3,273                     1,007
   Other accrued liabilities                                                                8,607                     9,206
   Dividends payable                                                                        7,433                    44,159
   Advance rents and security deposits                                                      4,876                     5,103
                                                                                    -------------             -------------
      Total Liabilities                                                                   353,650                   313,120
                                                                                    -------------             -------------

Minority interest                                                                              --                    22,923
                                                                                    -------------             -------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares
     authorized; no shares issued                                                              --                        --
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 29,766,412 and 29,663,362 shares
     issued; 21,235,908 and 21,128,905 shares outstanding                                     298                       297
   Capital in excess of par value                                                         471,205                   469,779
   Notes receivable from stock sales                                                       (5,066)                   (5,066)
   Retained earnings                                                                       18,898                    21,180
   Treasury stock, at cost                                                               (131,616)                 (131,648)
                                                                                    --------------            -------------
      Total Shareholders' Equity                                                          353,719                   354,542
                                                                                    -------------             -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $     707,369             $     690,585
                                                                                    =============             =============

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

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                             ------------------------------
                                                                                             2002                      2001
                                                                                             ----                      ----
REVENUES
    Rental and other rental services                                                 $     30,595              $     41,591
    Management fees                                                                           788                     1,094
    Interest                                                                                  145                       247
    Other                                                                                       3                        81
                                                                                     ------------              ------------
        Total revenues                                                                     31,531                    43,013
                                                                                     ------------              ------------

EXPENSES
    Property operations                                                                    10,459                    15,392
    Depreciation and amortization                                                           6,522                     8,721
    Mortgage and loan interest, including amortization
       of deferred loan costs of $289 and $226                                              5,795                     6,862
    General and administrative                                                              2,510                     2,039
    Direct cost of management fees                                                          1,011                       915
    Other                                                                                      32                        52
                                                                                     ------------              ------------
        Total expenses                                                                     26,329                    33,981
                                                                                     ------------              ------------

INCOME BEFORE GAIN (LOSS) ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST                                                5,202                     9,032
Gain (loss) on sale or disposition of assets                                                    1                        (3)
                                                                                     ------------             -------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                            5,203                     9,029
Income taxes                                                                                   32                        40
                                                                                     ------------              ------------
INCOME BEFORE MINORITY INTEREST                                                             5,171                     8,989
Minority interest                                                                              20                       364
                                                                                     ------------              ------------
NET INCOME                                                                           $      5,151              $      8,625
                                                                                     ============              ============
EARNINGS PER  SHARE:
    Basic                                                                            $       0.24              $       0.32
                                                                                     ============              ============
    Diluted                                                                          $       0.24              $       0.32
                                                                                     ============              ============

WEIGHTED AVERAGE SHARES:
    Basic                                                                                  21,159                    26,825
                                                                                     ============              ============
    Diluted                                                                                21,350                    26,883
                                                                                     ============              ============

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

                                                                           Notes
                                     Common Stock        Capital in     Receivable                                  Total
                                   Shares        Par      Excess of     from Stock     Retained      Treasury    Shareholders'
                                   Issued      Value      Par Value        Sales       Earnings       Stock         Equity
                                   ------      -----      ---------     -----------    --------      ----------     ------
Balance, December 31, 2001          29,663      $297       $469,779      $(5,066)       $21,180      $(131,648)    $354,542
Common stock sold                                                34                                          32          66
Options exercised                      103         1          1,392                                                   1,393
Dividends declared                                                                       (7,433)                     (7,433)
Net Income                                                                                5,151                       5,151
                                   -------     ------     ----------    --------       --------      ----------   ----------
Balance, March 31, 2002             29,766       $298       $471,205     $(5,066)       $18,898       $(131,616)   $353,719
                                   =======     ======     ==========   =========       ========     ===========   ==========

See notes to unaudited condensed consolidated financial statements.


                                                     KOGER EQUITY, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited - See Independent Accountants' Report)
                                                                 (In thousands)


                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                              --------------------------
                                                                                              2002                  2001
                                                                                              ----                  ----
OPERATING ACTIVITIES
   Net income                                                                           $    5,151           $     8,625
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                          6,522                 8,721
      Amortization of deferred loan costs                                                      289                   226
      Income from Koger Realty Services, Inc.                                                   --                   (81)
      Provision for uncollectible accounts                                                      84                   423
      Minority interest                                                                         20                   364
      (Gain) loss on sale or disposition of assets                                              (1)                    3
      Changes in assets and liabilities:
        (Increase) decrease in receivables and other assets                                    611                  (528)
        Decrease in accounts payable, accrued liabilities
           and other liabilities                                                            (1,476)               (2,398)
                                                                                        -----------          ------------
        Net cash provided by operating activities                                           11,200                15,355
                                                                                        ----------           -----------
INVESTING ACTIVITIES
   Property acquisitions                                                                  (125,346)                   --
   Building construction expenditures                                                           --                (1,492)
   Tenant improvements to first generation space                                              (178)               (1,645)
   Tenant improvements to existing properties                                                 (906)               (1,506)
   Building improvements                                                                      (965)                 (676)
   Deferred tenant costs                                                                      (113)                 (371)
   (Additions to) disposals of furniture and equipment                                         149                   (24)
   Cash acquired in purchase of assets from KRSI                                                --                 2,535
   Purchase of limited partner interests in Koger-Vanguard Partnership, L.P.               (16,465)                   --
   Proceeds from sale of assets                                                                  1                     3
                                                                                        ----------           -----------
        Net cash used in investing activities                                             (143,823)               (3,176)
                                                                                        -----------          ------------
FINANCING ACTIVITIES
   Collection of notes receivable from stock sales                                              --                   172
   Proceeds from exercise of stock options                                                   1,393                   166
   Proceeds from sales of common stock                                                          66                    84
   Proceeds from mortgages and loans                                                        80,000                12,500
   Dividends paid                                                                          (44,159)               (9,390)
   Distributions paid to limited partners                                                     (398)                 (312)
   Principal payments on mortgages and loans payable                                        (1,268)              (11,680)
   Financing costs                                                                              80                    --
                                                                                        ----------           -----------
        Net cash provided by (used in) financing activities                                 35,714                (8,460)
                                                                                        ----------           -----------
Net increase (decrease) in cash and cash equivalents                                       (96,909)                3,719
Cash and cash equivalents - beginning of period                                            113,370                 1,615
                                                                                        ----------           -----------
Cash and cash equivalents - end of period                                               $   16,461           $     5,334
                                                                                        ==========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized                  $    5,203           $     6,690
                                                                                        ==========           ===========
   Cash paid during the period for income taxes                                         $      426           $        --
                                                                                        ==========           ===========

See notes to unaudited condensed consolidated financial statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2002 AND 2001
                (Unaudited - See Independent Accountants' Report)

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

During January 2002, the Company acquired all of the limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, (the "Partnership") for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock. The Company previously consolidated the Partnership with an associated minority interest. The acquisition of this minority interest was recorded using the purchase method of accounting. As a result, the excess of the fair value of the acquired net assets over the purchase price (approximately $6.2 million) was recorded as a reduction in the bases of the acquired fixed assets.

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-K Annual Report for the year ended December 31, 2001. The accompanying balance sheet at December 31, 2001, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to current year presentation. Results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. The Company's adoption of SFAS No. 141 has not had a material impact on its condensed consolidated financial statements.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. The Company's adoption of SFAS No. 142 has not had a material impact on its condensed consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revision to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. The Company's adoption of SFAS No. 144 has not had a material impact on its condensed consolidated financial statements, but will require future sales of commercial real estate properties to be presented as discontinued operations.

     2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. KE is a self-administered and self-managed real estate investment trust (a "REIT") and its common stock is listed on the New York Stock Exchange under the ticker symbol "KE." As of March 31, 2002, KE owned and managed 121 office buildings located primarily in 12 suburban office parks in eight cities in the Southeastern United States of America.

In addition to managing its own properties, the Company provides property management services to AP-Knight LP, an affiliate of Apollo Real Estate Advisors, LP, and asset management services to Crocker Realty Trust, both related parties. As of March 31, 2002, the Company managed 75 office buildings and one retail property for AP-Knight LP.

     3. FEDERAL INCOME TAXES. KE is qualified and has elected tax treatment as a REIT under the Internal Revenue Code. A corporate REIT is a legal entity that holds real estate, and through distributions to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, in addition to certain other requirements, KE must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that KE pays dividends equal to 100 percent of REIT taxable income, the earnings of KE are taxed at the shareholder level. KE has a net operating loss carryforward of approximately $95,000, which may be used to reduce REIT taxable income. However, the use of net operating loss carryforwards is limited for alternative minimum tax purposes.

Although KRSI is consolidated with KE for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns. KRSI has recorded a provision of $32,000 for federal income tax for the quarter ended March 31, 2002.


        4. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows.

During January 2002, the Company acquired all of the limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired a 31-story office building, containing approximately 805,000 rentable square feet for $125.0 million and other transaction costs. This property is located in Atlanta, Georgia. The purchase of the property was funded with cash and by an $80 million draw from the Company's secured revolving credit facility. As of March 31, 2002, approximately 57% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years.

During the three months ended March 31, 2001, the Company received 54,018 shares of its common stock as settlement of $836,000 of notes receivables from former employees. Pursuant to the Merger, the Company acquired the net assets of KRSI in exchange for its preferred stock in KRSI. The net assets of KRSI acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000.

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

     6. MORTGAGES AND LOANS PAYABLE. At March 31, 2002, the Company had $327,415,000 of loans outstanding, which are collateralized by mortgages on certain operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

         Year Ending December 31,
             2002                                                $    11,434
             2003                                                      5,200
             2004                                                     85,629
             2005                                                      6,110
             2006                                                     23,704
             Subsequent Years                                        195,338
                                                                 -----------
                   Total                                         $   327,415
                                                                 ===========

     7. DIVIDENDS. The Company paid a quarterly dividend of $0.35 per share on February 7, 2002, to shareholders of record on December 31, 2001. During the quarter ended March 31, 2002, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on May 2, 2002 to shareholders of record on March 31, 2002. The Company currently expects that all dividends paid for 2002 will be treated as ordinary income to the recipient for income tax purposes.


     8. SEGMENT REPORTING. The Company operates in one business segment, real estate. The Company's primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. All of the Company's operations are located in the Southeastern United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

In December 2001, the Company sold ten properties comprising 75 suburban office buildings and one retail center to AP-Knight LP. The results of these properties are included in the operating results of the Company for the period ending March 31, 2001. As a result, certain of the Company's current operating results, as compared to the prior year, have been affected by the sale of these assets.

During January 2002, the Company acquired the 999,710 limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 805,972 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. As of March 31, 2002, approximately 57% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years. The results of the Koger-Vanguard Partners, L.P. and Three Ravinia Drive acquisitions have been included in the Company's operating results for the period ending March 31, 2002 from their respective acquisition dates.

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $30,595,000 for the quarter ended March 31, 2002, compared to $41,591,000 for the quarter ended March 31, 2001. This decrease resulted primarily from the sale of assets described above. The effect of this decrease was partially offset by an increase in rental revenues ($782,000) from two buildings constructed by the Company in 2001 and two months of revenues ($2,206,000) from the Three Ravinia Drive property. At March 31, 2002, the Company's buildings were on average 87 percent leased with an average rental rate of $16.82 per rentable square foot. Excluding Three Ravinia Drive, which was in its lease-up period at March 31, 2002, the remainder of the Company's buildings were on average 90 percent leased. At March 31, 2001, the Company's buildings were on average 89 percent leased with an average rental rate of $16.22 per rentable square foot.

Management fee revenues totaled $788,000 for the quarter ended March 31, 2002, compared to $1,094,000 for the quarter ended March 31, 2001. This decrease was due primarily to the loss of fees from one management agreement that was terminated in 2001. This loss of fees was partially offset by fees received from AP-Knight LP under a property management agreement that began in December 2001.

Interest revenues decreased $102,000 for the quarter ended March 31, 2002, compared to the same period last year, primarily due to a decrease in interest earned from loans to certain current and former employees and lower effective interest rates on the Company's average invested cash balance.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                                    Percent of
                                                                Rental and Other
                Period                        Amount             Rental Services
       -----------------------------       --------------        ---------------
       March 31, 2002 - Quarter            $   10,459,000                  34.2%
       March 31, 2001 - Quarter            $   15,392,000                  37.0%

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense decreased $2,012,000 for the three months ended March 31, 2002, compared to the same period last year, due to the Company's disposition of 75 office buildings and one retail property in December 2001. Amortization expense decreased $187,000 for the three months ended March 31, 2002, compared to the same period last year, due primarily to a decline in the Company's expenditures for deferred tenant costs and the Company's adoption of SFAS No. 142 effective January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill.

For the three months ended March 31, 2002, interest expense decreased due to the Company's payment of approximately $90 million in revolving debt in December 2001. This decrease in interest expense was partially offset by the Company's $80 million draw on its secured revolving credit facility for the purchase of an office building in Atlanta, Georgia on January 31, 2002. At March 31, 2002 and 2001, the weighted average interest rate on the Company's outstanding debt was approximately 7.00 percent and 7.65 percent, respectively.

General and administrative expenses for the three months ended March 31, 2002 and 2001, totaled $2,510,000 and $2,039,000, respectively. During the quarter ended March 31, 2002, the Company incurred $435,000 of compensation expense related to special distributions that are probable of being paid under the terms of certain stock option agreements.

Direct costs of management contracts increased $96,000 for the three months ended March 31, 2002, compared to the same period last year, due to property management services provided to AP-Knight LP beginning in December 2001.

Net income totaled $5,151,000 for the quarter ended March 31, 2002, compared to net income of $8,625,000 for the corresponding period in 2001. This decrease resulted primarily from the sale of assets described above.

LIQUIDITY AND CAPITAL RESOURCES.

     Operating Activities-- During the three months ended March 31, 2002, the Company generated approximately $11.2 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of AP-Knight LP and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, at least 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2002.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At March 31, 2002, leases representing approximately 15.4 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2002. These scheduled expirations represent 241 leases for space in buildings located in 14 of the 15 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 2002, leases were renewed on approximately 77 percent of the Company's rentable square feet that were scheduled to expire during the three month period. For those leases which renewed during the three months ended March 31, 2002, the average rental rate per rentable square foot increased from $17.58 to $18.33. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2002 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

The Company has benefited from existing economic conditions and stable vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the Southeastern United States provides significant economic growth potential due to its diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company cannot predict whether such economic growth will continue and the Company is currently experiencing slower growth in the markets in which it owns buildings. Cash flow from operations could be reduced if a weakened economy resulted in lower occupancy rates and lower rental income for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 25.5 percent of the Company's leased space at March 31, 2002, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space.

Investing Activities-- During January 2002, the Company acquired all of the limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 804,756 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. The Company preliminarily allocated approximately $18.8 million and $106.5 million of the net purchase price to value of the acquired land and building, respectively. As of March 31, 2002, approximately 57% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years.

At March 31, 2002, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the three months ended March 31, 2002, the Company's expenditures for improvements to existing properties decreased $1,778,000 from the corresponding period of the prior year. This decrease was due to the reduction in expenditures for tenant improvements primarily caused by the sale of 75 office buildings and one retail property in 2001.

     Financing Activities-- The Company has a $125 million secured revolving credit facility ($80 million of which had been borrowed on March 31, 2002) provided by Fleet National Bank and other lenders. At March 31, 2002, the Company had one office building, containing approximately 805,000 rentable square feet, which was unencumbered. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $11.4 million during calendar year 2002.


The foregoing discussion contains forward-looking statements concerning 2002. The actual results of operations for 2002 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms, and other risk factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the `Safe Harbor' Provisions of the

Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company currently has a $125 million secured revolving credit facility with a variable interest rate. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of March 31, 2002, the Company had borrowed $80 million under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $800,000.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

     None.

Item 5.  Other Information

(a) The following table sets forth, with respect to each Koger Center or location at March 31, 2002, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.


                                                                                                                   Average
                                                                                                                   Annual
                                               Gross                   Rentable                                   Rent Per
                                               Square                   Square               Percent               Square
Koger Center/Location                           Feet                      Feet              Leased(1)              Foot (2)
---------------------                       ----------                ----------            --------              ---------
Atlanta Chamblee                             1,199,800                 1,116,425                91%                 $18.12
Atlanta Gwinnett                               274,400                   262,180                76%                  19.29
Atlanta Perimeter                              184,000                   176,503                93%                  20.79
Atlanta Three Ravinia (3)                      845,000(4)                804,756(4)             57%                  16.99
Charlotte University                           190,600                   182,852                96%                  18.08
Charlotte Vanguard                             548,200                   525,732                85%                  15.97
Jacksonville Baymeadows                        793,400                   749,790                98%                  14.70
Jacksonville JTB                               436,000                   416,773               100%                  13.03
Memphis Germantown                             562,600                   527,180                86%                  18.43
Orlando Central                                699,700                   616,905                97%                  15.75
Orlando Lake Mary                              318,000                   303,481                97%                  20.29
Orlando University                             405,200                   380,117                86%                  18.17
Richmond Paragon                               154,300                   145,008               100%                  18.20
St. Petersburg                                 715,500                   669,807                86%                  15.93
Tallahassee                                    960,300                   833,372                81%                  17.79
                                        --------------           ---------------
   Total                                     8,287,000                 7,710,881
                                           ===========              ============
Weighted Average - Total Company                                                                87%                 $16.82
                                                                                             ======                 ======
Weighted Average - Operational Buildings                                                        90%                 $16.81
                                                                                             ======                 ======
Weighted Average - Building in Lease-up                                                         57%                 $16.99
                                                                                             ======                 ======

(1) The percent leased rates have been calculated by dividing total rentable square feet leased in an office building by rentable square feet in such building.

(2)  Rental rates are computed by dividing (a) total annualized base rents
     (which excludes expense pass-through and reimbursements) for a Koger Center or location as of March 31, 2002 by (b) the rentable square feet applicable to such total annualized rents.

(3) Currently in a lease-up period. The Company considers an acquired building to be in a lease-up period until the earlier of 85% occupancy or 18 months.

(4) An engineering survey of the newly acquired property is ongoing. Square footage amounts represent the Company's best current estimates.

(b) The following schedule sets forth for all of the Company's buildings (i) the number of leases which will expire during the remainder of calendar year 2002, calendar years 2003 through 2010, and years subsequent to 2010,
     (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases,
     (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on March 31, 2002 and on the terms of leases in effect as of March 31, 2002, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 77 percent of the Company's rentable square feet which were scheduled to expire during the three months ended March 31, 2002.



                                             Percentage of        Average                               Percentage
                                             Total Square         Annual Rent          Total               of Total
             Number of       Number of       Feet Leased          per Square        Annualized            Annual Rents
              Leases        Square Feet      Represented by       Foot Under        Rents Under         Represented by
Period        Expiring       Expiring        Expiring Leases      Expiring Leases   Expiring Leases    Expiring Leases
------    ---------------   ------------     ---------------      ---------------   ---------------    ---------------
2002            241          1,004,157              15.1%            $17.21         $    17,284,478             15.4%
2003            224          1,407,817              21.1%             15.70              22,107,440             19.7%
2004            201            943,501              14.2%             16.77              15,821,609             14.1%
2005            109            622,961               9.3%             17.87              11,133,337              9.9%
2006             74            598,209               9.0%             18.04              10,789,725              9.6%
2007             27            611,355               9.2%             16.57              10,129,928              9.1%
2008             19            422,108               6.3%             18.20               7,684,318              6.9%
2009             21            459,243               6.9%             18.28               8,394,254              7.5%
2010              3            116,495               1.7%             17.19               2,002,539              1.8%
Other            10            478,360               7.2%             14.12               6,752,810              6.0%
            -------        -----------           --------                           ---------------          --------

Total           929          6,664,206             100.0%            $16.82            $112,100,438            100.0%
            =======        ===========           ========          ========         ===============          ========


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

                                                                                          Three Months
                                                                                          Ended March 31,
                                                                                       2002            2001
                                                                                   ----------------------------
 Net Income                                                                      $    5,151       $    8,625
 Depreciation - real estate                                                           6,042            8,045
 Amortization - deferred tenant costs                                                   364              509
 Amortization - goodwill                                                                 --               42
 Minority interest                                                                       20              364
 (Gain) loss on sale of furniture and equipment                                          (1)               3
                                                                                 -----------    ------------
     Funds from Operations                                                          $11,576          $17,588
                                                                                 ===========    ============

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

             Number          Description
             ------          ------------
                 11          Earnings Per Share Computations.
                 15          Letter re: Unaudited interim financial information.

  (b)    Reports on Form 8-K

On January 11, 2002, the Company filed a Form 8-K (dated January 8, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of a contract to purchase the Three Ravinia Drive property in Atlanta, Georgia, and announcing a new $125 million revolving credit facility, providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Releases, dated January 8, 2002, respectively.

On January 11, 2002, the Company filed a Form 8-K (dated January 4, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of the acquisition of limited partnership interests in Koger-Vanguard Partners, L.P., and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated January 4, 2002.

On February 11, 2002, the Company filed a Form 8-K (dated January 31, 2002) reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of the Three Ravinia Drive property in Atlanta, Georgia, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated January 8, 2002, incorporated by reference.

On February 12, 2002, the Company filed a Form 8-K (dated February 8, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of the tax treatment for the Company's 2001 dividends, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February 8, 2002.

On February 13, 2002, the Company filed a Form 8-K (dated February 12, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of the acquisition of the Three Ravinia Drive property in Atlanta, Georgia, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February 12, 2002.

On February 27, 2002, the Company filed a Form 8-K (dated February 21, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of its results for the fourth quarter and year ended December 31, 2001, and related supplemental information, dated December 31, 2001, and the announcement of a quarterly dividend, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Releases, dated February 21, 2002, respectively.

On February 28, 2002, the Company filed a Form 8-K (dated December 28, 2001) reporting under Item 5, Other Events, loan documents related to revolving credit facility with Fleet National Bank, and providing under Item 7, Financial Statements and Exhibits, exhibits relating to the revolving credit facility.

On March 15, 2002, the Company filed a Form 8-K (dated January 4, 2002) reporting under Item 5, Other Events, documents related to acquisition of limited partnership interests in Koger-Vanguard Partners, L.P., and providing under Item 7, Financial Statements and Exhibits, exhibits relating to the acquisition.

On March 21, 2002, the Company filed a Form 8-K (dated December 6, 2001) reporting under Item 5, Other Events, loan documents related to master loan agreement with The Northwestern Mutual Life Insurance Company, and providing under Item 7, Financial Statements and Exhibits, exhibits relating to the Northwestern Mutual Life Insurance Company loan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                          KOGER EQUITY, INC.
                                                          Registrant





Dated: May 14, 2002                                       /s/ Robert E. Onisko
                                                          ----------------------
                                                              Robert E. Onisko
                                                         Chief Financial Officer

                                                                      EXHIBIT 11



                                           EARNINGS PER SHARE COMPUTATIONS
                                         (In Thousands Except Per Share Data)



                                                                                          Three Months
                                                                                         Ended  March 31,
                                                                                       2002               2001
                                                                                    ----------         ---------
EARNINGS PER COMMON AND DILUTIVE
   POTENTIAL COMMON SHARE:
   Net Income                                                                       $    5,151        $    8,625
                                                                                    ==========        ==========

   Shares:
   Weighted average number of common
       shares outstanding - Basic                                                       21,159            26,825
                                                                                    ==========        ==========

EARNINGS PER SHARE - BASIC                                                          $     0.24        $     0.32
                                                                                    ==========        ==========

  Shares:
   Weighted average number of common
        shares outstanding - Basic                                                      21,159            26,825
   Effect of dilutive securities (a):
       Stock options                                                                       191                58
                                                                                    ----------        ----------
   Adjusted common shares - Diluted                                                     21,350            26,883
                                                                                    ==========        ==========

EARNINGS PER SHARE - DILUTED                                                        $     0.24        $     0.32
                                                                                    ==========        ==========

(a) Shares issuable were derived using the "Treasury Stock Method" for all dilutive potential shares.

                                                                      EXHIBIT 15



April 26, 2002


Koger Equity, Inc.
433 Plaza Real, Suite 335
Boca Raton, Florida  33432


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Koger Equity, Inc. and subsidiaries for the three months ended March 31, 2002 and 2001, as indicated in our report dated April 26, 2002; because we did not perform an audit, we expressed no opinion on such financial information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated by reference in Registration Statement No. 33-55179 of Koger Equity, Inc. on Form S-3, Registration Statement No. 33-54617 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-20975 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-23429 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-37919 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-33388 of Koger Equity, Inc. on Form S-8 and Registration Statement No. 333-38712 of Koger Equity, Inc. on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
West Palm Beach, Florida