Form 10-Q
period 2002-06-30
KOGER EQUITY INC
filed 2002-08-14
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--

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

                Class                              Outstanding at July 31, 2002
    Common Stock, $.01 par value                          21,291,334 shares


                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                                                              PAGE NO.

PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...............................................................         3

    Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets--
               June 30, 2002 and December 31, 2001........................................................         4

            Condensed Consolidated Statements of Operations
               for the Three and Six Months Ended
               June 30, 2002 and 2001.....................................................................         5

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Six Months
               Ended June 30, 2002 .......................................................................        6

            Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 2002 and 2001............................................         7

            Notes to Condensed Consolidated Financial
               Statements for the Three and Six Months
               Ended June 30, 2002 and 2001...............................................................         8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................................................        13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................        16

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................................        17

    Item 4.  Submission of Matters to a Vote of Security Holders..........................................        17

    Item 5.  Other Information............................................................................        18

    Item 6.  Exhibits and Reports on Form 8-K.............................................................        21

    Signatures and Certification..........................................................................        22

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Boca Raton, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
July 19, 2002


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                        (In thousands, except share data)
                                                                                           June 30,           December 31,
                                                                                             2002                 2001
                                                                                         -----------           ----------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                               $    98,253           $    91,919
     Buildings                                                                              685,975               568,285
     Furniture and equipment                                                                  2,987                 3,082
     Accumulated depreciation                                                              (136,010)             (123,999)
                                                                                        ------------          -----------
          Operating properties, net                                                         651,205               539,287
   Undeveloped land held for investment                                                      13,779                13,779
   Undeveloped land held for sale, net of allowance                                              76                    76
Cash and cash equivalents                                                                    14,564               113,370
Accounts receivable, net of allowance for
   uncollectible accounts of $1,284 and $1,114                                                9,802                11,574
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $683 and $683                                             595                   595
Other assets                                                                                 11,809                11,904
                                                                                        -----------           -----------
     TOTAL ASSETS                                                                       $   701,830           $   690,585
                                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                          $   321,217           $   248,683
   Accounts payable                                                                           1,837                 4,962
   Accrued real estate taxes payable                                                          6,358                 1,007
   Other accrued liabilities                                                                  8,903                 9,206
   Dividends payable                                                                          7,452                44,159
   Advance rents and security deposits                                                        4,656                 5,103
                                                                                        -----------           -----------
     Total Liabilities                                                                      350,423               313,120
                                                                                        -----------           -----------

Minority interest                                                                                --                22,923
Commitments and contingencies                                                                    --                    --
                                                                                        -----------           -----------

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares
     authorized; no shares issued                                                                --                    --
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 29,816,632 and 29,663,362 shares
     issued; 21,290,078 and 21,128,905 shares outstanding                                       298                   297
   Capital in excess of par value                                                           471,974               469,779
   Notes receivable from stock sales                                                         (5,066)               (5,066)
   Retained earnings                                                                         15,784                21,180
   Treasury stock, at cost; 8,526,554 and 8,534,457 shares                                 (131,583)             (131,648)
                                                                                        ------------          -----------
     Total Shareholders' Equity                                                             351,407               354,542
                                                                                        -----------           -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   701,830           $   690,585
                                                                                        ===========           ===========

See notes to unaudited condensed consolidated financial statements.


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)


                                                                    Three Months                      Six Months
                                                                    Ended June 30,                  Ended June 30,
                                                              ------------------------         ----------------------
                                                                2002            2001             2002          2001
                                                              ---------       --------         ---------     --------
REVENUES
   Rental and other rental services                           $  31,855       $ 41,628         $  62,450     $ 83,219
   Management fees                                                  963          1,362             1,751        2,456
   Interest                                                          87            195               232          442
   Other                                                             --             --                 2           81
                                                              ---------       --------         ---------     --------
       Total revenues                                            32,905         43,185            64,435       86,198
                                                              ---------       ---------        ---------     --------

EXPENSES
   Property operations                                           11,928         15,766            22,388       31,158
   Depreciation and amortization                                  6,731          8,816            13,252       17,537
   Mortgage and loan interest, including amortization
     of deferred loan costs of $299 and $227 for the three
     months and $588 and $453 for the six months                  6,029          6,654            11,823       13,516
   General and administrative                                     2,947          1,833             5,457        3,872
   Direct cost of management fees                                   822            945             1,833        1,860
   Other                                                             49             59                82          111
                                                              ---------       --------         ---------     --------
       Total expenses                                            28,506         34,073            54,835       68,054
                                                              ---------       --------         ---------     --------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST                      4,399          9,112             9,600       18,144
Gain on sale or disposition of assets                                --              3                 1           --
                                                              ---------       --------         ---------     --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                  4,399          9,115             9,601       18,144
Income taxes                                                         62            152                93          192
                                                              ---------       --------         ---------     --------
INCOME BEFORE MINORITY INTEREST                                   4,337          8,963             9,508       17,952
Minority interest                                                    --            250                20          614
                                                              ---------       --------         ---------     --------
NET INCOME                                                    $   4,337       $  8,713         $   9,488     $ 17,338
                                                              =========       ========         =========     ========

EARNINGS PER  SHARE:
   Basic                                                      $    0.20       $   0.33         $    0.45     $   0.65
                                                              =========       ========         =========     ========
   Diluted                                                    $    0.20       $   0.32         $    0.44     $   0.65
                                                              =========       ========         =========     ========

WEIGHTED AVERAGE SHARES:
   Basic                                                         21,255         26,807            21,241       26,816
                                                              =========       ========         =========     ========
   Diluted                                                       21,469         26,869            21,408       26,876
                                                              =========       ========         =========     ========

See Notes to Unaudited Condensed Consolidated Financial Statements.


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)


                             Common Stock                            Notes
                            --------------         Capital in     Receivable                                  Total
                            Shares      Par        Excess of      from Stock     Retained    Treasury      Shareholders'
                            Issued     Value       Par Value         Sales       Earnings      Stock           Equity
                            ------     -----       ---------      ----------     --------    ---------     -------------
Balance, December 31, 2001  29,663     $297        $469,779        $(5,066)       $21,180    $(131,648)       $354,542
Common stock sold                                        75                                         65             140
Options exercised              154        1           2,120                                                      2,121
Dividends declared                                                                (14,884)                     (14,884)
Net Income                                                                          9,488                        9,488
                            ------     ----        --------        --------       --------   ---------       ---------
Balance, June 30, 2002      29,817     $298        $471,974        $(5,066)       $15,784    $(131,583)       $351,407
                            ======     ====        ========        ========       ========   =========       =========

See notes to unaudited condensed consolidated financial statements.


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                                   Six Months
                                                                                               Ended June 30,
                                                                                             2002              2001
                                                                                         -----------        ----------
OPERATING ACTIVITIES
   Net income                                                                            $   9,488          $  17,338
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                          13,252             17,537
     Amortization of deferred loan costs                                                       588                453
     Income from Koger Realty Services, Inc.                                                    --                (81)
     Provision for uncollectible accounts                                                      384                949
     Minority interest                                                                          20                614
     Gain on sale or disposition of assets                                                      (1)                --
     Changes in assets and liabilities:
       Decrease (increase) in receivables and other assets                                   1,145               (580)
       Increase (decrease) in accounts payable, accrued liabilities
         and other liabilities                                                               1,636               (257)
                                                                                         ---------          ----------
       Net cash provided by operating activities                                            26,512             35,973
                                                                                         ---------          ---------
INVESTING ACTIVITIES
   Property acquisitions                                                                  (125,354)                --
   Building construction expenditures                                                           --             (2,158)
   Tenant improvements to first generation space                                            (1,059)            (2,739)
   Tenant improvements to existing properties                                               (1,976)            (3,231)
   Building improvements                                                                    (2,250)            (2,109)
   Deferred tenant costs                                                                    (1,035)            (1,221)
   Disposals of (additions to) furniture and equipment                                          95               (127)
   Cash acquired in purchase of assets from KRSI                                                --              2,535
   Purchase of limited partner interests in Koger-Vanguard Partnership, L.P.               (16,465)                --
   Proceeds from sale of assets                                                                  1                 15
                                                                                         ---------          ---------
       Net cash used in investing activities                                              (148,043)            (9,035)
                                                                                         ----------         ----------
FINANCING ACTIVITIES
   Collection of notes receivable from stock sales                                              --                174
   Proceeds from exercise of stock options                                                   2,121                370
   Proceeds from sales of common stock                                                         140                141
   Proceeds from mortgages and loans                                                        80,000             22,500
   Dividends paid                                                                          (51,592)           (18,770)
   Distributions paid to limited partners                                                     (398)              (628)
   Principal payments on mortgages and loans payable                                        (7,466)           (23,783)
   Financing costs                                                                             (80)               (20)
                                                                                         ----------         ----------
       Net cash provided by (used in) financing activities                                  22,725            (20,016)
                                                                                         ---------          ----------
Net (decrease) increase in cash and cash equivalents                                       (98,806)             6,922
Cash and cash equivalents - beginning of period                                            113,370              1,615
                                                                                         ---------          ---------
Cash and cash equivalents - end of period                                                $  14,564          $   8,537
                                                                                         =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized                   $  11,023          $  13,196
                                                                                         =========          =========
   Cash paid during the period for income taxes                                          $     426          $     193
                                                                                         =========          =========

See notes to unaudited condensed consolidated financial statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2002 AND 2001
                (Unaudited - See Independent Accountants' Report)

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

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, (the "Partnership") for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock. The Company previously consolidated the Partnership with an associated minority interest. The acquisition of this minority interest was recorded using the purchase method of accounting. As a result, the excess of the fair value of the acquired net assets over the purchase price (approximately $6.2 million) was recorded as a reduction in the bases of the acquired fixed assets.

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

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-K Annual Report for the year ended December 31, 2001. The accompanying balance sheet at December 31, 2001, has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to current year presentation. Results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 145 on its financial position and results of operations.

       2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. KE is a self-administered and self-managed real estate investment trust (a "REIT") and its common stock is listed on the New York Stock Exchange under the ticker symbol "KE." As of June 30, 2002, KE owned and managed 121 office buildings located primarily in 12 suburban office parks in eight cities in the Southeastern United States of America.

In addition to managing its own properties, the Company provides property management services to AP-Knight LP, an affiliate of Apollo Real Estate Advisors, LP, and asset management services to Crocker Realty Trust, both related parties. As of June 30, 2002, the Company managed 70 office buildings for AP-Knight LP.

         3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company's estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

The Company believes the following critical accounting policies affect the significant estimates and assumptions used in the preparation of its consolidated financial statements:

Investments in Real Estate. Rental property and improvements, including interest and other costs capitalized during construction, are included in real estate investments and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated as described below.

Depreciation. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives of three to 40 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on the Company's estimates. If the Company were to allocate acquisition costs inappropriately to buildings or to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense.

Impairment of Long-Lived Assets. The Company's long-lived assets include investments in real estate and goodwill. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the three and six months ended June 30, 2002, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges. Impairment of goodwill has historically been evaluated based on projected cash flows of underlying assets.

Rental Income. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, each month, a receivable is recorded from tenants for the average monthly amount that is expected to be collected over the remaining lease term. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. If the financial condition of the Company's tenants were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its tenants improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse its allowances.

       4. FEDERAL INCOME TAXES. KE is qualified and has elected tax treatment as a REIT under the Internal Revenue Code. A REIT is a taxable corporation that holds real estate, and through distributions to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, in addition to certain other requirements, KE must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that KE pays dividends equal to 100 percent of REIT taxable income, the taxable earnings of KE are taxed at the shareholder level. KE has a net operating loss carryforward of approximately $95,000, which may be used to reduce REIT taxable income. However, the use of net operating loss carryforwards is limited for alternative minimum tax purposes. During the first quarter of 2002, the Company made payments of approximately $385,000 for the Company's 2001 estimated alternative minimum tax liability.

Although KRSI is consolidated with KE for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns. KRSI has recorded provisions of $62,000 and $93,000, respectively, for federal income taxes for the three and six months ended June 30, 2002.

       5. STATEMENTS OF CASH FLOWS. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity date of less than three months and are deemed to be cash equivalents for purposes of the statements of cash flows.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired a 31-story office building, containing approximately 803,000 rentable square feet for $125.0 million and other transaction costs. This property is located in Atlanta, Georgia. The purchase of the property was funded with cash and by an $80 million draw from the Company's secured revolving credit facility. As of June 30, 2002, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years.

During the six months ended June 30, 2001, the Company received 54,018 shares of its common stock as settlement of $836,000 of notes receivables from former employees. Pursuant to the Merger (note 1), the Company acquired the net assets of KRSI in exchange for its preferred stock in KRSI. The net assets of KRSI acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000.

       6. EARNINGS PER COMMON SHARE. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares (options) had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. See
Exhibit 11 for weighted average number of shares of common stock outstanding, dilutive shares, and computations of basic and diluted earnings per share.

       7. MORTGAGES AND LOANS PAYABLE. At June 30, 2002, the Company had $321,217,000 of loans outstanding, which are collateralized by mortgages on the Company's operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

             Year Ending December 31,
                2002                                        $   10,236
                2003                                             5,200
                2004                                            80,629
                2005                                             6,110
                2006                                            23,704
                Subsequent Years                               195,338
                                                            ----------
                      Total                                 $  321,217
                                                            ==========

       8. DIVIDENDS. On January 15, 2002, the Company paid a special dividend of $1.74 per share to shareholders of record on December 28, 2001. The Company paid quarterly dividends of $0.35 per share on February 7, 2002 and May 2, 2002, to shareholders of record on December 31, 2001 and March 31, 2002, respectively. During the quarter ended June 30, 2002, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on August 1, 2002 to shareholders of record on June 30, 2002. The Company currently expects that all dividends paid for 2002 will be treated as ordinary income to the recipient for income tax purposes.

       9. SEGMENT REPORTING. The Company operates in one business segment, real estate. The Company's primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. All of the Company's operations are located in the Southeastern United States.

       10. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board of Directors granted to Thomas J. Crocker, the Company's Chief Executive Officer, the right to purchase up to 500,000 Shares and to Robert E. Onisko, the Company's Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased from the Company at the same time and for the same price as the Company purchases Shares. In addition, the Company will loan up to 75% of the purchase price for these Shares to Mr. Crocker and to Mr. Onisko. These loans will be collateralized by the Shares purchased. These loans will bear interest at 150 basis points over the applicable LIBOR rate. Approximately $836,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. Through June 30, 2002, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan. All of these Shares were acquired during 2000.

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

In December 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land to AP-Knight LP, a related party, for approximately $199,587,000, net of selling costs, and 5,733,772 shares of the Company's common stock (which were valued at approximately $96,327,000). These properties contained more than 3.9 million of rentable square feet and contributed rental revenues of approximately $28.4 million during the six months ended June 30, 2001. Rental revenues for the sold properties comprised approximately 34% of the Company's total rental revenues for the six months ended June 30, 2001. The results of these properties are included in the operating results of the Company for the periods ending June 30, 2001. As a result, certain of the Company's current operating results, as compared to the prior year, have been affected by the sale of these assets. On January 15, 2002, the Company distributed a portion of the proceeds above in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 803,160 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. As of June 30, 2002, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years. The results of the Koger-Vanguard Partners, L.P. and Three Ravinia Drive acquisitions have been included in the Company's operating results for the periods ending June 30, 2002 from their respective acquisition dates.

RESULTS OF OPERATIONS.

Rental and other rental services revenues totaled $31,855,000 for the quarter ended June 30, 2002, compared to $41,628,000 for the quarter ended June 30, 2001. Rental and other rental services revenues totaled $62,450,000 for the six months ended June 30, 2002, compared to $83,219,000 for the six months ended June 30, 2001. These decreases resulted primarily from the sale of assets described above. The effect of these decreases was partially offset by an increase in rental revenues ($1,605,000) from two buildings constructed by the Company in 2001 and five months of revenues ($5,511,000) from the Three Ravinia Drive property. At June 30, 2002, the Company's buildings were on average 87 percent leased with an average rental rate of $16.74 per rentable square foot. Excluding Three Ravinia Drive, which was in its lease-up period at June 30, 2002, the remainder of the Company's buildings were on average 90 percent leased. At June 30, 2001, the Company's buildings were on average 88 percent leased with an average rental rate of $16.36 per rentable square foot.

Management fee revenues totaled $963,000 for the quarter ended June 30, 2002, compared to $1,362,000 for the quarter ended June 30, 2001. Management fee revenues totaled $1,751,000 for the six months ended June 30, 2002, compared to $2,456,000 for the six months ended June 30, 2001. These decreases were due primarily to the loss of fees from one management agreement that was terminated in 2001. This loss of fees was partially offset by fees received from AP-Knight LP under a property management agreement that began in December 2001. The Company has been informed that AP-Knight LP intends to terminate this property management agreement effective January 1, 2003. For the six months ended June 30, 2002, management fees and leasing commissions from AP-Knight LP totaled approximately $1.4 million. The loss of such revenues would be partially offset by a corresponding reduction in the direct cost of management fees. In conjunction with the termination of the management agreement, the Company announced that John R.S. Jacobsson would resign as a director of the Company. Mr. Jacobsson is also a director of Apollo Real Estate Advisors, LP.

Interest revenues decreased $108,000 and $210,000 for the three and six months ended June 30, 2002, respectively, compared to the same periods last year. These decreases were due primarily to reductions in interest earned from loans to certain current and former employees and lower effective interest rates on the Company's average invested cash balances.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                                 Percent of
                                                              Rental and Other
               Period                     Amount              Rental Services
    --------------------------        --------------         ------------------
    June 30, 2002 - Quarter           $ 11,928,000                  37.4%
    June 30, 2001 - Quarter           $ 15,766,000                  37.9%
    June 30, 2002 - Six Months        $ 22,388,000                  35.8%
    June 30, 2001 - Six Months        $ 31,158,000                  37.4%

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense decreased $2,054,000 and $4,293,000, respectively, for the three and six months ended March 31, 2002, compared to the same periods last year. These decreases were due to the Company's disposition of 75 office buildings and one retail property in December 2001. Amortization expense decreased $258,000 and $445,000, respectively, for the three and six months ended June 30, 2002, compared to the same period last year. These decreases were due primarily to a decline in the Company's expenditures for deferred tenant costs and the Company's adoption of SFAS No. 142 effective January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill.

For the three months ended June 30, 2002, interest expense decreased to $6,029,000 from $6,654,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, interest expense decreased to $11,823,000 from $13,516,000 for the six months ended June 30, 2001. At June 30, 2002 and 2001, the weighted average interest rate on the Company's outstanding debt was approximately 7.04 percent and 7.33 percent, respectively. From January 1, 2002 until January 31, 2002, the Company had no outstanding balances on its secured revolving credit facility. On January 31, 2002, the Company borrowed $80 million on its credit facility to purchase Three Ravinia Drive as described above.

General and administrative expenses for the three months ended June 30, 2002 and 2001, totaled $2,947,000 and $1,833,000, respectively. General and administrative expenses for the six months ended June 30, 2002 and 2001, totaled $5,457,000 and $3,872,000, respectively. During the first six months of 2002, the Company expensed $870,000 of compensation expense related to special distributions that are probable of being paid under the terms of certain stock option agreements. The Company has also experienced increases in professional fees for internal audit, legal, and personnel recruiting services. General and administrative expenses as a percentage of rental revenues increased during the three and six months ended June 30, 2002 as compared to the same periods in 2001. The Company expects these ratios to decline as capital from the sale of assets is redeployed.

Direct costs of management fees decreased $123,000 and $27,000, respectively, for the three and six months ended June 30, 2002, compared to the same period last year.

Net income totaled $4,337,000 for the quarter ended June 30, 2002, compared to net income of $8,713,000 for the corresponding period in 2001. Net income totaled $9,488,000 for the six months ended June 30, 2002, compared to net income of $17,338,000 for the corresponding period in 2001. This decrease resulted primarily from the sale of assets described above.

LIQUIDITY AND CAPITAL RESOURCES.

       Operating Activities-- During the six months ended June 30, 2002, the Company generated approximately $26.4 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of fees paid to the Company in respect of properties managed on behalf of AP-Knight LP and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, at least 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2002.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At June 30, 2002, leases representing approximately 13.4 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2002. These scheduled expirations represent 174 leases for space in buildings located in 14 of the 15 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 2002, leases were renewed on approximately 78 percent of the Company's rentable square feet that were scheduled to expire during the six-month period. For those leases which renewed during the six months ended June 30, 2002, the average rental rate per rentable square foot increased from $17.57 to $17.97. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2002 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

The Company has benefited from historic economic conditions and stable vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the Southeastern United States provides significant economic growth potential due to its diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company is currently experiencing slower growth in the markets in which it owns buildings. Cash flow from operations could be reduced if a weakened economy resulted in lower occupancy rates and lower rental income for the Company's buildings.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 25.1 percent of the Company's leased space at June 30, 2002, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space. During 2002, the State of Florida announced its intention to eliminate its Department of Labor, which will have a direct impact on the Company's property in Tallahassee. The Company is currently evaluating the long-term impact of this reorganization and is in negotiations with other state departments to reassign the vacated space.

       Investing Activities-- During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 803,160 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. The Company allocated approximately $7.0 million and $118.3 million of the net purchase price to value of the acquired land and building, respectively. As of June 30, 2002, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years.

At June 30, 2002, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the six months ended June 30, 2002, the Company's expenditures for improvements to existing properties decreased $2,789,000 from the corresponding period of the prior year. This decrease was due to the reduction in expenditures for tenant improvements primarily caused by the sale of 75 office buildings and one retail property in 2001.

       Financing Activities-- The Company has a $125 million secured revolving credit facility ($75 million of which had been borrowed on June 30, 2002) provided by Fleet National Bank and other lenders. At June 30, 2002, the Company had no unencumbered properties. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $11.4 million during the remainder of calendar year 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       Interest Rate Risk. The Company currently has a $125 million secured revolving credit facility with a variable interest rate. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of June 30, 2002, the Company had borrowed $75 million under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $750,000.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on May 23, 2002 to consider and take action on the election of eight directors. All of the Company's nominees for director were elected by a majority of the votes cast.

Item 5.  Other Information

(a) The following table sets forth, with respect to each Koger Center or location at June 30, 2002, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.


                                                                                                               Average
                                                                                                                Annual
                                                   Gross                Rentable                               Rent Per
                                                   Square                Square           Percent               Square
Koger Center/Location                               Feet                  Feet           Leased(1)              Foot (2)
---------------------                             ----------           -----------       ---------              --------
Atlanta Chamblee                                   1,199,800             1,116,325             89%               $18.13
Atlanta Gwinnett                                     274,400               262,750             88%                18.74
Atlanta Perimeter                                    184,000               176,503             99%                20.80
Atlanta Three Ravinia (3)                            845,000(4)            803,160(4)          63%                15.74
Charlotte University                                 190,600               182,852             99%                18.11
Charlotte Vanguard                                   548,200               526,026             81%                15.97
Jacksonville Baymeadows                              793,400               749,790             99%                14.65
Jacksonville JTB                                     436,000               416,773            100%                12.70 (5)
Memphis Germantown                                   562,600               528,180             84%                18.53
Orlando Central                                      699,700               616,403             98%                15.98
Orlando Lake Mary                                    318,000               303,481             96%                20.34
Orlando University                                   405,200               380,087             88%                18.64
Richmond Paragon                                     154,300               145,008            100%                17.86
St. Petersburg                                       715,500               669,248             87%                15.99
Tallahassee                                          960,300               833,916             78%                17.93
                                                ------------          ------------
   Total                                           8,287,000             7,710,502
                                                 ===========          ============
Weighted Average - Total Company                                                               87%               $16.74
                                                                                            ======               ======
Weighted Average - Operational Buildings                                                       90%               $16.83
                                                                                            ======               ======
Weighted Average - Building in Lease-up                                                        63%               $15.74
                                                                                            ======               ======

(1) The percent leased rates have been calculated by dividing total rentable square feet leased in an office building by rentable square feet in such building.

(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of June 30, 2002 by (b) the rentable square feet applicable to such total annualized rents.

(3) Currently in a lease-up period. The Company considers an acquired building to be in a lease-up period until the earlier of 85% occupancy or 18 months.

(4) An engineering survey of the newly acquired property is ongoing. Square footage amounts represent the Company's best current estimates.

(5) Includes the effect of "triple net" leases where tenants pay substantially all operating costs in addition to base rent.

(b) The following schedule sets forth for all of the Company's buildings (i) the number of leases which will expire during the remainder of calendar year 2002, calendar years 2003 through 2010, and years subsequent to 2010,
     (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases,
     (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on June 30, 2002 and on the terms of leases in effect as of June 30, 2002, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 78 percent of the Company's rentable square feet which were scheduled to expire during the six months ended June 30, 2002.


                                          Percentage of         Average                              Percentage
                                           Total Square      Annual Rent            Total             of Total
          Number of        Number of       Feet Leased        per Square         Annualized          Annual Rents
            Leases        Square Feet    Represented by        Foot Under         Rents Under      Represented by
Period     Expiring         Expiring     Expiring Leases   Expiring Leases     Expiring Leases    Expiring Leases
------    ---------       -----------    ---------------   ---------------     ---------------    ---------------

2002         174             876,196           13.1%             $17.07          $  14,958,304          13.4%
2003         240           1,394,179           20.8%              15.77             21,982,191          19.6%
2004         206             870,600           13.0%              16.91             14,720,130          13.1%
2005         128             667,376           10.0%              18.05             12,045,995          10.7%
2006          77             627,894            9.4%              17.98             11,289,168          10.1%
2007          33             637,044            9.5%              16.35             10,416,108           9.3%
2008          19             422,108            6.3%              18.27              7,711,998           6.9%
2009          25             588,239            8.8%              16.75              9,855,753           8.8%
2010           3             116,495            1.7%              17.21              2,004,743           1.8%
Other         12             495,266            7.4%              14.37              7,116,125           6.3%
         -------         -----------        --------                            ---------------       --------

Total        917           6,695,397          100.0%             $16.74           $112,100,515         100.0%
          ======          ==========          ======             ======           ============         ======

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

                                                                   Three Months
                                                                  Ended June 30,
                                                               2002          2001
                                                            ------------------------
        Net Income                                           $   4,337     $   8,713
        Depreciation - real estate                               6,277         8,097
        Amortization - deferred tenant costs                       338           552
        Amortization - goodwill                                     --            43
        Minority interest                                           --           250
        Gain on sale of furniture and equipment                     --            (3)
                                                             ---------    -----------
           Funds from Operations                               $10,952       $17,652
                                                             =========    ==========

                                                                   Six Months
                                                                  Ended June 30,
                                                               2002          2001
                                                            ------------------------
        Net Income                                           $   9,488     $  17,338
        Depreciation - real estate                              12,319        16,142
        Amortization - deferred tenant costs                       702         1,061
        Amortization - goodwill                                     --            85
        Minority interest                                           20           614
        Gain on sale of furniture and equipment                     (1)           --
                                                             ----------   ----------
           Funds from Operations                               $22,528       $35,240
                                                             ==========   ==========

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

           Number        Description
               11         Earnings Per Share Computations.
               15         Letter re: Unaudited interim financial information.

    (b)   Reports on Form 8-K

On April 12, 2002, the Company filed a Form 8-K/A (dated January 31, 2002) amending Form 8-K filed on February 11, 2002 (dated January 31, 2002), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of the Three Ravinia Drive property in Atlanta, Georgia, and including under Item 7, Financial Statements and Exhibits, (a) Financial Statements of real estate acquired, (b) proforma financial information, and (c) the Koger Equity, Inc. News Release, dated January 8, 2002, incorporated by reference.

On May 16, 2002, the Company filed a Form 8-K (dated May 13, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly results for the period ended March 31, 2002, and related supplemental information, dated March 31, 2002, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated May 13, 2002, and related supplemental information.

On May 24, 2002, the Company filed a Form 8-K (dated May 23, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated May 23, 2002.

On June 6, 2002, the Company filed a Form 8-K (dated April 5, 2002) reporting under Item 5, Other Events, the First Amendment to the Revolving Credit Agreement between Koger Equity, Inc. and Fleet National Bank and others, and providing under Item 7, Financial Statements and Exhibits, the First Amendment to the Revolving Credit Agreement.

On June 21, 2002, the Company filed a Form 8-K (dated June 10, 2002) reporting under Item 5, Other Events, the Second Amendment to the Revolving Credit Agreement between Koger Equity, Inc. and Fleet National Bank and others, and providing under Item 7, Financial Statements and Exhibits, the Second Amendment to the Revolving Credit Agreement and exhibits relating to the Second Amendment.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         KOGER EQUITY, INC.
                                             Registrant


Dated: August 13, 2002                 /s/ Robert E. Onisko
                                       ------------------------------
                                             Robert E. Onisko
                                          Chief Financial Officer


                                 CERTIFICATE OF
                             CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

Each of the undersigned hereby certifies in his capacity as an officer of Koger Equity, Inc. (the "Company") that, to the best of his knowledge and belief, the quarterly report of the Company on Form 10-Q for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


Dated: August 13, 2002                  /s/ Thomas J. Crocker
                                        ------------------------------
                                              Thomas J. Crocker
                                          Chief Executive Officer
                                              Koger Equity, Inc.


Dated: August 13, 2002                  /s/ Robert E. Onisko
                                        ------------------------------
                                               Robert E. Onisko
                                           Chief Financial Officer
                                              Koger Equity, Inc.