Form 10-Q
period 2002-09-30
KOGER EQUITY INC
filed 2002-11-14
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-- EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002 or

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

          Class                              Outstanding at October 31, 2002
  Common Stock, $.01 par value                       21,295,290 shares


                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                                                              PAGE NO.

PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...............................................................         3

Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets--
               September 30, 2002 and December 31, 2001...................................................         4

            Condensed Consolidated Statements of Operations
               for the Three and Nine Months Ended
               September 30, 2002 and 2001................................................................         5

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Nine Months
               Ended September 30, 2002 ..................................................................         6

            Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 2002 and 2001......................................         7

            Notes to Condensed Consolidated Financial
               Statements for the Three and Nine Months
               Ended September 30, 2002 and 2001..........................................................         8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................................................        13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................        17

    Item 4. Controls and Procedures.......................................................................        17

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................................        18

    Item 5.  Other Information............................................................................        18

    Item 6.  Exhibits and Reports on Form 8-K.............................................................        21

    Signatures and Certification..........................................................................    22, 23


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
  Koger Equity, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

West Palm Beach, Florida
October 25, 2002







                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                        (In thousands, except share data)

                                                                                        September 30,       December 31,
                                                                                             2002               2001
                                                                                         -----------        ----------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                               $    98,253           $    91,919
     Buildings                                                                              688,363               568,285
     Furniture and equipment                                                                  3,120                 3,082
     Accumulated depreciation                                                              (142,295)             (123,999)
                                                                                        ------------          -----------
          Operating properties, net                                                         647,441               539,287
   Undeveloped land held for investment                                                      11,015                13,779
   Undeveloped land held for sale, net of allowance                                           2,840                    76
Cash and cash equivalents                                                                    10,930               113,370
Accounts receivable, net of allowance for
   uncollectible accounts of $1,271 and $1,114                                               10,744                11,574
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $683 and $683                                             595                   595
Other assets                                                                                 11,939                11,904
                                                                                        -----------           -----------
     TOTAL ASSETS                                                                       $   695,504           $   690,585
                                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                          $   314,994           $   248,683
   Accounts payable                                                                           3,236                 4,962
   Accrued real estate taxes payable                                                          6,336                 1,007
   Other accrued liabilities                                                                  9,929                 9,206
   Dividends payable                                                                          7,453                44,159
   Advance rents and security deposits                                                        5,137                 5,103
                                                                                        -----------           -----------
     Total Liabilities                                                                      347,085               313,120
                                                                                        -----------           -----------

Minority interest                                                                                --                22,923
Commitments and contingencies                                                                    --                    --
                                                                                        -----------           -----------

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares
     authorized; no shares issued                                                                --                    --
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 29,816,632 and 29,663,362 shares
     issued; 21,294,032 and 21,128,905 shares outstanding                                       298                   297
   Capital in excess of par value                                                           472,012               469,779
   Notes receivable from stock sales                                                         (5,066)               (5,066)
   Retained earnings                                                                         12,726                21,180
   Treasury stock, at cost; 8,522,600 and 8,534,457 shares                                 (131,551)             (131,648)
                                                                                        ------------          -----------
     Total Shareholders' Equity                                                             348,419               354,542
                                                                                        -----------           -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   695,504           $   690,585
                                                                                        ===========           ===========

See notes to unaudited condensed consolidated financial statements.



                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)

                                                                                Three Months                 Nine Months
                                                                              Ended September 30,         Ended September 30,
                                                                              -------------------         -------------------
                                                                              2002            2001         2002          2001
                                                                            ---------       --------     ---------     --------
REVENUES
   Rental and other rental services                                         $  31,836       $ 42,243     $  94,286      $125,462
   Management fees                                                                839          1,074         2,590         3,530
   Interest                                                                        98            154           329           596
   Other                                                                           --             --             2            81
                                                                            ---------       --------     ---------     ---------
       Total revenues                                                          32,773         43,471        97,207       129,669
                                                                            ---------       ---------    ---------     ---------

EXPENSES
   Property operations                                                         11,846         15,591        34,233        46,749
   Depreciation and amortization                                                6,663          9,617        19,915        27,154
   Mortgage and loan interest, including amortization
     of deferred loan costs of $303 and $227 for the three
     months and $891 and $680 for the nine months                               6,041          6,543        17,864        20,059
   General and administrative                                                   2,971          2,276         8,428         6,148
   Direct costs of management fees                                                797            798         2,630         2,658
   Other                                                                           43             60           125           171
                                                                            ---------       --------     ---------     ---------
       Total expenses                                                          28,361         34,885        83,195       102,939
                                                                            ---------       --------     ---------     ---------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST                                    4,412          8,586        14,012        26,730
Gain on sale or disposition of assets                                               1             --             2            --
                                                                            ---------       --------     ---------     ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                4,413          8,586        14,014        26,730
Income taxes                                                                       19            257           112           449
                                                                            ---------       --------     ---------     ---------
INCOME BEFORE MINORITY INTEREST                                                 4,394          8,329        13,902        26,281
Minority interest                                                                  --            323            20           937
                                                                            ---------       --------     ---------     ---------
NET INCOME                                                                  $   4,394       $  8,006     $  13,882     $  25,344
                                                                            =========       ========     =========     =========

EARNINGS PER  SHARE:
   Basic                                                                    $    0.21       $   0.30     $    0.65     $    0.94
                                                                            =========       ========     =========     =========
   Diluted                                                                  $    0.21       $   0.30     $    0.65     $    0.94
                                                                            =========       ========     =========     =========

WEIGHTED AVERAGE SHARES:
   Basic                                                                       21,293         26,865        21,258        26,872
                                                                            =========       ========     =========     =========
   Diluted                                                                     21,410         26,912        21,407        26,888
                                                                            =========       ========     =========     =========

See Notes to unaudited condensed consolidated financial statements.



                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                            Notes
                                     Common Stock         Capital in      Receivable                                   Total
                                    Shares      Par        Excess of      from Stock     Retained    Treasury      Shareholders'
                                    Issued     Value       Par Value         Sales       Earnings      Stock           Equity
                                    ------     -----       ---------      ----------     --------    ---------     -------------
Balance, December 31, 2001          29,663     $297        $469,779        $(5,066)       $21,180    $(131,648)       $354,542
Common stock sold                                               113                                         97             210
Options exercised                      154        1           2,120                                                      2,121
Dividends declared                                                                        (22,336)                     (22,336)
Net Income                                                                                 13,882                       13,882
                                    ------     ----        --------        --------       -------    ---------       ---------
Balance, September 30, 2002         29,817     $298        $472,012        $(5,066)       $12,726    $(131,551)       $348,419
                                    ======     ====        ========        ========       =======    =========       =========

See notes to unaudited condensed consolidated financial statements.




                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                                   Nine Months
                                                                                               Ended September 30,
                                                                                             2002              2001
                                                                                         -----------        ----------
OPERATING ACTIVITIES
   Net income                                                                            $  13,882          $  25,344
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                          19,915             27,154
     Amortization of deferred loan costs                                                       588                680
     Income from Koger Realty Services, Inc.                                                    --                (81)
     Provision for uncollectible accounts                                                      430              1,108
     Minority interest                                                                          20                937
     Gain on sale or disposition of assets                                                      (2)                --
     Changes in assets and liabilities:
       Decrease (increase) in receivables and other assets                                     301             (1,305)
       Increase in accounts payable, accrued liabilities
         and other liabilities                                                               4,361                395
                                                                                         ---------          ---------
       Net cash provided by operating activities                                            39,495             54,232
                                                                                         ---------          ---------
INVESTING ACTIVITIES
   Property acquisitions                                                                  (125,478)                --
   Building construction expenditures                                                           --             (2,025)
   Tenant improvements to first generation space                                            (1,224)            (3,734)
   Tenant improvements to existing properties                                               (3,743)            (4,979)
   Building improvements                                                                    (2,582)            (3,283)
   Deferred tenant costs                                                                    (1,382)            (1,568)
   Additions to furniture and equipment                                                        (38)              (147)
   Cash acquired in purchase of assets from KRSI                                                --              2,535
   Purchase of limited partner interests in Koger-Vanguard Partnership, L.P.               (16,465)                --
   Proceeds from sale of assets                                                                  2                 15
                                                                                         ---------          ---------
       Net cash used in investing activities                                              (150,910)           (13,186)
                                                                                         ----------         ----------
FINANCING ACTIVITIES
   Collection of notes receivable from stock sales                                              --                174
   Proceeds from exercise of stock options                                                   2,121                634
   Proceeds from sales of common stock                                                         210                199
   Proceeds from mortgages and loans                                                        88,000             32,500
   Dividends paid                                                                          (59,043)           (28,156)
   Distributions paid to limited partners                                                     (398)              (943)
   Principal payments on mortgages and loans payable                                       (21,689)           (37,908)
   Financing costs                                                                            (226)               (21)
                                                                                         ----------         ----------
       Net cash provided by (used in) financing activities                                   8,975            (33,521)
                                                                                         ---------          ----------
Net (decrease) increase in cash and cash equivalents                                      (102,440)             7,525
Cash and cash equivalents - beginning of period                                            113,370              1,615
                                                                                         ---------          ---------
Cash and cash equivalents - end of period                                                $  10,930          $   9,140
                                                                                         =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest, net of amount capitalized                   $  17,669          $  19,543
                                                                                         =========          =========
   Cash paid during the period for income taxes                                          $     485          $     252
                                                                                         =========          =========

See notes to unaudited condensed consolidated financial statements.


                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                (Unaudited - See Independent Accountants' Report)

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

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership (the "Partnership"), for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock. The Company previously consolidated the Partnership with an associated minority interest. The acquisition of this minority interest was recorded using the purchase method of accounting. As a result, the excess of the fair value of the acquired net assets over the purchase price (approximately $6.2 million) was recorded as a reduction in the bases of the acquired fixed assets.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-K Annual Report for the year ended December 31, 2001. The accompanying balance sheet at December 31, 2001 has been derived from the audited financial statements at that date and is condensed.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to current year presentation. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The Company will adopt SFAS No. 146 effective January 1, 2003. This adoption is not expected to have a significant impact on the Company's financial position or results of operations.

       2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. KE is a self-administered and self-managed real estate investment trust (a "REIT") and its common stock is listed on the New York Stock Exchange under the ticker symbol "KE." As of September 30, 2002, KE owned and managed 121 office buildings located primarily in 15 suburban office projects in eight cities in the Southeastern United States of America.

In addition to managing its own properties, the Company provides property management services to AP-Knight LP, an affiliate of Apollo Real Estate Advisors, LP, and asset management services to Crocker Realty Trust, both related parties. As of September 30, 2002, the Company managed 70 office buildings for AP-Knight LP. The Company has been informed that AP-Knight LP intends to terminate this property management agreement effective January 1, 2003.

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

The Company believes the following critical accounting policies affect the significant estimates and assumptions used in the preparation of its consolidated financial statements:

Investments in Real Estate. Rental property and improvements, including interest and other costs capitalized during construction, are included in real estate investments and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated as described below.

In September 2002, the Company entered an agreement to sell approximately 14.5 acres of undeveloped land at its Atlanta Gwinnett property for approximately $3.6 million. This sale is contingent on the approval of the Company's board of directors and on certain zoning revisions and is expected to close in the fourth quarter of 2003.

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

Impairment of Long-Lived Assets. The Company's long-lived assets include investments in real estate and goodwill. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the three and nine months ended September 30, 2002, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges. Impairment of goodwill has historically been evaluated based on projected cash flows of underlying assets.

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

Although KRSI is consolidated with KE for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns. KRSI has recorded provisions of $19,000 and $112,000, respectively, for federal income taxes for the three and nine months ended September 30, 2002.

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

On January 31, 2002, the Company acquired a 31-story office building containing approximately 803,000 rentable square feet for $125.0 million and other transaction costs. This property is located in Atlanta, Georgia. The purchase of the property was funded with cash and by an $80 million draw from the Company's secured revolving credit facility. As of September 30, 2002, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years.

During the nine months ended September 30, 2001, the Company received 86,779 shares of its common stock as settlement of $1,364,000 of notes receivable from former employees. Pursuant to the Merger (Note 1), the Company acquired the net assets of KRSI in exchange for its preferred stock in KRSI. The net assets of KRSI acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000.

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

       7. MORTGAGES AND LOANS PAYABLE. At September 30, 2002, the Company had $314,994,000 of loans outstanding, which are collateralized by mortgages on the Company's operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

     Year Ending December 31,
        2002                                        $    9,013
        2003                                             5,200
        2004                                            75,629
        2005                                             6,110
        2006                                            23,704
        Subsequent Years                               195,338
                                                    ----------
              Total                                 $  314,994
                                                    ==========

       8. DIVIDENDS. On January 15, 2002, the Company paid a special dividend of $1.74 per share to shareholders of record on December 28, 2001 totaling $36,764,000. The Company paid quarterly dividends of $0.35 per share on February 7, 2002 totaling $7,395,000, May 2, 2002 totaling $7,433,000, and August 1, 2002 totaling $7,452,000 to shareholders of record on December 31, 2001, March 31, 2002, and June 30, 2002, respectively. During the quarter ended September 30, 2002, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on November 7, 2002 to shareholders of record on September 30, 2002. The Company currently expects that all dividends paid for 2002 will be treated as ordinary income to the recipient for income tax purposes.

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

       10. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board of Directors granted to Thomas J. Crocker, the Company's Chief Executive Officer, the right to purchase up to 500,000 Shares and to Robert E. Onisko, the Company's Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share of every three Shares purchased by the Company as part of this plan. The Shares may be purchased from the Company at the same time and for the same price as the Company purchases Shares. In addition, the Company will loan up to 75% of the purchase price for these Shares to Mr. Crocker and to Mr. Onisko. These loans will be collateralized by the Shares purchased. These loans will bear interest at 150 basis points over the applicable LIBOR rate. Approximately $836,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. Through September 30, 2002, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan. All of these Shares were acquired during 2000.

       11. SUBSEQUENT EVENTS. In addition to the prospective sale described in
Note 3, the Company has entered an agreement to sell approximately 7.0 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million. This sale is contingent on the approval of the Company's board of directors and is expected to close in the first quarter of 2003.

In October 2002, the Company entered into purchase agreements to acquire The Lakes on Post Oak in Houston, Texas for approximately $102 million. The Lakes are three office buildings adjacent to the Galleria Mall which contain approximately 1.2 million square feet of rentable space. The Company is currently performing due diligence procedures and the transactions are expected to close in December 2002.

In October 2002, the Company purchased 19,900 shares of its common stock on the open market. Under the plan described in Note 10, the Company's Chief Executive Officer and Chief Financial Officer acquired 4,975 and 1,659 shares, respectively, of the Company's common stock.

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

In December 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land to AP-Knight LP, a related party, for approximately $199,587,000, net of selling costs, and 5,733,772 shares of the Company's common stock (which were valued at approximately $96,327,000). These properties contained more than 3.9 million of rentable square feet and contributed rental revenues of approximately $42.4 million during the nine months ended September 30, 2001. Rental revenues for the sold properties comprised approximately 34% of the Company's total rental revenues for the nine months ended September 30, 2001. The results of these properties are included in the operating results of the Company for the periods ending September 30, 2001. As a result, certain of the Company's current operating results, as compared to the prior year, have been affected by the sale of these assets. On January 15, 2002, the Company distributed a portion of the proceeds above in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 803,160 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. As of September 30, 2002, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years. The results of the Koger-Vanguard Partners, L.P. and Three Ravinia Drive acquisitions have been included in the Company's operating results for the periods ending September 30, 2002 from their respective acquisition dates.

RESULTS OF OPERATIONS

Rental and other rental services revenues totaled $31,836,000 for the quarter ended September 30, 2002, compared to $42,243,000 for the quarter ended September 30, 2001. Rental and other rental services revenues totaled $94,286,000 for the nine months ended September 30, 2002, compared to $125,462,000 for the nine months ended September 30, 2001. These decreases resulted primarily from the sale of assets described above. The effect of these decreases was partially offset by an increase in rental revenues ($2.4 million) from two buildings constructed by the Company in 2001 and eight months of revenues ($9.1 million) from the Three Ravinia Drive property. At September 30, 2002, the Company's buildings were on average 86 percent leased with an average rental rate of $16.91 per rentable square foot. Excluding Three Ravinia Drive, which was in its lease-up period at September 30, 2002, the remainder of the Company's buildings were on average 89 percent leased. At September 30, 2001, the Company's buildings were on average 88 percent leased with an average rental rate of $16.58 per rentable square foot.

Management fee revenues totaled $839,000 for the quarter ended September 30, 2002, compared to $1,074,000 for the quarter ended September 30, 2001. Management fee revenues totaled $2,590,000 for the nine months ended September 30, 2002, compared to $3,530,000 for the nine months ended September 30, 2001. These decreases were due primarily to the loss of fees from one management agreement that was terminated in 2001. This loss of fees was partially offset by fees received from AP-Knight LP under a property management agreement that began in December 2001. The Company has been informed that AP-Knight LP intends to terminate this property management agreement effective January 1, 2003. For the nine months ended September 30, 2002, management fees and leasing commissions from AP-Knight LP totaled approximately $2.1 million. The loss of such revenues would be partially offset by a corresponding reduction in the direct cost of management fees. In conjunction with the termination of the management agreement, John R.S. Jacobsson resigned as a director of the Company in August 2002. Mr. Jacobsson is also a director of Apollo Real Estate Advisors, LP.

Interest revenues decreased $56,000 and $267,000 for the three and nine months ended September 30, 2002, respectively, compared to the same periods last year. These decreases were due primarily to reductions in interest earned from loans to certain current and former employees and lower effective interest rates on the Company's average invested cash balances.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:


                                                                               Percent of
                                                                             Rental and Other
                  Period                                 Amount              Rental Services
    ------------------------------------              --------------        ------------------
      September 30, 2002 - Quarter                      $ 11,846,000               37.2%
      September 30, 2001 - Quarter                      $ 15,591,000               36.9%
      September 30, 2002 - Nine Months                  $ 34,233,000               36.3%
      September 30, 2001 - Nine Months                  $ 46,749,000               37.3%


Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense decreased $2,693,000 and $6,533,000, respectively, for the three and nine months ended September 30, 2002, compared to the same periods last year. These decreases were due to the Company's disposition of 75 office buildings and one retail property in December 2001. Amortization expense decreased $261,000 and $706,000, respectively, for the three and nine months ended September 30, 2002, compared to the same period last year. These decreases were due primarily to a decline in the Company's expenditures for deferred tenant costs and the Company's adoption of SFAS No. 142 effective January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill.

For the three months ended September 30, 2002, interest expense decreased to $6,041,000 from $6,543,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest expense decreased to $17,864,000 from $20,059,000 for the nine months ended September 30, 2001. At September 30, 2002 and 2001, the weighted average interest rate on the Company's outstanding debt was approximately 7.13 percent and 7.19 percent, respectively. From January 1, 2002 until January 31, 2002, the Company had no outstanding balances on its secured revolving credit facility. On January 31, 2002, the Company borrowed $80 million on its credit facility to purchase Three Ravinia Drive as described above. As of September 30, 2002, the outstanding balance on the Company's credit facility was $70 million.

General and administrative expenses for the three months ended September 30, 2002 and 2001, totaled $2,971,000 and $2,276,000, respectively. General and administrative expenses for the nine months ended September 30, 2002 and 2001, totaled $8,428,000 and $6,148,000, respectively. During the first nine months of 2002, the Company expensed $1,479,000 of compensation expense related to special distributions that are probable of being paid under the terms of certain stock option agreements. The Company has also experienced increases in professional fees for internal audit, legal, and personnel recruiting services. General and administrative expenses as a percentage of rental revenues increased during the three and nine months ended September 30, 2002 as compared to the same periods in 2001. The Company expects these ratios to decline as capital from the sale of assets is redeployed.

Direct costs of management fees decreased $1,000 and $28,000, respectively, for the three and nine months ended September 30, 2002, compared to the same period last year.

Net income totaled $4,394,000 for the quarter ended September 30, 2002, compared to net income of $8,006,000 for the corresponding period in 2001. Net income totaled $13,882,000 for the nine months ended September 30, 2002, compared to net income of $25,344,000 for the corresponding period in 2001. This decrease resulted primarily from the sale of assets described above.

LIQUIDITY AND CAPITAL RESOURCES

       Operating Activities-- During the nine months ended September 30, 2002, the Company generated approximately $39.5 million in net cash from operating activities. The Company's primary internal sources of cash are

(i) the  collection of rents from  buildings  owned by the Company and (ii)
the receipt of fees paid to the Company in respect of properties managed on behalf of AP-Knight LP and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, at least 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2002.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At September 30, 2002, leases representing approximately 9.3 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2002. These scheduled expirations represent 87 leases for space in buildings located in 14 of the 15 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 2002, leases were renewed on approximately 68 percent of the Company's rentable square feet that were scheduled to expire during the nine-month period. For those leases which renewed during the nine months ended September 30, 2002, the average rental rate per rentable square foot increased from $16.95 to $17.68. However, current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2002 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 25.0 percent of the Company's leased space at September 30, 2002 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space. During 2002, the State of Florida announced its intention to eliminate its Department of Labor, which will have a direct impact on the Company's property in Tallahassee. The Company is currently evaluating the long-term impact of this reorganization and is in negotiations with other state departments to reassign the vacated space.

The Company has benefited from historic economic conditions and stable vacancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the Southeastern and Southwestern United States provides significant economic growth potential due to its diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company is currently experiencing slower growth in the markets in which it owns buildings. Cash flow from operations could be reduced if a weakened economy resulted in lower occupancy rates and lower rental income for the Company's buildings, which may in turn affect the amount of dividends paid by the Company.

       Investing Activities-- During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 803,160 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. The Company allocated approximately $7.0 million and $118.3 million of the net purchase price to value of the acquired land and building, respectively. As of September 30, 2002, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years.

At September 30, 2002, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations. During the nine months ended September 30, 2002, the Company's expenditures for improvements to existing properties decreased $4,447,000 from the corresponding period of the prior year. This decrease was due to the reduction in expenditures for tenant improvements primarily caused by the sale of 75 office buildings and one retail property in 2001.

       Financing Activities-- The Company has a $125 million secured revolving credit facility ($70 million of which had been borrowed on September 30, 2002) provided by Fleet National Bank and other lenders. At September 30, 2002, the Company had no unencumbered properties. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $9.0 million during the remainder of calendar year 2002.

The foregoing discussion contains forward-looking statements concerning 2002. The actual results of operations for 2002 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms with creditworthy tenants, and other risk factors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

       Interest Rate Risk. The Company currently has a $125 million secured revolving credit facility with a variable interest rate. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of September 30, 2002, the Company had borrowed $70 million under the secured revolving credit facility. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $700,000.

Item 4.    Controls and Procedures

       (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

       (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

       None.

Item 5.  Other Information

(a) The following table sets forth, with respect to each Koger Center or location at September 30, 2002, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.

                                                                                                                Average
                                                                                                                 Annual
                                                     Gross               Rentable                               Rent Per
                                                     Square               Square            Percent              Square
Koger Center/Location                                 Feet                 Feet            Leased(1)            Foot (2)
---------------------                             ----------           -----------         ---------            --------
Atlanta Chamblee                                   1,199,800             1,117,565             89%               $18.19
Atlanta Gwinnett                                     274,400               262,789             91%                18.70
Atlanta Perimeter                                    184,000               176,503             99%                20.90
Atlanta Three Ravinia (3)                            845,000(4)            803,160(4)          63%                15.90
Charlotte University                                 190,600               182,852             99%                18.26
Charlotte Vanguard                                   548,200               525,679             75%                16.83
Jacksonville Baymeadows                              793,400               749,848             99%                14.93
Jacksonville JTB                                     436,000               416,773            100%                12.70 (5)
Memphis Germantown                                   562,600               531,346             82%                18.63
Orlando Central                                      699,700               616,154             97%                16.15
Orlando Lake Mary                                    318,000               303,481             96%                20.32
Orlando University                                   405,200               384,193             86%                20.38
Richmond Paragon                                     154,300               153,374             98%                18.60
St. Petersburg                                       715,500               668,360             87%                16.12
Tallahassee                                          960,300               833,916             72%                17.61
                                                ------------          ------------
   Total                                           8,287,000             7,725,993
                                                 ===========          ============
Weighted Average - Total Company                                                               86%               $16.91
                                                                                            ======               ======
Weighted Average - Operational Buildings                                                       89%               $17.00
                                                                                            ======               ======
Weighted Average - Building in Lease-up                                                        63%               $15.90
                                                                                            ======               ======

(1) The percent leased rates have been calculated by dividing total rentable square feet leased in an office building by rentable square feet in such building.

(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of September 30, 2002 by (b) the rentable square feet applicable to such total annualized rents.

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

(b) The following schedule sets forth for all of the Company's buildings (i) the number of leases which will expire during the remainder of calendar year 2002, calendar years 2003 through 2010, and years subsequent to 2010,
     (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases,
     (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on September 30, 2002 and on the terms of leases in effect as of September 30, 2002, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 68 percent of the Company's rentable square feet which were scheduled to expire during the nine months ended September 30, 2002.

                                                       Percentage of           Average                              Percentage
                                                        Total Square         Annual Rent            Total            of Total
                       Number of        Number of       Feet Leased           per Square         Annualized        Annual Rents
                         Leases        Square Feet     Represented by         Foot Under         Rents Under      Represented by
             Period     Expiring         Expiring     Expiring Leases      Expiring Leases     Expiring Leases    Expiring Leases
             ------  ---------------   ------------    --------------      ---------------     ---------------    ---------------
             2002          87             584,475            8.8%              $17.73          $  10,360,263           9.3%
             2003         250           1,143,513           17.3%               17.14             19,597,712          17.5%
             2004         198             822,090           12.4%               16.97             13,952,792          12.5%
             2005         149             879,992           13.3%               16.55             14,562,009          13.0%
             2006          75             677,509           10.2%               16.81             11,388,192          10.2%
             2007          54             785,978           11.9%               16.91             13,291,715          11.9%
             2008          18             427,328            6.5%               18.48              7,896,510           7.0%
             2009          17             682,738           10.3%               17.13             11,691,991          10.4%
             2010           3             116,495            1.8%               17.21              2,005,239           1.8%
             Other         11             495,266            7.5%               14.41              7,138,356           6.4%
                      -------         -----------        --------                            ---------------       --------

             Total        862           6,615,384          100.0%              $16.91           $111,884,779         100.0%
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

                                                                             Three Months
                                                                         Ended September 30,
                                                                          2002          2001
                                                                       ------------------------
        Net Income                                                      $   4,394     $   8,006
        Depreciation - real estate                                          6,174         8,849
        Amortization - deferred tenant costs                                  378           597
        Amortization - goodwill                                                --            43
        Minority interest                                                      --           323
        Gain on sale of furniture and equipment                                (1)           --
                                                                        ----------   ----------
           Funds from Operations                                           $10,945      $17,818
                                                                        ==========   ===========

                                                                              Nine Months
                                                                         Ended September 30,
                                                                          2002          2001
                                                                       ------------------------
        Net Income                                                      $  13,882     $  25,344
        Depreciation - real estate                                         18,493        24,991
        Amortization - deferred tenant costs                                1,080         1,658
        Amortization - goodwill                                                --           128
        Minority interest                                                      20           937
        Gain on sale of furniture and equipment                                (2)           --
                                                                        ----------   ----------
           Funds from Operations                                          $33,473      $53,058
                                                                        ===========  ==========


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

           Number         Description
           ------         -----------
             11           Earnings Per Share Computations.
             15           Letter re:  Unaudited interim financial information.

(b) Reports on Form 8-K

On August 15, 2002, the Company filed a Form 8-K (dated August 13, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly results for the period ended June 30, 2002, and related supplemental information, dated June 30, 2002, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated August 13, 2002, and related supplemental information.

On August 16, 2002, the Company filed a Form 8-K (dated August 15, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated August 15, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                      KOGER EQUITY, INC.
                                                          Registrant


Dated:  November 14, 2002                            /s/ Robert E. Onisko
                                                --------------------------------
                                                      Robert E. Onisko
                                                    Chief Financial Officer

                                 CERTIFICATE OF
                             CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

Each of the undersigned hereby certifies in his capacity as an officer of Koger Equity, Inc. (the "Company") that he has reviewed this quarterly report and, to the best of his knowledge and belief, the quarterly report of the Company on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, that the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the report not misleading, and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Additionally, each of the undersigned are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and has:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to each of the undersigned by others within those entities; and

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) disclosed, based on his most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

            1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls;

            2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

            3) any significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002                    /s/ Thomas J. Crocker
                                           ------------------------------
                                               Thomas J. Crocker
                                             Chief Executive Officer
                                               Koger Equity, Inc.


Dated:  November 14, 2002                    /s/ Robert E. Onisko
                                           ------------------------------
                                              Robert E. Onisko
                                            Chief Financial Officer
                                               Koger Equity, Inc.

                                                                      EXHIBIT 11

                         EARNINGS PER SHARE COMPUTATIONS
                      (In Thousands Except Per Share Data)


                                                                                                 Three Months
                                                                                             Ended September 30,
                                                                                             2002            2001
                                                                                          ----------      ---------
EARNINGS PER COMMON AND DILUTIVE
  POTENTIAL COMMON SHARE:
  Net Income                                                                              $   4,394       $   8,006
                                                                                          =========       =========
  Shares:
  Weighted average number of common
      shares outstanding - Basic                                                             21,293          26,865
                                                                                          =========       =========

EARNINGS PER SHARE - BASIC                                                                $     0.21      $    0.30
                                                                                          ==========      =========
  Shares:
  Weighted average number of common
        shares outstanding - Basic                                                           21,293          26,865
  Effect of dilutive securities (a):
      Stock options                                                                             117              47
                                                                                          ---------       ---------
  Adjusted weighted average common shares - Diluted                                          21,410          26,912
                                                                                          =========       =========

EARNINGS PER SHARE - DILUTED                                                              $    0.21       $    0.30
                                                                                          =========       =========


                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                             2002            2001
                                                                                          ----------      ---------
EARNINGS PER COMMON AND DILUTIVE
  POTENTIAL COMMON SHARE:
  Net Income                                                                              $  13,882       $  25,344
                                                                                          =========       =========
  Shares:
  Weighted average number of common
      shares outstanding - Basic                                                             21,258          26,872
                                                                                          =========       =========

EARNINGS PER SHARE - BASIC                                                                $    0.65       $    0.94
                                                                                          =========       =========
  Shares:
  Weighted average number of common
        shares outstanding - Basic                                                           21,258          26,872
  Effect of dilutive securities (a):
      Stock options                                                                             149              16
                                                                                          ---------       ---------
  Adjusted weighted average common shares - Diluted                                          21,407          26,888
                                                                                          =========       =========

EARNINGS PER SHARE - DILUTED                                                              $    0.65       $    0.94
                                                                                          =========       =========


(a) Shares issuable were derived using the "Treasury Stock Method" for all dilutive potential shares.

                                                                      EXHIBIT 15



November 13, 2002


Koger Equity, Inc.
433 Plaza Real, Suite 335
Boca Raton, Florida  33432




We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Koger Equity, Inc. and subsidiaries for the nine month periods ended September 30, 2002 and 2001, as indicated in our report dated October 25, 2002; because we did not perform an audit, we expressed no opinion on such financial information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated by reference in Registration Statement No. 33-55179 of Koger Equity, Inc. on Form S-3, Registration Statement No. 33-54617 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-20975 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-23429 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-37919 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-33388 of Koger Equity, Inc. on Form S-8 and Registration Statement No. 333-38712 of Koger Equity, Inc. on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP
West Palm Beach, Florida