Form 10-K
period 2002-12-31
KOGER EQUITY INC
filed 2003-03-28
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

__X__    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____  to  ______

                          Commission File Number 1-9997

                               KOGER EQUITY, INC.
             (Exact name of Registrant as specified in its Charter)

        FLORIDA                                            59-2898045
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    225 NE Mizner Blvd., Suite 200
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

                                 Title of Class
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
__X__

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2003 was approximately $329,687,761.

The number of shares of registrant's Common Stock outstanding on February 28, 2003 was 21,297,659.

                       Documents Incorporated by Reference

The Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 2003 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.


                                TABLE OF CONTENTS

ITEM NO.                           DESCRIPTION                                                                    PAGE NO.

PART I

    1.         BUSINESS...................................................................................            3
    2.         PROPERTIES.................................................................................            5
    3.         LEGAL PROCEEDINGS..........................................................................           10
    4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................           10

PART II

    5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................           10
    6.         SELECTED FINANCIAL DATA....................................................................           11
    7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......           12
    7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................           24
    8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................           25
    9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......           48

PART III

    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................           49
    11.        EXECUTIVE COMPENSATION.....................................................................           50
    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................           50
    13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................           50
    14.        CONTROLS AND PROCEDURES....................................................................           50

PART IV

    15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................           51
    16.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................................................           62
    17.        SIGNATURES AND CERTIFICATIONS..............................................................       63, 64


                                     PART I

Item 1.  BUSINESS

General

     Koger Equity, Inc. ("KE") is a self-administered and self-managed equity real estate investment trust (a "REIT") which develops, owns, operates, leases and manages suburban office buildings in metropolitan areas in the southeastern and southwestern United States. At December 31, 2002, KE's portfolio of assets consisted of 124 office buildings totaling 8.93 million rentable square feet located in 16 suburban office projects in 9 metropolitan areas in the southeastern United States and Houston, Texas (the "Office Projects"). KE directly owns 107 of the 124 office buildings in its current portfolio. Koger-Vanguard Partners, L.P. ("KVP") is a consolidated wholly owned subsidiary limited partnership and owns a suburban office project in Charlotte, North Carolina consisting of 13 office buildings containing approximately 526,000 rentable square feet. Koger Ravinia, LLC ("KRLLC") is a consolidated wholly owned subsidiary limited liability company and owns a single suburban office building in Atlanta, Georgia containing 805,000 rentable square feet. Koger Post Oak Limited Partnership ("KPOLP") is a consolidated wholly owned subsidiary limited partnership and owns 3 suburban office buildings in Houston, Texas totaling approximately 1.2 million rentable square feet. Koger Post Oak, Inc. ("KPO"), a wholly owned subsidiary of KE, is the general partner of KPOLP. The Office Projects were on average 84% occupied at December 31, 2002. KE expects to continue to acquire existing properties in markets compatible with its long-term investment strategy and may also develop new properties in those markets when economically desirable.

     During December 2001, KE sold 75 suburban office buildings and one retail center, containing more than 3.9 million rentable square feet, located in San Antonio and Austin, Texas; Greensboro and Charlotte, North Carolina; Greenville, South Carolina; and Birmingham, Alabama to AP-Knight, LP ("AP-Knight"), an affiliate of Apollo Real Estate Investment Fund ("Apollo").

     During January 2002, the Company acquired all of the remaining limited partnership units in KVP. These partnership units were convertible into 999,710 shares of the Company's common stock. On January 31, 2002, KRLLC acquired Three Ravinia Drive, an 805,000 square foot suburban office building located in Atlanta, Georgia. On December 6, 2002, KPOLP acquired The Lakes on Post Oak, a
1.2 million square foot, three office building complex in Houston, Texas.

     KE owns approximately 55.8 acres of unencumbered land held for development and approximately 23.2 acres of unencumbered land held for sale. A majority of the land held for development adjoins four of the Office Projects, which have infrastructure, including roads and utilities, in place. The remaining land held for development adjoins properties which were sold during 2001. KE intends over time to develop and construct office buildings using this land and to acquire additional land for development. In addition, KE provides leasing, management and other customary tenant-related services for the Office Projects.

     In addition to managing its own properties, KE provides property and asset management services through its wholly-owned subsidiaries, Southeast Properties Holding Corporation ("Southeast"), Koger Real Estate Services, Inc. ("KRES") and Koger Realty Services, Inc. ("KRSI") for office buildings owned by third parties (KE, KVP, Southeast , KRES, KRSI, KRLLC, KPO, and KPOLP are hereafter referred to as the "Company"). Through August 2001, KRSI provided property management services to Koala Realty Holding Company, Inc. ("Koala") for 55 office properties. On December 12, 2001, KRSI began providing property management services to the properties sold to AP-Knight. On December 31, 2002, the property management agreement between AP-Knight and KRSI was terminated. The Company currently provides asset management services to Crocker Realty Trust for office properties containing approximately 4.6 million square feet.

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

     Two major governmental tenants, when all of their respective departments and agencies which lease space in the Company's buildings are combined, lease more than ten percent of the rentable area of the Company's buildings and contribute more than ten percent of the Company's annualized rentals as of December 31, 2002. At that date, the United States of America leased 12.4 percent of the Company's rentable square feet and accounted for an aggregate of
12.3 percent of the Company's annualized rents. In addition, the State of Florida leased 9.2 percent of the Company's rentable square feet and accounted for 9.2 percent of the Company's annualized rents. In addition to the United States of America and the State of Florida, some of the Company's principal tenants are Blue Cross and Blue Shield of Florida, Six Continents Hotels, Bechtel Corporation, CitiFinancial, Landstar System Holdings, Siemens Westinghouse, Zurich Insurance, and Hanover Insurance. Governmental tenants (including the State of Florida and the United States of America), which account for 24.4 percent of the Company's leased space, may be subject to budget reductions in times of recession and governmental austerity measures. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

Competition

     The Company competes in the leasing of office space with a considerable number of other realty concerns, including local, regional and national, some of which have greater resources than the Company. Through its ownership and management of suburban office parks, the Company seeks to attract tenants by offering office space that has, among other advantages, convenient access to residential areas. In recent years local, regional and national concerns have built competing office parks and single buildings in suburban areas in which the Company's Office Projects are located. In addition, the Company competes for tenants with large high-rise office buildings generally located in the downtown business districts of these metropolitan areas. Although competition from other lessors of office space varies from city to city, the Company has been able to achieve and maintain what it considers satisfactory occupancy levels at satisfactory rental rates, given current market and economic conditions.

Investment Policies

     The Company seeks to capitalize on some of its competitive advantages, such as the value of its franchise in the suburban office park market and its operating systems, development expertise, acquisition expertise and unimproved land available for development. The Company intends to continue to develop and construct office buildings primarily using its existing inventory of 55.8 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates or manages suburban office buildings. The Company also intends to acquire existing office buildings or additional land for development in markets that the Company considers favorable. Although all of the Company's properties are located in the Southeast and Houston, Texas, management does not necessarily limit the Company's development and acquisitions activities to any particular area. The Company may also sell Office Projects located in certain markets.

     In 2000, the Company has adopted a plan to repurchase up to 2.65 million shares of its common stock of which 1.21 million shares have been repurchased. See "Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

     For the year ended December 31, 2002, all of the Company's rental revenues were derived from buildings purchased or developed by the Company. The Company's 2002 interest revenues were derived from temporary cash investments and notes receivable from stock sales to current employees.

Employees

     The Company currently has a combined financial, administrative, leasing, and center maintenance staff of approximately 140 employees. An on-site general manager is responsible for the leasing and operations of all buildings in a Koger Center or metropolitan area.

Item 2.  PROPERTIES

General

     As of December 31, 2002, the Company owned 124 office buildings located in the nine metropolitan areas of Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee; Houston, Texas; and Richmond, Virginia. The Office Projects acquired and developed by the Company have campus-like settings with extensive landscaping and ample tenant parking. The Office Projects are generally low-rise, mid-rise, and high-rise structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Office Projects are generally located with easy access, via expressways, to the central business district and to shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

     Leases on the Office Projects vary between net leases (under which the tenant pays a proportionate share of operating expenses, such as utilities, insurance, property taxes and repairs), base year leases (under which the tenant pays a proportionate share of operating expenses in excess of a fixed amount), and gross leases (under which the Company pays all such items). Most leases are on a base year basis and are for terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for terms of up to 20 years. As of December 31, 2002, the Office Projects were on average 84 percent occupied and the average annual base rent per rentable square foot occupied was $17.01. The Office Projects are occupied by numerous tenants (approximately 940 leases), many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

     New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its leases. As of December 31, 2002, approximately two percent of the Company's annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 97 percent of such revenues were derived from leases containing escalation provisions based upon fixed steps or real estate tax and operating expense increases; and approximately one percent of such revenues were derived from leases without escalation provisions. Some of the Company's leases contain options which allow the lessee to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

     The Company owns approximately 85 acres of unimproved land (55.8 acres held for development, 23.2 acres held for sale and six acres not suitable for development) located in the metropolitan areas of Birmingham, Alabama; Orlando and St. Petersburg, Florida; Atlanta, Georgia; Charlotte and Greensboro, North Carolina; and Columbia and Greenville, South Carolina. Each of these parcels of land has been partially or wholly developed with streets and/or utilities.

Property Location and Other Information

     The following table sets forth information relating to the properties owned by the Company as of December 31, 2002.

                                                          Weighted
                                                          Average                                  Land
                                           Number         Age of                                 Improved        Unimproved
                                             of           Buildings            Rentable         with Bldgs.         Land
Office Project/Location                   Buildings       (In Years) (1)        Sq. Ft.          (In Acres)       (In Acres)
-----------------------                   ---------       --------------        -------          ----------       ----------

Atlanta Chamblee                             21                 20             1,117,569            76.2             2.5
Atlanta Gwinnett                              3                  6               262,789            15.9            19.6
Atlanta Perimeter                             1                 17               176,503             5.3
Atlanta Three Ravinia                         1                 11               804,528             3.8
Birmingham Colonnade                                                                                                16.5
Charlotte Carmel                                                                                                     7.7
Charlotte University                          2                  4               182,852            18.7
Charlotte Vanguard                           13                 19               526,177            39.7            17.1
Columbia Spring Valley                                                                                               1.0
Greensboro Wendover                                                                                                  9.1
Greenville Park Central                                                                                              3.5
Houston Post Oak                              3                 22             1,205,728            11.4
Jacksonville Baymeadows                       7                 10               749,787            51.1
Jacksonville JTB                              4                  3               416,773            32.0
Memphis Germantown                            6                  9               531,506            34.6
Orlando Central                              21                 31               616,154            44.7             1.3
Orlando Lake Mary                             2                  4               303,481            20.2
Orlando University                            5                  8               384,193            27.1
Richmond Paragon                              1                 17               145,127             8.1
St. Petersburg                               15                 19               669,040            68.7             6.7
Tallahassee                                  19                 20               833,786            62.7
                                             --                 --               -------            ----
    Total                                   124                                8,925,993           520.2            85.0
                                            ===                                =========           =====            ====
    Weighted Average                                            16


(1) The age of each office building was weighted by the rentable square feet for such office building to determine the weighted average age of (a) the buildings in each Office Project or location and (b) all Office Projects owned by the Company.

Percent Occupied and Average Rental Rates

     The following table sets forth, with respect to each Office Project, the number of buildings, number of leases, rentable square feet, percent occupied, and the average annual rent per rentable square foot occupied as of December 31, 2002.

                                                                                                                Average
                                             Number           Number         Rentable                            Annual
                                               of               of            Square         Percent          Base Rent Per
Office Project/Location                     Buildings         Leases           Feet         Occupied (1)       Square Foot (2)
-----------------------                     ---------         ------           ----         ------------       ---------------

Atlanta Chamblee                               21               124          1,117,569            95%             $18.08
Atlanta Gwinnett                                3                51            262,789            91%              18.79
Atlanta Perimeter                               1                12            176,503            63%              20.46
Atlanta Three Ravinia (3)                       1                19            804,528            63%              17.49 (4)
Charlotte University                            2                16            182,852            96%              18.28
Charlotte Vanguard                             13                61            526,177            75%              16.88
Houston Post Oak (3)                            3               103          1,205,728            78%              17.42
Jacksonville Baymeadows                         7                43            749,787            99%              14.84 (4)
Jacksonville JTB                                4                 7            416,773           100%              12.60 (4)
Memphis Germantown                              6                78            531,506            78%              18.64
Orlando Central                                21               140            616,154            97%              16.13
Orlando Lake Mary                               2                19            303,481            75%              19.63
Orlando University                              5                60            384,193            87%              18.93
Richmond Paragon                                1                26            145,127            91%              18.73
St. Petersburg                                 15               117            669,040            87%              16.27
Tallahassee                                    19                62            833,786            71%              17.16
                                               --                --            -------            --               -----
    Total                                     124                938         8,925,993
                                              ===                ===         =========
Weighted Average - Total Company                                                                  84%             $17.01
                                                                                                  ==              ======
Weighted Average - Operational Buildings                                                          86%             $16.90
                                                                                                  ==              ======
Weighted Average - Buildings in Lease-up                                                          71%             $17.44
                                                                                                  ==              ======

(1) The percent occupied rates have been calculated by dividing total rentable square feet occupied in a building by rentable square feet in such building.

(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for an Office Project as of December 31, 2002 by (b) the rentable square feet applicable to such total annualized base rents.

(3) Currently in the lease-up period. The Company considers an acquired building to be in a lease-up period until the earlier of 85% occupancy or 18 months after acquisition or substantial completion.

(4) Leases are "triple net" where tenants pay substantially all operating costs in addition to base rent.

Lease Expirations on the Company's Properties

     The following schedule sets forth with respect to all of the Office Projects (a) the number of leases which will expire in calendar years 2003 through 2011, (b) the total rentable area in square feet covered by such leases,
(c) the percentage of total rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annualized base rents represented by such leases, and (f) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 2002 and on the terms of leases in effect as of December 31, 2002, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 64 percent, 66 percent and 61 percent of the Company's square feet, which were scheduled to expire during 2002, 2001 and 2000, respectively.


                                                  Percentage of            Average                                   Percentage
                                                   Total Square           Annual Rent              Total              of Total
               Number of           Number of       Feet Leased            per Square             Annualized         Annual. Rents
                Leases            Square Feet     Represented by          Foot Under             Rents Under       Represented by
Period         Expiring            Expiring       Expiring Leases       Expiring Leases        Expiring Leases    Expiring Leases
------         --------            --------       ---------------       ---------------        ---------------    ---------------

2003               352            1,827,632          24.4%                 $16.77            $   30,654,269           24.1%
2004               193              901,227          12.1%                  17.08                15,397,383           12.1%
2005               175              987,462          13.2%                  16.68                16,468,491           12.9%
2006                85              624,266           8.3%                  17.63                11,006,163            8.7%
2007                72              960,378          12.8%                  16.89                16,216,885           12.8%
2008                24              446,148           6.0%                  18.23                 8,133,132            6.4%
2009                19            1,061,786          14.2%                  18.15                19,271,218           15.2%
2010                 6              162,913           2.2%                  16.25                 2,647,992            2.1%
2011                 3               79,844           1.1%                  16.28                 1,299,956            1.0%
Other                9              422,721           5.7%                  14.24                 6,020,296            4.7%
                   ---              -------           ---                   -----                 ---------            ---
     Total         938            7,474,377         100.0%                 $17.01              $127,115,785          100.0%
                   ===            =========         =====                  ======              ============          =====


Building Improvements, Tenant Improvements and Deferred Tenant Costs on the Company's Properties

     The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 2002. The information set forth below is not necessarily indicative of future expenditures for these items.

                      Building Improvements                 Tenant Improvements               Deferred Tenant Costs
                      ---------------------                 -------------------               ---------------------
                                   Per Average                        Per Average                          Per Average
                                   Usable Sq.                          Usable Sq.                           Usable Sq.
 Year                Total         Ft. Owned(4)          Total         Ft. Owned (4)        Total           Ft. Owned  (4)
 ----                -----         ------------          -----         -------------        -----           ---------

2000 (1)           $4,005,000       $0.48             $8,362,000        $1.00             $1,711,000        $0.20
2001 (2)            4,829,000        0.58              6,666,000         0.80              1,381,000         0.17
2002 (3)            4,383,000        0.69              5,156,000         0.81              1,338,000         0.21


(1) Excludes the 18 buildings for which construction was completed during 1998, 1999 and 2000.

(2) Excludes the 13 buildings for which construction was completed during 1999, 2000 and 2001.

(3) Excludes the 8 buildings constructed and the 2 properties acquired during 2000, 2001 and 2002.

(4)  Per average rentable square foot for 2002.

Fixed Rate Indebtedness on the Company's Properties

     The following table sets forth with respect to each Office Project the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company's properties in such Office Project as of December 31, 2002.


                                                                                            Weighted
                                                               Mortgage                     Average
                                                                 Loan                       Interest
Office Project                                                  Balance                       Rate
--------------                                                  -------                       ----
Atlanta Chamblee                                               $      0                         --
Atlanta Gwinnett                                                 10,476                       8.26%
Atlanta Perimeter                                                 7,055                       8.26%
Atlanta Three Ravinia                                            85,000                       5.26%
Charlotte University                                                  0                         --
Charlotte Vanguard                                               19,066                       8.20%
Houston Post Oak                                                      0                         --
Jacksonville Baymeadows                                          33,073                       7.86%
Jacksonville JTB                                                 17,061                       8.26%
Memphis Germantown                                               23,796                       7.84%
Orlando Central                                                  25,801                       8.26%
Orlando Lake Mary                                                12,519                       8.26%
Orlando University                                               20,276                       7.25%
Richmond Paragon                                                  7,718                       8.00%
St. Petersburg                                                   27,216                       8.26%
Tallahassee                                                      38,132                       8.10%
                                                                 ------                       ----
     Total                                                     $327,189                       7.32%
                                                               ========                       ====

     A mortgage loan with Northwestern Mutual Life Insurance Company encumbers several Office Projects and the outstanding principal amount on this mortgage loan has been allocated based upon the square footage of the collateral in the applicable Office Project. For additional information on these loans see Note 3, "Mortgages and Loans Payable" of the Notes to Consolidated Financial Statements.

Indebtedness with Variable Interest Rates

     As of December 31, 2002, the Company had an outstanding balance of $26 million on its $100 million secured revolving credit facility and $78.5 million in term loans with variable interest rates encumbering certain of the Company's properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):

                                            Weighted                                Approximate         Approximate
                       Balance               Average                Maximum          Average           Wtd. Avg. Int.
Year Ended             at End              Int. Rate at              Amount           Amount            Rate During
December 31          of Period            End of Period           Outstanding      Outstanding          the Period
-----------          ---------            -------------           -----------      -----------          ----------

 2002                104,509                  4.2%                $192,509          $75,498                4.1%
 2001                  1,544                  7.9%                 101,577           90,009                5.7%
 2000                 90,000                  8.1%                 123,500           96,262                7.9%

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

        None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange under the ticker symbol KE. The high and low closing sales prices for the periods indicated in the table below were:

                                                                       Years
                           --------------------------------------------------------------------------------------------
                                    2002                               2001                               2000
                                    ----                               ----                               ----
Quarter Ended              High             Low               High              Low             High               Low
-------------              ----             ---               ----              ---             ----               ---

March 31                  $17.95            $15.85           $15.97            $13.35         $17.9375          $15.5000
June 30                    19.30             17.17            16.60             14.07          18.8750           16.5625
September 30               18.71             15.75            17.51             15.95          17.4375           16.6250
December 31                17.18             15.00            18.10             16.30          16.9375           15.0625

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

     Set forth below are the dividends per share paid during the three years ended December 31, 2002.

                                                            Years
                                               ------------------------------
                   Quarter Ended               2002          2001        2000
                   -------------               ----          ----        ----

                   March 31                    $.35          $.35        $.35
                   June 30                      .35           .35         .35
                   September 30                 .35           .35         .35
                   December 31                  .35           .35         .35

     On January 15, 2002, the Company paid a capital gain distribution in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001.

     On February 6, 2003, the Company paid a quarterly dividend of $0.35 per share to shareholders of record on December 31, 2002. In addition, the Company's Board of Directors has declared a quarterly dividend of $0.35 per share payable on May 1, 2003, to shareholders of record on March 31, 2003.

     On February 28, 2003, there were approximately 1,200 shareholders of record and the closing price of the Company's common stock on the New York Stock Exchange was $15.48.

Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (as defined below) and the notes thereto.

                                                                     (In thousands except per share and property data)
                                                               ---------------------------------------------------------------
Income Information                                                 2002         2001          2000         1999         1998
------------------                                                 ----         ----          ----         ----         ----

Rental revenues and other rental services                       $126,404     $165,623      $164,733     $156,153      $133,663
Interest revenues                                                    405          776           703          457           446
Total operating revenues (1)                                     129,751      169,703       166,526      158,537       135,940
Property operations expense                                       46,235       61,608        61,868       60,582        53,719
Depreciation and amortization (1)                                 27,908       35,099        34,244       31,477        27,454
Mortgage and loan interest (1)                                    25,145       26,112        28,157       22,730        17,543
General and administrative expense                                11,381        8,412        20,217        8,633         6,953
Net income                                                        16,423       73,223        27,153       36,586        29,602
Earnings per share - diluted                                        0.77         2.75          1.01         1.35          1.10
Dividends declared per common share                                 1.40         3.14          1.40         1.35          1.15

Weighted average shares outstanding - diluted                     21,378       26,610        26,962       27,019        26,901

Balance Sheet Information
Operating properties (before depreciation)                      $897,158     $663,286      $946,780     $927,523      $872,183
Undeveloped land                                                  13,826       13,855        13,975       17,137        20,535
Total assets                                                     805,085      690,585       851,022      885,739       834,995
Mortgages and loans payable                                      431,698      248,683       343,287      351,528       307,903
Total shareholders' equity                                       343,068      354,542       448,493      467,826       464,763

Other Information
Funds from operations (2)                                      $  43,834    $  69,681     $  56,107    $  65,011     $  56,486
Income before interest expense, income taxes,
    total depreciation and amortization                          $69,063     $135,118     $  89,533    $  90,980     $  75,555
Number of buildings (at end of period)                               124          120           194          218           251
Percent occupied (at end of period)                                  84%          90%           90%          93%           90%

(1) Certain amounts have been reclassified for comparability with current year presentation.

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

                                                                   2002            2001         2000          1999         1998
                                                                   ----            ----         ----          ----         ----

    Net income                                                    $16,423        $73,223      $27,153       $36,586      $29,602
    Depreciation - real estate                                     25,889         32,261       31,720        28,800       25,146
    Amortization - deferred tenant costs                            1,523          2,172        1,923         2,132        1,464
    Amortization - goodwill                                                          170          170           170          170
    Minority interest                                                  20          1,044        1,156         1,174          139
    Gain on sale or disposition of operating properties                          (39,189)      (5,963)       (3,846)
      Gain on sale or disposition of non-operating assets             (21)                        (52)           (5)         (35)
                                                                      ---                         ---            --          ---
    Funds from Operations                                         $43,834        $69,681      $56,107       $65,011      $56,486
                                                                  =======        =======      =======       =======      =======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements (the "Consolidated Financial Statements") appearing elsewhere in this report. Historical results and percentage relationships in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position. The Consolidated Financial Statements include the accounts of KE, Southeast, KRES, KRSI, KVP, KRLLC, KPO, and KPOLP (collectively, the "Company").

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

     In December 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land to AP-Knight LP, a related party, for approximately $199,587,000, net of selling costs, and 5,733,772 shares of the Company's common stock (which were valued at approximately $96,327,000). These properties contained more than 3.9 million of rentable square feet and contributed rental revenues of approximately $54.4 million during the year ended December 31, 2001. Rental revenues for the sold properties comprised approximately 33% of the Company's total rental revenues for the year ended December 31, 2001. The results of these properties are included in the operating results of the Company for the period ending December 31, 2001. As a result, certain of the Company's current operating results, as compared to the prior year, have been affected by the sale of these assets. On January 15, 2002, the Company distributed a portion of the proceeds above in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001.

     During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

     On January 31, 2002, the Company acquired Three Ravinia Drive, an 805,000 square foot suburban office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. As of December 31, 2002, approximately 63% of the property's rentable space was leased. On December 6, 2002, the Company acquired The Lakes on Post Oak, an 1.2 million square foot, suburban three office building complex located in Houston, Texas, for approximately $101.5 million and other transaction costs. As of December 31, 2002, approximately 78% of the property's rentable space was leased. The Company expects to lease the properties' vacant space over the next three years. The results of the Koger-Vanguard Partners, L.P., Three Ravinia Drive, and The Lakes on Post Oak acquisitions have been included in the Company's operating results for the period ending December 31, 2002 from their respective acquisition dates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company believes that its significant accounting policies and estimates include investments in real estate, depreciation and amortization, impairment of long-lived assets, revenue recognition, allowances for doubtful accounts, minority interest, federal income taxes, stock options, fair value of financial instruments, cash and cash equivalents, and restricted cash.

RESULTS OF OPERATIONS

     Rental Revenues. Rental and other rental services revenues decreased $39,272,000 or 23.7 percent from the year ended December 31, 2001 to the year ended December 31, 2002. This decrease resulted primarily from (i) the reduction of rental revenues due to the sale of 75 office buildings and one retail center on December 12, 2001 (the "2001 Property Sale") and (ii) the decline in occupancy in the "same store" universe of properties owned at December 31, 2001 and 2002. The effect of these decreases was partially offset by an increase in rental revenues ($3,247,000) from two buildings constructed by the Company in 2001, 11 months of revenues ($12,692,000) from the Three Ravinia Drive property, and approximately one month of revenue ($1,143,000) from The Lakes on Post Oak property. For 2001, rental revenues increased $890,000 or 0.5 percent from the year ended December 31, 2000 to the year ended December 31, 2001. This increase resulted primarily from (i) the increase in the Company's average rental rate and (ii) increases in rental revenues ($7,308,000) from seven buildings constructed by the Company. The effect of these increases was partially offset by (i) the reduction of rental revenues ($5,949,000) caused by the sale of two office parks during 2000 and 75 office buildings and one retail center on December 12, 2001 (the "2001 Property Sale") and (ii) the decline in occupancy in the "same store" universe of properties owned at December 31, 2000 and 2001. As of December 31, 2002, the Company's buildings were on average 84 percent occupied. The buildings owned by the Company were on average 90 percent occupied at both December 31, 2001 and 2000.

     Management Fee Revenues. For 2002, management fee revenues decreased $733,000, as compared to 2001. This decrease was due primarily to the loss of fees from one management agreement that was terminated in 2001. This loss of fees was partially offset by fees received from AP-Knight LP under a property management agreement that began in December 2001. AP-Knight LP terminated this property management agreement effective December 31, 2002. For the year ended December 31, 2002, management fees and leasing commissions from AP-Knight LP totaled approximately $2,680,000. The loss of such revenues will be partially offset by a corresponding reduction in the direct cost of management fees. For 2001, management fee revenues increased $2,287,000, as compared to 2000. This increase was due primarily to (i) the merger of Koger Realty Services, Inc. into a wholly owned taxable subsidiary of the Company on February 1, 2001 (the "Merger") and (ii) the increase in asset management fees ($156,000) earned from Crocker Realty Trust. These increases were partially offset by reductions in (i) fees earned under the management contract with Centoff Realty Company, Inc. ("Centoff"), a subsidiary of Morgan Guaranty Trust Company of New York and (ii) construction management fees.

     Equity in Earnings from Unconsolidated Subsidiary (Koger Realty Services, Inc.) Income from Koger Realty Services, Inc. decreased $564,000 for 2001, as compared to 2000, due to the Merger. The subsidiary was consolidated in 2002.

     Interest Income. For 2002, interest revenues decreased $371,000, as compared to 2001. This decrease was due primarily to reductions in interest earned from loans to certain current and former employees and lower effective interest rates on the Company's average invested cash balances. For 2001, interest income increased $73,000, as compared to 2000, due to additional earnings on larger cash balances resulting from the 2001 Property Sale.

     Expenses. Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. During 2002, property operations expense decreased $15,373,000, compared to 2001, primarily due to (i) the 2001 Property Sale, (ii) the Company's ongoing cost management programs, and (iii) reductions in the Company's provision for uncollectible accounts. During 2001, property operations expense decreased $260,000 or 0.4 percent, compared to 2000, primarily due to the reduction of property operations expense ($3,365,000) caused by the sale of two office parks during 2000 and the 2001 Property Sale. Most of this decrease was offset by (i) the increases in property operations expense ($1,870,000) from seven buildings constructed by the Company and (ii) increases in the Company's provision for uncollectible accounts. For 2002, 2001 and 2000, property operations expense as a percentage of total rental and other rental services revenues was 36.5 percent, 37.2 percent and 37.6 percent, respectively.

     Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. For 2002, depreciation expense decreased $6,372,000, compared to 2001, due to the 2001 Property Sale. The effect of this decrease was partially offset by the acquisition of the Three Ravinia Drive and The Lakes on Post Oak properties during 2002. For 2001, depreciation expense increased $605,000 or 1.9 percent, compared to 2000, due to the construction completed during 2000 and 2001. The effect of this increase was partially offset by the sale of two office parks during 2000 and the 2001 Property Sale.

     In 2002, amortization expense decreased $819,000, compared to 2001. These decreases were due primarily to a decline in the Company's expenditures for deferred tenant costs and the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill. In 2001, amortization expense increased $269,000, compared to 2000, due to deferred tenant costs incurred during 2000 and 2001.

     Interest expense decreased $967,000 during 2002, compared to 2001, primarily due to (i) the decrease in the average balance of mortgages and loans payable and (ii) the decrease in the average interest rate on the Company's variable rate loans. For 2001, interest expense decreased $2,045,000 during 2001, compared to 2000, primarily due to the decrease in the average interest rate on the Company's variable rate loans. During 2002, 2001, and 2000, the weighted average interest rate on the Company's variable rate loans was 4.1 percent, 5.7 percent and 7.9 percent, respectively. The Company's average outstanding amount under such loans during 2002, 2001, and 2000 was $75,498,000, $90,009,000, and $96,262,000, respectively. During 2002, 2001, and 2000, the weighted average interest rate on the Company's fixed rate loans was 7.3 percent, 8.0 percent and 8.0 percent, respectively. The Company's average outstanding amount under its fixed rate loans during 2002, 2001, and 2000 was $327,189,000, $250,373,000, and $255,439,000, respectively.

     For 2002, general and administrative expenses increased $2,969,000, compared to 2001. During 2002, the Company expensed $2,118,000 of compensation expense (of which $1,942,000 was general and administrative expense) related to special distributions that are probable of being paid under the terms of certain stock options agreements. In March 2003, the Company paid special distributions of $1,740,000 which had been accrued as of December 31, 2002. The Company also incurred a one-time curtailment loss of $418,000 related to the resignation of a participant in the Company's retirement plan. The Company also experienced increases in professional fees for internal audit, legal, and personnel recruiting services. For 2001, general and administrative expenses decreased $11,805,000, compared to 2000, primarily due to certain non-recurring charges, including restructuring charges and severance costs, incurred during 2000.

     Direct costs of management fees decreased $43,000 during 2002, compared to 2001. Direct costs of management fees increased $2,480,000 during 2001, compared to 2000, primarily due to the Merger. This increase was partially offset by declines in costs due to (i) termination of the Centoff management contract and
(ii) reduction in construction management services provided to third parties.

     Other expenses decreased $46,000 during 2002, compared to 2001, primarily due to the reduction in real estate taxes on unimproved land. Other expenses decreased $28,000 during 2001, compared to 2000, primarily due to the reduction in real estate taxes on unimproved land resulting from the reduction in the number of acres held for investment and held for sale.

     Management periodically reviews its investment in properties for evidence of impairments in value. Factors considered consist of, but are not limited to: current and projected occupancy rates, market conditions in different geographic regions, and management's plans with respect to its properties. If management were to conclude that expected cash flows would not enable the Company to recover the carrying amount of its investments, losses would be recorded and asset values would be reduced. No such impairments in value were recognized during 2002, 2001 or 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. During the year ended December 31, 2002, the Company generated approximately $46.7 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of management fees paid to the Company in respect of properties managed on behalf of AP-Knight LP and Crocker Realty Trust. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities and its current cash balance will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2003.

     The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions contained in most leases. As of December 31, 2002, approximately 99 percent of the Company's annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

     As of December 31, 2002, leases representing approximately 24.1 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during 2003. This represents approximately 350 leases for space in buildings located in 15 of the Company's 16 Office Projects. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 64 percent, 66 percent and 61 percent of the Company's rentable square feet, which were scheduled to expire during 2002, 2001 and 2000, respectively. For those leases which renewed during 2002, the average base rental rate increased from $17.23 to $17.44, an increase of 1.2 percent. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2003 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

     The Company has historically benefited from generally positive economic conditions and stable occupancy levels in many of the metropolitan areas in which the Company owns office buildings. The Company believes that the southeastern and southwestern United States provides significant economic growth potential due to its diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company is currently experiencing a slowdown in the demand for office space in the markets in which it owns office buildings. Cash flow from operations could be reduced if a weakened economy resulted in lower occupancy, declining market rental rates, and lower rental income for the Company's office buildings, which may in turn affect the amount of dividends paid by the Company. For the properties owned on December 31, 2002, occupancy was 84 percent.

     Governmental tenants (including the State of Florida and the United States of America), which accounted for 24.4 percent of the Company's leased space as of December 31, 2002, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private-sector tenants, which have contributed to the Company's rent stream, may reduce their current demands, or curtail their future need, for additional office space.

     On December 12, 2001, the Company began providing property management and leasing services to AP-Knight for 75 suburban office buildings and one retail center. AP-Knight acquired these properties from the Company. The Company agreed to continue to manage and lease these properties for what it considers to be arm's length property management and leasing fees. This agreement was terminable by either party upon 30 days written notice. AP-Knight LP terminated this property management agreement effective December 31, 2002. For the year ended December 31, 2002, management fees and leasing commissions from AP-Knight totaled approximately $2,680,000. The loss of such revenues will be partially offset by a corresponding reduction in the direct cost of management fees. From February 1, 2001 through August 31, 2001, the Company provided property management services for 55 commercial office properties owned by Koala. During this period, the Company earned fees of $3,499,000 for the management of these properties.

     During 2000, the Company reached an agreement with Crocker Realty Trust ("CRT") to provide asset management services for the 6.1 million square foot portfolio of CRT of which Mr. Thomas J. Crocker is the Chairman of the Board and Chief Executive Officer owning 2.8 percent of the outstanding CRT shares, Mr. Robert E. Onisko is the Treasurer and Chief Financial Officer owning 0.2 percent of the outstanding shares and Apollo is a principal shareholder owning 49 percent of the outstanding CRT shares. The Company is paid a fee for these services based upon the value of CRT's assets. The agreement is terminable by either party upon 90 days written notice. The terms of this agreement were approved by a committee of the Company's Board of Directors whose members were not affiliated with CRT, and who determined that such terms were similar to those that could be obtained from an unaffiliated third party. During 2002 and 2001, the Company earned fees of $603,000 and $452,000, respectively, under this agreement. Currently, the Company provides asset management services for the remaining 4.6 million square feet owned by CRT.

     Investing Activities. At December 31, 2002, substantially all of the Company's invested assets were in office buildings and land. Improvements to the Company's existing properties have been financed principally through internal operations. During 2002, the Company's expenditures for improvements to existing properties decreased by approximately $1.4 million from the prior year, primarily due to decreases in expenditures for tenant improvements. This decrease in expenditures for tenant improvements was primarily due to (i) the 2001 Property Sale and (ii) the lower leasing activity of second generation space during 2002 compared to 2001.

     During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

     On January 31, 2002, the Company acquired Three Ravinia Drive, an 805,000 suburban square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. The Company allocated approximately $7.0 million and $118.3 million of the net purchase price to the value of the acquired land and building, respectively. As of December 31, 2002, approximately 63% of the property's rentable space was leased. The Company expects to lease most of the property's vacant space over the next three years.

     On December 6, 2002, the Company acquired The Lakes on Post Oak, an 1.2 million square foot, suburban three office building complex located in Houston, Texas, for approximately $101.5 million and other transaction costs. The Company allocated approximately $12.4 million and $90.7 million of the net purchase price to the value of the acquired land and building, respectively. As of December 31, 2002, approximately 78% of the property's rentable space was leased. The Company expects to lease most of the properties' vacant space over the next three years.

     The Company had no development activity in 2002. During 2001, the Company completed the development of two buildings, which contain 180,900 gross square feet. During 2000, the Company completed the development of six buildings, which contain 579,200 gross square feet. During 1999, the Company completed the development of six buildings, which contain 630,400 gross square feet. At December 31, 2002, the Company owned 10 of these 14 buildings containing 983,900 gross square feet.

     On December 12, 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land for approximately $199,587,000, net of selling costs, and 5,733,772 shares of the Company's common stock (which were valued at approximately $96,327,000). These properties contained more than
3.9 million rentable square feet and were located in Austin and San Antonio, Texas; Charlotte and Greensboro, North Carolina; Greenville, South Carolina; and Birmingham, Alabama. These properties were sold to AP-Knight, an affiliate of Apollo. A former director of the Company is the partner responsible for investments at Apollo. The transaction was negotiated by a Special Committee of the Board of Directors composed of directors who had no affiliation with Apollo. In order to insure that the terms of the transaction were equal to, or better than, a similar transaction with an unrelated third party, the Company initiated a marketing period through its financial advisor during which unrelated bidders were asked to submit competing offers to purchase these properties. Prior to the closing of the sale, the Company did not receive any sufficiently attractive alternative offers for these properties. In connection with this transaction, Morgan Stanley & Co. Incorporated acted as financial advisor and provided an opinion to the Special Committee of the Board of Directors which opinion stated that the consideration received by the Company from the transaction was fair from a financial point of view.

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

     Financing Activities. The Company's primary external sources of cash are bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings are used by the Company to acquire buildings and land or to refinance debt. The Company has a $100 million secured revolving credit facility provided by Fleet Bank, of which $26 million and $0 were outstanding at December 31, 2002 and 2001, respectively.

     Prior to 1999, the Company's Board of Directors (the "Board") approved the repurchase of up to one million shares of the Company's common stock (the "Shares"). The Company repurchased 54,000 Shares for approximately $852,000 during 1999. During 2000, the Board approved the repurchase of up to 2.65 million Shares and the Company repurchased 1,209,980 Shares for approximately $20.4 million for a remaining balance of approximately 1.44 million Shares approved. The Company did not repurchase any Shares during 2001. During 2002, the Company repurchased 32,800 Shares for approximately $503,000.

     During December 2001, the Company repaid the $90 million outstanding balance under the secured revolving credit facility provided by First Union National Bank of Florida. This credit facility matured during December 2001. On December 28, 2001, the Company closed on a new $125 million secured revolving credit facility provided by Fleet Bank. The commitment on this facility was subsequently reduced to $100 million in December 2002. This facility provides for monthly interest payments, requires the Company to maintain certain financial ratios and matures in December 2004.

     During the fourth quarter 2002, Koger acquired The Lakes on Post Oak. The funds required for this acquisition were drawn from a $77 million mortgage secured by the property as well as draws on the Company's revolving credit facility. The non-recourse debt expires on December 9, 2004 and bears interest at LIBOR plus 287 basis points with a maximum interest rate of 8.32% for the first two years. Three consecutive one-year extensions, with 0.25% in extension fees in the second and third years, are available at the Company's option. These extensions are contingent on the Company's compliance with certain covenants.

     During the fourth quarter 2002, Koger secured an $85 million non-recourse loan from Metropolitan Life Insurance Company collateralized by its Three Ravinia Drive property in Atlanta, Georgia. This loan has a five-year term expiring on January 1, 2008 with a fixed interest rate of 5.26%. Koger used the proceeds from this loan to pay down a substantial portion of the existing balance on its secured revolving credit facility.

     Concurrently, Koger amended its secured revolving credit facility to lower the commitment amount to $100 million from $125 million and modified certain debt covenant definitions and other requirements.

     Loan maturities and normal amortization of mortgages and loans payable during 2003 are expected to total approximately $12.9 million. In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the long term, as well as necessary capital and tenant acquisition expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Unfavorable conditions in the financial markets, the degree of leverage of the Company and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. The Company has filed shelf registration statements with respect to the issuance of up to $300 million of its common and/or preferred stock. The Company has issued $91.6 million of its common stock under such registration statements.

     In addition, in the event the Company is unable to generate sufficient funds both to meet principal payments in respect of its indebtedness and to satisfy distribution requirements of 90 percent of annual REIT taxable income to its shareholders, the Company may be unable to qualify as a REIT. In such an event, (i) the Company will incur federal income taxes and perhaps penalties,
(ii) if the Company is then paying dividends, it may be required to decrease any dividend payments to its shareholders, and (iii) the market price of the Company's common stock may decrease. The Company would also be prohibited from requalifying as a REIT for five years.

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

Real Estate Financing Risks

     Existing Debt. The Company is subject to risks normally associated with debt financing, including (a) the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) the risk that the existing debt in respect of the Company's properties (which in substantially all cases will not have been fully amortized at maturity) will not be able to be refinanced and (c) the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of such existing debt. The Company currently has outstanding debt of approximately $431.7 million, all of which is secured by the Company's properties. Approximately $249.5 million of such debt will mature by 2007. The $100 million secured revolving credit facility ($26.0 million of which had been borrowed at December 31, 2002) matures in December 2004. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing than the interest rates on the existing debt, the interest expense relating to such refinanced debt would increase, which would adversely affect the Company's cash flow and the amount of distributions the Company would be able to make to its shareholders. If the Company has mortgaged a property to secure payment of debt and the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, such property, with a consequent loss of income and asset value to the Company.

     Risk of Rising Interest Rates and Variable Rate Debt. The Company currently has a $100 million secured revolving credit facility and term loans with variable interest rates. The Company may incur additional variable rate debt in the future. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders.

     Existing Leverage; No Limitation on Debt. As of December 31, 2002, the debt to total market capitalization ratio of the Company was approximately 57 percent. The Company's policy regarding this ratio (i.e., total consolidated debt as a percentage of the sum of the market value of issued and outstanding capital stock plus total consolidated debt) is not subject to any limitation in the organizational documents of the Company. Accordingly, the Board of Directors could establish policies which would increase the Company's debt to total market capitalization ratio subject to any existing debt covenants. If this action were taken, the Company could become more highly leveraged, resulting in an increase in debt service that (a) could adversely affect the Company's cash flow and, consequently, the amount of cash available for distribution to shareholders and
(b) could increase the risk of default on the Company's debt.

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

Geographic Concentration

     The Company's revenues and the value of its properties may be affected by a number of factors, including the regional and local economic climates of the metropolitan areas in which the Company's Office Projects are located (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and regional and local real estate conditions in such areas (including oversupply of, or reduced demand for, office and other competing commercial properties). All of the Company's Office Projects are located in the southeastern United States and Houston, Texas. There is also the risk of over building in certain sub-markets located in markets which the Company currently serves. While the Company has generally avoided acquiring or developing property in these sub-markets such over built conditions may occur in sub-markets where the Company currently owns properties. The Company's performance and its ability to pay dividends to its shareholders are, therefore, dependent on economic conditions in these markets. The Company's historical growth has occurred during periods when the economy in the southeastern United States has out-performed the national economy. There can be no assurance as to the continued growth of the economy in the southeastern United States and Houston, Texas or the future growth rate of the Company.

Renewal of Leases and Reletting of Space

     The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting (taking into account the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 24.4 percent and 12.1 percent of the total rentable square feet leased in the Company's buildings will expire in 2003 and 2004, respectively. If the Company is unable to promptly relet, or renew the leases for, all or a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company's reserves for these purposes prove inadequate, the Company's cash flow and its ability to make expected dividends to its shareholders may be adversely affected.

Leases with State of Florida

     At December 31, 2002, the Company had 43 leases with various departments and agencies of the State of Florida which totaled approximately 688,000 rentable square feet. The majority of these leases are for space in the Company's Office Projects located in Tallahassee, Florida. These leases have provisions for early termination for various reasons, including lack of budget appropriations. During times of recession and government austerity measures, the State of Florida may be subject to budget reductions and may decide to terminate certain of its leases prior to the contractual lease expiration date. In addition, these leases provide the State of Florida with the right to terminate, without penalty, prior to the contractual lease expiration date in the event a State owned building becomes available for occupancy upon giving six months advance written notice to the Company. During 2002, the State of Florida announced its intention to eliminate its Department of Labor, which had a direct impact on the Company's property in Tallahassee. The Company is currently evaluating the long-term impact of this reorganization and is in negotiations with other state departments to reassign the vacated space.

Real Estate Investment Risks

     General Risks. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Company's properties do not generate revenues sufficient to meet operating expenses, including current levels of debt service, tenant improvements, leasing commissions and other capital expenditures, the Company may have to borrow additional amounts to cover fixed costs and the Company's cash flow and its ability to pay dividends to its shareholders will be adversely affected. The Company must obtain external financing to meet future debt maturities.

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

     Competition. Numerous office buildings compete with the Company's Office Projects in attracting tenants to lease space. Some of these competing buildings are newer, better located or better capitalized than some of the Company's buildings. The Company believes that major national or regional commercial property developers will continue to seek development opportunities in the southeastern and southwestern United States. These developers may have greater financial resources than the Company. The number of competitive commercial properties in a particular area could have a material adverse affect on the Company's ability to lease space in its Office Projects or at newly developed or acquired properties or on the amount of rents charged.

     Changes in Laws. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, such increases may adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company's properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act (the "ADA") and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that its properties are currently in substantial compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company and could have an adverse affect on the Company's cash flow and dividends paid.

     Uninsured Loss. The Company presently carries comprehensive liability, fire, and flood (where appropriate), extended coverage and rental loss insurance with respect to its properties, with policy specifications and insured limits customary for similar properties. There are, however, certain types of losses (such as from wars or certain acts of terrorism, including nuclear, chemical, and biological attacks) that may be either uninsurable or not economically insurable. Should an uninsured loss or a loss exceeding policy limits occur, the Company could lose both its capital invested in, and anticipated profits from, one or more of its properties.

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

     Americans with Disabilities Act Compliance. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements relating to access and use by disabled persons. These requirements became effective in 1992. Compliance with the requirements of the ADA could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants. Although the Company believes that its properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse affect on the Company, if required changes involve a greater expenditure than the Company currently anticipates, the Company's ability to pay dividends to its shareholders could be adversely affected.

     Risks Involved in Property Ownership Through Partnership and Joint Ventures. Although the Company owns fee simple interests in all of its properties, in the future the Company could, if then permitted by the covenants in its loan agreements and its financial position, participate with other entities in property ownership through partnerships or joint ventures. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in property ownership, including the possibility that (a) the Company's partners or co-ventures might become bankrupt, (b) such partners or co-ventures might at any time have economic or other business interests or goals which are inconsistent with the business interests or goals of the Company, and (c) such partners or co-ventures may be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives, including the Company's policy to maintain its qualification as a REIT. The Company will, however, seek to maintain sufficient control of such participants or joint ventures to permit the Company's business objectives to be achieved. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

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

     Although inflation has historically often caused increases in the value of income-producing real estate through higher rentals, the Company can provide no assurance that inflation, when and if it occurs, will increase the value of its properties in the future.

Risk of Development, Construction and Acquisition Activities

     Within the constraints of its policy concerning leverage, the Company has and will continue to develop and construct office buildings, particularly on its undeveloped land. Risks associated with the Company's development and construction activities, including activities relating to its undeveloped land, may include: abandonment of development opportunities; construction costs of a property exceeding original estimates and possibly making the property uneconomical; occupancy rates and rents at a newly completed property insufficient to make the property profitable; unavailability of financing on favorable terms for development of a property; and the failure to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

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

Effect of Market Interest Rates on Price of Common Stock

     One of the factors that will influence the market price of the Company's common stock in public markets will be the annual dividend yield on the share price reflected by dividends paid by the Company. An increase in market interest rates could reduce cash available for distribution by the Company to its shareholders and, accordingly, adversely affect the market price of the common stock.

Additional Information

     For additional disclosure of risk factors to which the Company is subject, see the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company currently has a $100 million secured revolving credit facility and term loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of December 31, 2002, the Company had $104.5 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,045,000.

     Additionally, the Company had $327.2 million outstanding under loans with fixed interest rates as of December 31, 2002. The Company may incur additional fixed rate debt in the future to meet its financing needs. Should market interest rates decline, the Company's use of fixed rate debt financing may result in the recognition of interest expense at rates higher than market rates. If the market interest rate on this fixed rate debt were 100 basis points lower, the Company would forfeit annual interest expense savings of approximately $3,272,000 as compared to variable rate debt financing.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                       PAGE NO.

Independent Auditors' Report........................................      26

Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2002
        and 2001....................................................      27

     Consolidated Statements of Operations for Each
        of the Three Years in the Period Ended
        December 31, 2002...........................................      28

     Consolidated Statements of Changes in Shareholders'
        Equity for Each of the Three Years in the
          Period Ended December 31, 2002............................      29

     Consolidated Statements of Cash Flows for Each
        of the Three Years in the Period Ended
        December 31, 2002...........................................      30

     Notes to Consolidated Financial Statements for
        Each of the Three Years in the Period Ended
        December 31, 2002...........................................      31

Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
        for the Three Years Ended December 31, 2002.................      45

     Schedule III - Real Estate and Accumulated
        Depreciation as of December 31, 2002........................      46

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
February 21, 2003


                                               KOGER EQUITY, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                AS OF DECEMBER 31, 2002 AND 2001
                                                (In Thousands Except Share Data)

                                                                                         2002                2001
                                                                                         ----                ----
ASSETS
Real estate investments:
   Operating properties:
     Land                                                                              $110,653            $ 91,919
     Buildings                                                                          783,185             568,285
     Furniture and equipment                                                              3,320               3,082
     Accumulated depreciation                                                          (149,830)           (123,999)
                                                                                       --------            --------
         Operating properties - net                                                     747,328             539,287
   Undeveloped land held for investment                                                   9,995              13,779
   Undeveloped land held for sale, net of allowance                                       3,831                  76
Cash and cash equivalents                                                                 4,627             113,370
Restricted cash                                                                          13,340                  --
Accounts receivable, net of allowance for uncollectible
  accounts of $1,280 and $1,114                                                          12,183              11,574
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $683 and $683                                         595                 595
Other assets                                                                             13,186              11,904
                                                                                         ------              ------
      TOTAL ASSETS                                                                     $805,085            $690,585
                                                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                         $431,698            $248,683
   Accounts payable                                                                       3,801               4,962
   Accrued real estate taxes payable                                                        147               1,007
   Accrued liabilities - other                                                           13,435               9,206
   Dividends payable                                                                      7,453              44,159
   Advance rents and security deposits                                                    5,483               5,103
                                                                                          -----               -----
      Total Liabilities                                                                 462,017             313,120
                                                                                        =======             =======

Minority interest                                                                            --              22,923
                                                                                          -----               -----
Commitments and contingencies (Notes 2 and 10)

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares
      authorized; issued: none                                                               --                  --
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued:  29,826,632 and 29,663,362 shares;
       outstanding:  21,294,894 and 21,128,905 shares                                       298                 297
   Capital in excess of par value                                                       472,156             469,779
   Notes receivable from stock sales to related parties                                  (5,266)             (5,066)
  Accumulated other comprehensive loss                                                     (212)                 --
  Retained earnings                                                                       7,813              21,180
  Treasury stock, at cost;  8,531,738 and 8,534,457 shares                             (131,721)           (131,648)
                                                                                       --------            --------
     Total Shareholders' Equity                                                         343,068             354,542
                                                                                        -------             -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $805,085            $690,585
                                                                                       ========            ========

See Notes to Consolidated Financial Statements.

                                                  KOGER EQUITY, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR EACH OF THE THREE YEARS IN THE PERIOD
                                                        ENDED DECEMBER 31, 2002
                                                 (In Thousands Except Per Share Data)


                                                                             2002                2001            2000
                                                                             ----                ----            ----
Revenues
  Rental and other rental services                                         $126,404            $165,623        $164,733
  Management fees                                                             3,347               4,080           1,793
                                                                              -----               -----           -----
      Total operating revenues                                              129,751             169,703         166,526
                                                                            -------             -------         -------

Expenses
  Property operations                                                        46,235              61,608          61,868
  Depreciation and amortization                                              27,908              35,099          34,244
  General and administrative                                                 11,381               8,412          20,217
  Direct cost of management fees                                              3,335               3,378             898
  Other                                                                         143                 189             217
                                                                                ---                 ---             ---
      Total operating expenses                                               89,002             108,686         117,444
                                                                             ======             =======         =======

Operating Income                                                             40,749              61,017          49,082
                                                                             ------              ------          ------
Other Income and Expense
  Interest                                                                      405                 776             703
  Mortgage and loan interest                                                (25,145)            (26,112)        (28,157)
                                                                            -------             -------         -------
      Total other income and expense                                        (24,740)            (25,336)        (27,454)
                                                                            =======             =======         =======

Income Before Gain on Sale or Disposition of
   Assets, Income Taxes and Minority Interest and
   Equity in Earnings of Unconsolidated Subsidiary                           16,009              35,681          21,628
Gain on sale or disposition of assets                                            21              39,189           6,015
                                                                            -------             -------         -------
Income Before Income Taxes and Minority Interest and
   Equity in Earnings of Unconsolidated Subsidiary                           16,030              74,870          27,643
Income tax provision (benefit)                                                 (413)                684             (21)
                                                                            -------             -------         -------
Income Before Minority Interest and Equity in
   Earnings of Unconsolidated Subsidiary                                     16,443              74,186          27,664
Minority interest                                                               (20)             (1,044)         (1,156)
Equity in earnings of unconsolidated subsidiary                                  --                  81             645
                                                                            -------             -------         -------
Net Income                                                                $  16,423           $  73,223       $  27,153
                                                                          =========           =========       =========
Earnings Per Share:
   Basic                                                                  $    0.77         $      2.76     $      1.02
                                                                          =========         ===========     ===========
   Diluted                                                                $    0.77         $      2.75     $      1.01
                                                                          =========         ===========     ===========

Weighted Average Shares:
   Basic                                                                     21,269              26,517          26,730
                                                                             ======              ======          ======
   Diluted                                                                   21,378              26,610          26,962
                                                                             ======              ======          ======

See Notes to Consolidated Financial Statements.


                                                  KOGER EQUITY, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               FOR EACH OF THE THREE YEARS IN THE PERIOD
                                                        ENDED DECEMBER 31, 2002
                                                            (In Thousands)


                                                       Capital     Notes     Accumulated                               Total
                                  Common Stock        in Excess  Receivable     Other                                  Share-
                               Shares       Par        of Par    from Stock  Comprehensive  Retained      Treasury     holders'
                               Issued      Value       Value       Sales         Loss       Earnings        Stock      Equity
BALANCE,
  DECEMBER 31, 1999             28,756      $288     $457,945                               $30,546        $(20,953)   $467,826

Common stock sold                                         220      $(5,066)                                   7,005       2,159
Treasury stock purchased                                                                                    (20,434)    (20,434)
Options exercised                  803         8       10,026       (1,184)                                     163       9,013
Restricted stock issued                                   (48)                                                              (48)
401(k) Plan contribution                                  134                                                   128         262
Dividends declared                                                                          (37,438)                    (37,438)
Net income                                                                                   27,153                      27,153

BALANCE,
  DECEMBER 31, 2000             29,559       296      468,277       (6,250)                  20,261         (34,091)    448,493

Common stock sold                                         125                                                   134         259
Stock loan repayments                                                1,184                                   (1,364)       (180)
Treasury stock acquired                                                                                     (96,327)    (96,327)
Options exercised                  104         1        1,377                                                             1,378
Dividends declared                                                                          (72,304)                    (72,304)
Net income                                                                                   73,223                      73,223

BALANCE,
  DECEMBER 31, 2001             29,663       297      469,779       (5,066)                  21,180        (131,648)    354,542

Common stock sold                                         145                                                   430         575
Stock loans to related parties                                        (200)                                                (200)
Treasury stock purchased                                                                                       (503)       (503)
Options exercised                  163         1        2,232                                                             2,233
Unrecognized loss on
  defined benefit plan                                                             $(212)                                  (212)
Dividends declared                                                                          (29,790)                    (29,790)
Net income                                                                                   16,423                      16,423

BALANCE,
  DECEMBER 31, 2002             29,826      $298     $472,156      $(5,266)        $(212)   $ 7,813       $(131,721)   $343,068

See Notes to Consolidated Financial Statements.

                                                  KOGER EQUITY, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR EACH OF THE THREE YEARS IN THE PERIOD
                                                       ENDED DECEMBER 31, 2002
                                                           (In Thousands)

                                                                         2002             2001            2000
                                                                         ----             ----            ----

Operating Activities
   Net income                                                         $ 16,423         $  73,223      $  27,153
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       27,908            35,099         34,244
    Amortization of deferred loan costs                                  1,894               908            889
    Income from Koger Realty Services, Inc.                                 --               (81)          (645)
    Provision for uncollectible accounts                                   445             1,448            721
    Minority interest                                                       20             1,044          1,156
    Gain on sale or disposition of assets                                  (21)          (39,189)        (6,015)
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable, accrued
         liabilities and other liabilities                               2,376            (7,116)        (6,096)
      Increase in accounts receivable and other assets                  (2,338)           (1,343)        (2,765)
      Net cash provided by operating activities                         46,707            63,993         48,642
Investing Activities
   Proceeds from sales of assets                                            81           199,646         49,726
   Cash acquired in purchase of assets from KRSI                            --             2,535             --
    Increase in restricted cash                                        (13,340)               --             --
   Dividends received from Koger Realty Services, Inc.                      --                --            431
   Purchase of limited partner interests in KVP                        (16,465)
   Property acquisitions                                              (228,299)               --            (10)
   Building and land construction expenditures                              --            (2,012)       (16,184)
   Tenant improvements to first generation space                        (1,479)           (4,363)        (7,133)
   Tenant improvements to existing properties                           (5,207)           (6,610)        (8,362)
   Building improvements                                                (4,907)           (4,899)        (4,065)
   Energy management improvements                                           --              (201)          (252)
   Deferred tenant costs                                                (1,951)           (2,338)        (3,812)
   Additions to furniture and equipment                                   (272)             (177)          (402)
      Net cash (used in) provided by investing activities             (271,839)          181,581          9,937
Financing Activities
   Proceeds from mortgages and loans                                   250,000            42,500         76,783
   Proceeds from sales of common stock                                     575               259          2,159
   Proceeds from exercise of stock options                               2,233             1,373          8,204
   (Increase) decrease in notes receivable from related parties           (200)              174             --
   Principal payments on mortgages and loans                           (66,985)         (137,104)       (85,024)
   Dividends paid                                                      (66,495)          (37,537)       (37,416)
   Distributions paid to minority interest holders                        (398)           (1,259)        (1,202)
   Treasury stock purchased                                               (503)               --        (20,434)
   Financing costs                                                      (1,838)           (2,225)           (34)
      Net cash provided by (used in) financing activities              116,389          (133,819)       (56,964)
Net (decrease) increase in cash and cash equivalents                  (108,743)          111,755          1,615
Cash and cash equivalents - beginning of year                          113,370             1,615              0
Cash and cash equivalents - end of year                              $   4,627         $ 113,370       $  1,615

See Notes to Consolidated Financial Statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR EACH OF THE THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2002

1.   SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES.

     Organization. Koger Equity, Inc. ("KE") was incorporated in Florida on June 21, 1988. KE has six wholly owned subsidiaries, which are Southeast Properties Holding Corporation ("Southeast"), a Florida corporation; Koger Real Estate Services, Inc. ("KRES"), a Florida corporation; Koger Realty Services, Inc. ("KRSI"), a Florida corporation; Koger-Vanguard Partners, L.P. ("KVP"), a Delaware limited partnership; Koger Ravinia, LLC ("KRLLC"), a Delaware limited liability company; and Koger Post Oak Limited Partnership ("KPOLP"), a Delaware limited partnership.

     Principles of Consolidation. The consolidated financial statements include the accounts of KE and its wholly-owned subsidiaries (the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

     Reclassifications. Certain amounts have been reclassified to comply with current year presentation.

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

                                                                  2002        2001        2000
                                                                  ----        ----        ----

Weighted average number of common shares outstanding - Basic     21,269      26,517      26,730
Effect of dilutive securities: Stock options                        109          93         232
                                                                    ---          --         ---
Adjusted common shares - Diluted                                 21,378      26,610      26,962
                                                                 ======      ======      ======

     Statements of Cash Flows. During 2000, the Company contributed 15,557 shares of common stock to the Company's 401(k) Plan. These shares had a value of approximately $262,000 based on the closing price of the Company's common stock on the American Stock Exchange on December 31, 1999. The Company's common stock is currently traded on the New York Stock Exchange. During 2001, the Company received 86,779 shares of its common stock as settlement of $1,364,000 of notes receivable from former employees ($1,010,000 of which were Notes Receivable from Stock Sales). Pursuant to the Merger, the Company acquired the net assets of Koger Realty in exchange for its preferred stock in Koger Realty. The net assets of Koger Realty acquired consisted of (i) cash in the amount of $2,535,000, (ii) other assets with a fair value of $1,016,000 and (iii) liabilities assumed with a fair value of $937,000. During December 2001, the Company acquired 5,733,772 shares of its common stock in conjunction with the sale of properties to AP-Knight, LP (see Footnote 2. Transactions with Related Parties).

     For 2002, 2001 and 2000, total interest payments (net of amounts capitalized) were $22,949,000, $25,600,000 and $27,307,000, respectively, for the Company. Interest capitalized during 2002, 2001 and 2000 totaled $0, $207,000 and $1,059,000, respectively. For 2002, 2001 and 2000, payments for income taxes totaled $23,000, $252,000 and $155,000, respectively.

     Critical Accounting Policies and Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company's estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

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

     The Company recognizes gains on the sale of property in accordance with SFAS No. 66. Revenues from sales of property are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

     In September 2002, the Company entered an agreement to sell approximately
14.5 acres of undeveloped land at its Atlanta Gwinnett property for approximately $3.6 million. This sale is contingent on the approval of the Company's board of directors and on certain zoning revisions and is expected to close in the fourth quarter of 2003.

     Additionally, the Company has entered an agreement to sell approximately
7.0 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million. This sale is contingent on the approval of the Company's board of directors and is expected to close in the second quarter of 2003.

     Depreciation and Amortization. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives of three to 40 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on the Company's estimates. If the Company were to allocate acquisition costs inappropriately to buildings or to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases.

     Impairment of Long-Lived Assets. The Company's long-lived assets include investments in real estate and goodwill. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the year ended December 31, 2002, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges. Impairment of goodwill is evaluated based on projected cash flows of underlying assets.

     Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For 2002, 2001 and 2000, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $2,128,000, $1,470,000 and $1,897,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

     The Company generates management fees and leasing commissions income by providing on-site property management and leasing services to a limited number of third party owners. Management fees are generally earned monthly and are a based on a percentage of the managed properties' monthly rental and other operating revenues. Leasing commissions are earned when the Company, on behalf of the third party owner, negotiates or assists in the negotiation of new leases, renewals and expansions of existing leases, and are generally a percentage of rents to be received under the initial term of the respective leases.

     The management and leasing agreements between the Company and third party owners generally are based on annually renewable terms and may be terminated in certain cases and for certain reasons by either party with a 30 to 90 day (depending on the terms of the specific agreement) notice.

     Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. If the financial condition of the Company's tenants were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its tenants improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense.

     Minority Interest. During 1998, KE acquired a suburban office park in Charlotte, North Carolina for a purchase price of $52.3 million. The transaction was structured as a contribution of the property to KVP in exchange for 999,710 limited partner units valued at $22.95 million. In connection with this transaction, KVP assumed $22.2 million of debt and received a contribution of $7.2 million from KE in exchange for general partner interests. The limited partner units were entitled to a cumulative preferred return, which approximated the average dividend rate on KE's shares. In addition, the limited partner units carried with them the right to redeem the units for common shares of KE on a one-unit-for-one-share basis or, at the option of KE, the units may be redeemed for cash.

     KE's general partner interests included a majority of the partnership's voting rights, and the limited partners were not granted any veto or additional control rights. Therefore, KE has reported KVP's assets, liabilities and operations in its consolidated financial statements. The limited partnership units and earnings thereon were reported as minority interests.

     During January 2002, the Company acquired all of the remaining limited partnership units in KVP for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

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

     Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company's mortgages and loans payable would be approximately $435.6 million at December 31, 2002.

     Cash and Cash Equivalents. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity of less than three months and are deemed to be cash equivalents for purposes of the consolidated financial statements.

     Restricted Cash. Restricted cash represents amounts contractually and internally placed in escrow for purposes of making payments for certain future building improvements, tenant allowances, leasing commissions, real estate taxes, and debt service.

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

     New Accounting Standards. On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This Statement is effective for business combinations completed after June 30, 2001. The Company's adoption of SFAS No. 141 has not had a material impact on its consolidated financial statements.

     SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. SFAS No. 142 also requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded $274,000 of the estimated value of leases in place as part of its acquisition of Three Ravinia Drive in January 2002. The Company's adoption of SFAS No. 142 has not had a material impact on its consolidated financial statements. The Company is currently evaluating any other intangible asset that may have arisen in its acquisition of The Lakes on Post Oak property which is not expected to have a material impact on the Company's 2002 results from operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revision to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company's adoption of SFAS No. 143 has not had a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. The Company's adoption of SFAS No. 144 has not had a material impact on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company's adoption of SFAS No. 145 has not had a material impact on its consolidated financial statements.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantee is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The Company will adopt FIN No. 45 effective January 1, 2003. This adoption is not expected to have a significant impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires the consolidation of variable interest entities ("VIEs") in which the variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 is effective for VIEs created after January 31, 2003. The Company's adoption of FIN No. 46 is not expected to have a significant impact on the Company's financial position or results of operations.

2.   TRANSACTIONS WITH RELATED PARTIES.

     Three directors were elected to the Company's Board of Directors under the terms of an agreement dated October 10, 1996 between the Company and an affiliate of Apollo Real Estate Investment Fund II, L.P. ("Apollo") pursuant to which Apollo purchased three million shares of common stock from the Company for $43.5 million ($14.50 per share). Such agreement granted to Apollo registration rights and a conditional exemption from certain of the Company's takeover defenses for a period of three years, which period ended on October 10, 1999. During December 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land to AP-Knight, LP ("AP-Knight"), an affiliate of Apollo, for approximately $206.7 million cash ($199.6 million net of selling costs) and Apollo's 5.73 million shares of the Company's common stock. In addition to the above consideration, the Company received a membership interest in an Apollo subsidiary. This interest will provide the Company with a 20 percent participation in the net cash flow from the disposed assets after Apollo has received a 15 percent internal rate of return on its equity investment. Subsequent to the transaction, the Company no longer has any directors affiliated with Apollo. The transaction was negotiated by a Special Committee of the Board of Directors composed of directors who had no affiliation with Apollo. The Company initiated a marketing period through its financial advisor during which unrelated bidders were asked to submit competing offers to purchase these properties. Prior to the closing of the sale, the Company did not receive any sufficiently attractive offers for these properties. In connection with this transaction, Morgan Stanley & Co. Incorporated acted as financial advisor and provided an opinion to the Special Committee of the Board of Directors which opinion stated that the consideration received from the transaction was fair from a financial point of view to the Company.

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

     During 2000, the Company reached an agreement with Crocker Realty Trust ("CRT") to provide asset management services for the portfolio of CRT, which currently contains 4.6 million rentable square feet. Mr. Crocker is the Chairman of the Board and Chief Executive Officer of CRT and owns 2.8 percent of the outstanding CRT shares. Mr. Onisko is the Treasurer and Chief Financial Officer of CRT and owns 0.2 percent of the outstanding CRT shares. In addition, Apollo is a principal shareholder of CRT owning 49 percent of the outstanding CRT shares. The Company is paid a fee for these services based upon the value of CRT's assets. This agreement is terminable by either party upon 90 days written notice. The terms of this agreement were approved by a committee of the Company's Board of Directors whose members were not affiliated with CRT. The Company earned fees of $603,000 and $452,000 under this agreement during 2002 and 2001, respectively.

     In conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board of Directors granted to Mr. Crocker the right to purchase up to 500,000 Shares and to Mr. Onisko, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share for every three Shares purchased by the Company as part of this plan. The Shares may be purchased from the Company at the same time and for the same price as the Company purchases Shares. In addition, the Company will loan up to 75% of the purchase price for these Shares to Mr. Crocker and to Mr. Onisko. These loans will be collateralized by the Shares purchased. The loan amount cannot exceed 75% of the collateral value at any point in time. These loans will bear interest at 150 basis points over the applicable LIBOR rate. Approximately $861,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. In 2000, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan. In 2002, Mr. Crocker acquired 17,875 Shares and Mr. Onisko acquired 1,659 Shares under this plan. The Company's loans to Mr. Crocker and Mr. Onisko were made under the terms of a contract which precedes the Sarbanes-Oxley Act.

     During 2000, the Company's Board approved a program to lend up to $2.5 million to executive officers and department heads for the purpose of exercising options. The loans have a term of 60 months and bear interest at 150 basis points over the applicable LIBOR rate. There were no loans outstanding at year-end under this program. Through December 31, 2002, options have been exercised to acquire 185,027 Shares under this program.

3.   MORTGAGES AND LOANS PAYABLE.

     The Company has non-recourse loans with an original amount of $235 million ($215.4 million of which was outstanding on December 31, 2002) with Northwestern Mutual Life Insurance Company ("Northwestern") which are secured by nine office parks and one freestanding building. These loans are divided into (i) a tranche in the amount of $100.5 million with a 10 year maturity and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $89.5 million with a maturity of 12 years and an interest rate of 8.33 percent, (iii) a tranche in the amount of $14.7 million which matures on January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of 7.1 percent. Monthly payments on this loan include principal amortization based on a 25-year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $362.3 million at December 31, 2002.

     The Company has a $77 million non-recourse loan ($77.0 million of which was outstanding on December 31, 2002) with Column Financial, Inc. ("Column Financial") which is secured by the Company's The Lakes on Post Oak property. The loan bears monthly interest at the LIBOR rate + 2.87% with all principal due on December 9, 2004. Three consecutive one-year extensions, with 0.25% in extension fees in the second and third years, are available at the Company's option. These extensions are contingent on the Company's compliance with certain covenants. The Company intends to exercise all of these extension options. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by property with a carrying value of approximately $103.1 million at December 31, 2002.

     The Company has an $85 million non-recourse loan ($85.0 million of which was outstanding on December 31, 2002) with Metropolitan Life which is secured by the Company's Three Ravinia Drive property. The loan bears monthly interest at a fixed rate of 5.26% with all principal due on January 1, 2008. This indebtedness is collateralized by property with a carrying value of approximately $123.5 million at December 31, 2002.

     The Company has a $100 million secured revolving credit facility ($26.0 million of which had been borrowed on December 31, 2002) provided by Fleet Bank. Based on the Company's election, the interest rate on this revolving credit facility will be either (i) the LIBOR rate plus either 165,190, 215, 237.5 or 250 basis points (depending on the Company's leverage ratio) or (ii) the lender's prime rate plus either 40, 65, 90, 112.5 or 125 basis points (depending on the Company's leverage ratio). Interest payments will be due monthly on this credit facility which has a term of three years. This credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends, and is collateralized by properties with a carrying value of approximately $103.4 million at December 31, 2002. This credit facility matures in December 2004.

     The Company assumed other non-recourse loans with outstanding balances of $30.7 million ($28.3 million of which was outstanding on December 31, 2002) in conjunction with certain property acquisitions. The contractual interest rates on these loans range from 7.88 percent to 8.2 percent. Amortization with respect to this indebtedness is based on equal monthly installments based on 25-year amortization periods. These three loans mature in 2003, 2006 and 2021. This indebtedness is collateralized by properties with a carrying value of approximately $53.0 million at December 31, 2002.

     The Company is in compliance with all of the above referenced debt covenants as of December 31, 2002.

     The annual maturities of mortgages and loans payable, as of December 31, 2002, are summarized as follows:

                             Year Ending                              Amount
                              December 31,                     (In thousands)
                              ------------                     --------------
                                 2003                              $  12,920
                                 2004                                 108,631
                                 2005                                   6,112
                                 2006                                  23,706
                                 2007                                  98,098
                                 Subsequent Years                     182,231
                                                                      -------
                                   Total                             $431,698
                                                                     ========

4.   LEASES.

     The Company's operations consist principally of owning and leasing of office space. Most of the leases are for terms of three to five years. Generally, the Company pays all operating expenses, including real estate taxes and insurance. At December 31, 2002, approximately 99 percent of the Company's annualized rentals were subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

     The Company's leases are operating leases and expire at various dates through 2020. Minimum future rental revenues from leases in effect at December 31, 2002, determined without regard to renewal options, are summarized as follows:

                             Year Ending                        Amount
                             December 31,                      (In thousands)
                             ------------                      -------------
                             2003                              $  124,176
                             2004                                  90,315
                             2005                                  65,169
                             2006                                  47,591
                             2007                                  31,117
                             Subsequent Years                      82,252
                                                                   ------
                                 Total                           $440,620
                                                                 ========

     The above minimum future rental revenue does not include reimbursements of certain operating expenses that may be received under provisions of the lease agreements. Of the total rental revenues recorded by the Company, these expense reimbursements amounted to $10,380,000, $10,510,000 and $10,415,000 for the years 2002, 2001, and 2000, respectively.

     At December 31, 2002, annualized rental revenues total approximately $16,865,000 (12.3 percent) and $12,626,000 (9.2 percent), respectively, for the United States of America and the State of Florida, when all of their departments and agencies which lease space in the Company's buildings are combined.

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

     Information Concerning Options Granted. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 2002, 2001 and 2000 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                          2002              2001              2000
                                                                          ----              ----              ----

            Net income - As reported                                   $16,423,000       $73,223,000       $27,153,000
                         - Pro forma                                   $15,139,000       $71,722,000       $24,938,000
            Diluted earnings per share -  As reported                        $0.77             $2.75             $1.01
                                       -  Pro forma                          $0.72             $2.70             $0.92

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                                                              2002         2001            2000
                                                                              ----         ----            ----
         1993 Plan, 1996 Plan, 1998 Plan and Other
              Dividend yield                                                     -            -            8.00%
              Expected volatility                                                -            -           28.02%
              Risk-free interest rates                                           -            -            6.62%
              Expected lives (months)                                            -            -              82

     A summary of the status of fixed stock option grants as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                                  2002                        2001                           2000
                                        -------------------------      ------------------------     -------------------------
                                                         Weighted                      Weighted                      Weighted
                                                          Average                       Average                       Average
                                                         Exercise                      Exercise                      Exercise
                                         Options          Price         Options         Price          Options         Price
                                         -------          -----         -------         -----          -------         -----

Outstanding - beginning of year           2,517,277       $17.37       2,883,834       $17.28        2,257,293       $15.97
  Granted                                         -           -                -            -        1,746,000        16.57
  Exercised                                (163,270)       13.70        (103,981)       13.21         (824,707)       11.40
  Expired                                        -            -                -            -                -           -
  Forfeited                                (200,000)       17.56        (262,576)       17.94         (294,752)       19.52
Outstanding - end of year                 2,154,007       $17.60       2,517,277       $17.37        2,883,834       $17.28

     The weighted average fair value of options granted during 2000 was $3.15. There were no options granted during 2002 and 2001.

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                    Exercise                  Options                     Options            Weighted Average
                      Price                 Outstanding                 Exercisable          Remaining Life
                      -----                 -----------                 -----------          --------------
                                                                                                (Months)
                  $  7.5000                   13,600                      13,600                   26
                     7.6250                   40,533                      40,533                   15
                    11.5000                    5,480                       5,480                   30
                    15.3750                   42,000                      42,000                   47
                    15.8750                   41,100                      17,800                   86
                    16.0625                1,000,000                     666,667                   86
                    17.5625                  400,000                     266,667                   90
                    19.1250                    5,000                       5,000                   56
                    19.8125                   74,294                      74,294                   55
                    20.0000                  102,000                      78,198                   68
                    21.2500                   25,000                      25,000                   65
                    21.8750                  280,000                     280,000                   62
                    22.8125                  125,000                     125,000                   62
                                           ---------                   ---------
                                           2,154,007                   1,640,239                   76
                                           =========                   =========                   ==

     Remaining non-exercisable options as of December 31, 2002 become exercisable as follows:

                                                                       Number
                                                Year                 of Options
                                                ----                 ----------
                                                2003                  495,968
                                                2004                    8,900
                                                2005                    8,900
                                                                      -------
                                                                      513,768
                                                                      =======

     Shareholder Rights Plan. Pursuant to a Shareholder Rights Plan (the "Rights Plan"), on September 30, 1990, the Board of Directors of the Company declared a dividend of one common stock purchase right (the "Rights") for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company's Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 2002), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company's common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company's common stock at a 50 percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for Apollo and its affiliates. See Note 2 for further discussion of this amendment. Pursuant to an amendment to the Common Stock Rights Agreement dated as of August 17, 2000, the Rights have been extended ten years, through September 30, 2010.

6.   STOCK INVESTMENT PLAN.

     The Company has a voluntary stock investment plan (the "SIP") which provides for regular purchases of the Company's Shares by all employees and directors. The SIP provides for monthly payroll and directors' fees deductions up to $1,700 per month with the Company making monthly contributions for the account of each participant as follows: (i) 25 percent of amounts up to $50;
(ii) 20 percent of amounts between $50 and $100; and (iii) 15 percent of amounts between $100 and $1,700, which amounts are used by an unaffiliated Administrator to purchase Shares from the Company.

     The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company's contribution and the expenses incurred in administering the SIP totaled approximately $42,300, $37,300 and $50,500 for 2002, 2001 and 2000,
respectively. Through December 31, 2002, 173,145 Shares have been issued under the SIP.

7.    EMPLOYEE BENEFIT AND COMPENSATION PLANS.

     The Company has a 401(k) plan (the "401(k) Plan") which permits contributions by employees. For 2002 and 2001, the Company's Board of Directors approved cash contributions to the 401(k) Plan which totaled $206,000 and $167,000, respectively.

     The Company's Board of Directors adopted a long-term incentive compensation plan for senior officers effective as of January 1, 2002. The Compensation Committee, comprised of certain members of the Board of Directors, administers this plan. Under the plan, payments to senior officers are based on the performance of the Company's common stock over a three-year measurement period and the performance of the Company's common stock compared to real estate investment trusts in its peer group over a three-year measurement period. Payments under the plan are dependant on the achievement of certain performance goals and on satisfaction of certain vesting requirements. During 2002, the Company did not recognize any plan-related compensation expense or make any plan-related payments.

     The Company has a supplemental executive retirement plan (the "SERP"), an unfunded defined benefit plan. The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company's 401(k) Plan. The benefits are based on years of service and the employee's average base salary during the last three calendar years of employment. The SERP was curtailed during 2000 and 2002 when as part of the corporate reorganization 13 of the 13 active participants terminated employment with the Company. SERP benefits were settled, via single cash payments, for 9 of these 13 individuals. Currently, there are five retired participants (all receiving monthly benefits) and no active participants in the SERP.

     Net periodic pension cost for the SERP for 2002, 2001 and 2000 was as follows (in thousands):

                                                                            2002             2001            2000
          Service cost                                                    $    -          $    13          $     47
          Interest cost                                                      243              279               433
          Amortization of unrecognized prior service cost                      -               76               257
          Amortization of unrecognized net loss                                -               -                  4
                                                                            ----             ----            ------
          Net periodic benefit cost                                          243              368               741
          Curtailment - unrecognized prior service
             cost acceleration                                               418                -             2,512
          Curtailment gain                                                     -                -              (586)
          Termination benefit cost                                             -                -             1,128
                                                                            ----             ----            ------
             Total Cost                                                     $661             $368            $3,795
                                                                            ====             ====            ======

     Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

                                                                            2002             2001              2000
                                                                            ----             ----              ----
           Discount rate                                                    6.5%             6.5%              7.5%
           Rate of increase in salary levels                                5.0%             5.0%              5.0%

     The following table provides a reconciliation of benefit obligations, the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 2002 and 2001 (in thousands):

                                                                                       2002              2001
       Change in benefit obligation
         Benefit obligation at beginning of year                                       $4,146           $4,061
         Service cost                                                                       0               13
         Interest cost                                                                    243              279
         Amendments                                                                         0                0
         Actuarial (gain)/loss                                                           (194)             407
         Benefits paid                                                                   (421)            (614)
         Termination benefit cost                                                           0                0
         Benefit obligation at end of year                                              3,774            4,146

       Change in plan assets
         Fair value of plan assets at beginning of year                                     0                0
         Expected return on plan assets                                                     0                0
         Employer contribution                                                            421              614
         Benefits paid                                                                   (421)            (614)
         Fair value of plan assets at end of year                                           0                0

       Funded status                                                                   (3,774)          (4,146)
       Unrecognized prior service cost                                                      0              657
       Unrecognized actuarial loss                                                        212              407
       Net amount recognized                                                          $(3,562)         $(3,082)

       Amounts recognized in the statement of financial
         position consist of:
           Accrued benefit liability                                                  $(3,562)         $(3,082)
           Additional minimum liability                                                  (212)            (577)
           Intangible asset                                                                 0              577
       Net amount recognized                                                          $(3,774)         $(3,082)

8.   DIVIDENDS.

     During 2002, 2001 and 2000, the Company paid a total of $1.40, $1.40 and $1.40 per share of regular dividends, respectively. In addition on January 15, 2002, the Company paid a capital gain distribution in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001. For tax purposes, this special dividend was treated as if it was paid in 2001. For income tax purposes, the components of the dividends paid during 2002 are as follows:

                                                                                   Unrecaptured          Qualified
                                                                                   Section 1250          Five Year
           Payment Date            Ordinary Income         Return of Capital        Gain (25%)              Gain
        February 7, 2002                $0.350                     -                      -                   -
        May 2, 2002                      0.350                     -                      -                   -
        August 1, 2002                   0.350                     -                      -                   -
        November 7, 2002                 0.350                     -                      -                   -
                                        $1.400                     -                      -                   -


     The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 90 percent of the Company's REIT taxable income as required by the Federal income tax laws. The Company's secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. During November 2002, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on February 6, 2003, to shareholders of record on December 31, 2002.

9.   FEDERAL INCOME TAXES.

     The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. As a REIT, the Company is required to distribute to shareholders at least 90 percent of REIT taxable income. For the three years in the period ended December 31, 2002, the Company has paid out dividends in amounts at least equal to its REIT taxable income. For the year ended December 31, 2002, the Company's taxable income prior to the dividends paid deduction was approximately $21,954,000 (the Company's 2002 dividends paid deduction was $29,732,000). The Company's taxable income prior to the dividends paid deduction for the years ended December 31, 2001 and 2000 was approximately $37,573,000 and $26,393,000, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carryforwards.

     The following table reconciles the Company's net income to REIT taxable income (which excludes non-REIT operations) for the year ended December 31, 2002 (in thousands): 2002 Estimate 2001 2000

                                                                                         2002
                                                                                       Estimate        2001          2000
                                                                                       --------      --------      --------

      Net Income                                                                       $16,423        $73,223      $27,153
      Less:  Net (income) loss of taxable REIT Subsidiary                                  196           (651)           0
      Net income from REIT operations                                                   16,619         72,572       27,153
      Add:  Book depreciation and amortization                                          27,908         35,954       35,133
      Less:  Tax depreciation and amortization                                         (23,726)       (27,314)     (28,537)
      Book/tax difference on gains from capital transactions                                 0         (2,416)      (1,503)
      Other book/tax differences, net                                                    1,153         (2,178)      (5,853)
      Taxable income before adjustments                                                 21,954         76,618       26,393
      Less:  Capital gains distributions                                                     0        (36,728)           0
      Taxable ordinary income before adjustments                                        21,954         39,890       26,393
      Less:  Net operating loss carryforward                                                 0         (2,317)           0
      Adjusted taxable income subject to 90 percent dividend requirement               $21,954        $37,573      $26,393

     The Company's net operating loss carryforward available to offset REIT taxable income for 2002 is approximately $2,414,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. For 2001 and 2000, the Company incurred alternative minimum taxes of approximately $340,000 and $0, respectively, and recorded a reduction in the provision for alternative minimum taxes of approximately $340,000 for 2002. KRSI is subject to Federal, state and local income taxes. During 2002, KRSI recorded a benefit for Federal income tax of $73,000.

10.  COMMITMENTS AND CONTINGENCIES.

     At December 31, 2002, the Company had no material commitments for the construction of buildings or for improvements to existing buildings.

     At December 31, 2002, KE had guaranteed certain notes payable with outstanding balances of $85.0 million and $77.0 million, respectively, on behalf of KRLLC and KPOLP. KRLLC and KPOLP are wholly owned subsidiaries of KE.

     Certain stock option agreements, which granted options to purchase 1.4 million shares of the Company's common stock, contain provisions providing for amounts to be placed in escrow equal to any extraordinary dividend or other extraordinary distribution paid to the Company's shareholders as if the 1.4 million options had been exercised immediately prior to the declaration of such distribution. The Company paid a special distribution of $1.74 per share on January 15, 2002. The closing price of the Company's common stock equaled or exceeded $14.3225 on at least 60 trading days during the period from September 1, 2002 to December 31, 2002. Therefore, $1.74 million and related payroll taxes were accrued as compensation expense in 2002 related to 1.0 million options. This accrued compensation expense was paid to certain of the Company's executive officers on March 3, 2003.

     If the closing price of the Company's common stock equals or exceeds $15.8225 on at least 60 trading days during the period from January 1, 2003 to June 30, 2003, $696,000 will be payable in September 2003 related to the remaining 400,000 options. As of December 31, 2002, $348,000 and related payroll taxes were accrued as compensation expense related to the 400,000 options.

11. SEGMENT REPORTING. The Company operates in one business segment, real estate. The Company's primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. All of the Company's operations are located in the Southeastern United States and Houston, Texas.

12.  INTERIM FINANCIAL INFORMATION (UNAUDITED).

     Selected quarterly information for the two years in the period ended December 31, 2002 is presented below (in thousands except per share amounts):


                                                    Total              Total                         Diluted
                                                    Rental           Operating        Net            Earnings
        Quarters Ended                             Revenues           Revenues      Income          Per Share
        --------------                             --------          ----------    --------        -----------
        March 31, 2001                             $41,591            $42,685      $ 8,625         $  .32
        June 30, 2001                               41,628             42,990        8,713            .32
        September 30, 2001                          42,243             43,317        8,006            .30
        December 31, 2001 (1)                       40,161             40,711       47,879           1.86
        March 31, 2002                              30,595             31,386        5,148            .24
        June 30, 2002                               31,855             32,818        4,337            .20
        September 30, 2002                          31,836             32,675        4,394            .21
        December 31, 2002                           32,065             32,873        2,541            .12

     (1) The results for the quarter ended December 31, 2001 were affected by a gain on the sale of assets, which totaled $39,189.

                                                                     SCHEDULE II


                       KOGER EQUITY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                                 (In Thousands)



                                                                               Additions
                                                                      --------------------------
                                                       Balance at       Charged to   Charged to                   Balance at
                                                      beginning of      costs and      other                      end of
Description                                              period         expenses     accounts     Deductions      period


2002
----
Allowance for uncollectible accounts                   $ 1,114        $    445      $       0      $    279(a)    $  1,280
                                                       =======        ========      =========      ========       ========
Valuation allowance - land held for sale               $    74        $      0      $       0      $      0       $     74
                                                       =======        ========      =========      ========       ========
2001
----
Allowance for uncollectible accounts                   $   584        $  1,448      $       0      $    918(a)    $  1,114
                                                       =======        ========      =========      ========       ========
Valuation allowance - land held for sale               $    74        $      0      $       0      $      0       $     74
                                                       =======        ========      =========      ========       ========
2000
----
Allowance for uncollectible accounts                   $   440        $    721      $       0      $    577(a)    $    584
                                                       =======        ========      =========      ========       ========
Valuation allowance - land held for sale               $   279        $      0      $       0      $    205(b)    $     74
                                                       =======        ========      =========      ========       ========

(a) Receivable balances which were determined to be uncollectible and written-off in the applicable year.
(b)  Land parcel was sold for which valuation allowance had been recorded.

                                                                    Schedule III

                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                                 (in thousands)

                                                             COSTS CAPITALIZED
                                                                SUBSEQUENT
                                          INITIAL COST        TO ACQUISITION                TOTAL COST
                                      ------------------    --------------------  ------------------------------

                                                 BLDGS &    IMPROVE-  CARRYING               BLDGS &     (b)(c)
CENTER/LOCATION                        LAND      IMPROV.    MENTS       COSTS       LAND     IMPROV.      TOTAL
---------------                       -------   --------    --------   ---------   -------   --------  ---------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                    $14,667   $ 68,712     $19,864         $0    $14,667   $ 88,576   $103,243
  ATLANTA GWINNETT                      3,100     21,392       3,766          0      3,100     25,158     28,258
  ATLANTA PERIMETER                     2,785     18,407       1,251          0      2,785     19,658     22,443
  ATLANTA THREE RAVINIA                 6,960    118,390         867          0      6,960    119,257    126,217
  CHARLOTTE UNIVERSITY                  3,132     20,007         142          0      3,132     20,149     23,281
  CHARLOTTE VANGUARD                    5,136     48,019     (3,180)          0      4,510     45,465     49,975
  HOUSTON POST OAK                     12,400     90,662         272          0     12,400     90,934    103,334
  JACKSONVILLE BAYMEADOWS              10,514     39,250       3,611          0     10,514     42,861     53,375
  JACKSONVILLE JTB                      5,554    35,151         3,126         0      5,554     38,277     43,831
  MEMPHIS GERMANTOWN                    8,472     38,559       7,042          0      8,472     45,601     54,073
  ORLANDO CENTRAL                       8,092     29,825      12,602          0      8,092     42,427     50,519
  ORLANDO LAKE MARY                     5,506     35,523          64          0      5,506     35,587     41,093
  ORLANDO UNIVERSITY                    5,780     27,063       5,353          0      5,780     32,416     38,196
  RICHMOND PARAGON                      1,422     15,144       1,839          0      1,422     16,983     18,405
  ST. PETERSBURG                        7,135     36,020      11,239          0      7,135     47,259     54,394
  TALLAHASSEE                          10,624     59,536      12,351          0     10,624     71,887     82,511
                                      -------   --------    --------   ---------   -------   --------  ---------
         SUBTOTALS                    111,279    701,660      80,209          0    110,653    782,495    893,148
   FURNITURE & EQUIPMENT                    0      3,320           0          0          0      3,320      3,320
   IMPROVEMENTS IN PROGRESS                 0          0         690          0          0        690        690
     TOTAL OPERATING  REAL ESTATE     111,279    704,980      80,899          0    110,653    786,505    897,158
              -                       -------   --------    --------   ---------   -------   --------  ---------

UNIMPROVED LAND:
  ATLANTA GWINNETT                      3,744          0           0          0      3,744          0      3,744
  BIRMINGHAM COLONNADE                  4,886          0           0          0      4,886          0      4,886
  CHARLOTTE CARMEL                        991          0           0          0        991          0        991
  CHARLOTTE VANGUARD                    1,516          0           0          0      1,516          0      1,516
  COLUMBIA SPRING VALLEY                   76          0           0          0         76          0         76
  GREENSBORO WENDOVER                     680          0           0          0        680          0        680
  GREENVILLE PARK CENTRAL                 409          0           0          0        409          0        409
  ORLANDO CENTRAL                         817          0           0          0        817          0        817
  ST. PETERSBURG                          707          0           0          0        707          0        707
                                      -------   --------    --------   ---------   -------   --------  ---------
        TOTAL UNIMPROVED LAND          13,826          0           0          0     13,826          0     13,826
                   TOTAL             $125,105   $704,980      $ 80,899       $0   $124,479   $786,505   $910,984
                                      -------   --------    --------   ---------   -------   --------  ---------


                      KOGER EQUITY, INC. AND SUBSIDIARIES
                REAL ESTATE AND ACCUMULATED DEPRECIATION (con't)
                             AS OF DECEMBER 31, 2002
                                 (in thousands)



                                        (d)       (a)
                                      ACCUM.     MORT-         DATE         DEPRECIABLE
CENTER/LOCATION                        DEPR.     GAGES       ACQUIRED           LIFE
---------------                   ----------   ---------   ------------    -------------
OPERATING REAL ESTATE:
  ATLANTA CHAMBLEE                 $  30,053    $     0     1988 - 2001     3 - 40 YRS.
  ATLANTA GWINNETT                    3,923      10,476     1993 - 2000     3 - 39 YRS.
  ATLANTA PERIMETER                   3,063       7,055        1997         3 - 39 YRS.
  ATLANTA THREE RAVINIA               2,755      85,000        2002         3 - 39 YRS.
  CHARLOTTE UNIVERSITY                1,635           0        1999         3 - 39 YRS.
  CHARLOTTE VANGUARD                  6,054      20,575        1998         3 - 40 YRS.
  HOUSTON POST OAK                      219      77,000        2002         3 - 39 YRS.
  JACKSONVILLE BAYMEADOWS             9,618      33,073     1993 - 1998     3 - 40 YRS.
  JACKSONVILLE JTB                    4,424      17,061     1997- 2001      3 - 39 YRS.
  MEMPHIS GERMANTOWN                 13,576      23,796     1988 - 2000     3 - 40 YRS.
  ORLANDO CENTRAL                    18,129      25,801     1988 - 1993     3 - 40 YRS.
  ORLANDO LAKE MARY                   2,902      12,519        1999         3 - 39 YRS.
  ORLANDO UNIVERSITY                  7,420      20,276     1990 - 2001     3 - 40 YRS.
  RICHMOND PARAGON                    2,818       7,718        1998         3 - 39 YRS.
  ST. PETERSBURG                     15,777      27,216     1988 - 2000     3 - 40 YRS.
  TALLAHASSEE                        25,500      38,132     1988 - 1997     3 - 40 YRS.
                                  ----------   ---------
         SUBTOTALS                  147,866     405,698
   FURNITURE & EQUIPMENT              1,964           0                     3 - 15 YRS.
   IMPROVEMENTS IN PROGRESS               0           0
     TOTAL OPERATING  REAL ESTATE   149,830     405,698
                                  ----------   ---------
UNIMPROVED LAND:
  ATLANTA GWINNETT                        0           0        1993
  BIRMINGHAM COLONNADE                    0           0        1998
  CHARLOTTE CARMEL                        0           0        1993
  CHARLOTTE VANGUARD                      0           0        1998
  COLUMBIA SPRING VALLEY                  0           0        1993
  GREENSBORO WENDOVER                     0           0        1993
  GREENVILLE PARK CENTRAL                 0           0        1997
  ORLANDO CENTRAL                         0           0        1989
  ST. PETERSBURG                          0           0        1993
                                  ----------   ---------
        TOTAL UNIMPROVED LAND             0           0
                   TOTAL           $149,830    $405,698
                                  ----------   ---------


                                                                    Schedule III
                      KOGER EQUITY, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002

                                 (in thousands)

(a) At December 31, 2002, the outstanding balance of mortgages payable was $405,698. In addition, the Company has a secured revolving credit facility with variable interest rates which is collaterialized by mortgages on a pool of buildings. At December 31, 2002, the outstanding balance of the secured revolving credit facility was $26,000.
(b) Aggregate cost basis for Federal income tax purposes was $917,058 at December 31, 2002.
(c) Reconciliation of total real estate carrying value for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                                2002              2001              2000
                                                                               ----------        ---------         --------
                   Balance at beginning of year                                 $677,141          $974,906         $994,919
                      Acquisitions and construction                              228,930             2,701           16,599
                      Improvements                                                11,593            16,073           19,812
                      Sale of unimproved land                                        (29)             (120)          (1,027)
                      Sale or disposition of operating real estate                (6,651)(1)      (316,419)         (55,397)
                   Balance at close of year                                     $910,984          $677,141         $974,906

                    (1) Includes a carrying value reduction of approximately $6.3 million made to the assets of KVP as part of the Company's acquisition of the remaining limited partnership units of KVP. This reduction represents payments made to the former limited partners of KVP in excess of their capital accounts.

(d) Reconciliation of accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                                2002              2001              2000
                                                                              ----------        ---------         --------
                   Balance at beginning of year                                $123,999          $155,817         $137,452
                      Depreciation expense:
                        Operating real estate                                    25,889            32,261           31,720
                        Furniture and equipment                                     546               496              432
                      Sale or disposition of operating real estate                 (604)          (64,575)         (13,787)
                   Balance at close of year                                    $149,830          $123,999         $155,817


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors of the Company who are not executive officers is contained in the Company's Proxy Statement (the "2003 Proxy Statement") and is incorporated herein by reference.

     The following tabulation lists the executive officers of the Company, their ages and their occupations for the past five years:

Victor A. Hughes, Jr. ...............  Chairman of the Board
Thomas J. Crocker....................  Chief Executive Officer and Director
Christopher L. Becker................  Senior Vice President
Thomas C. Brockwell..................  Senior Vice President
Steven A. Abney......................  Vice President, Finance

     Mr. Hughes, age 67, was elected Chairman of the Board on June 21, 1996. He also served as Chief Executive Officer from June 21, 1996 to February 29, 2000. He held the position of Chief Financial Officer of the Company from March 31, 1991 to April 1, 1998, and the position of President from August 22, 1995 to November 14, 1997.

     Mr. Crocker, age 49, became Chief Executive Officer of the Company on March 1, 2000, and was elected to the Board of Directors of the Company on February 17, 2000. He previously held the position of Chief Executive Officer of Crocker Realty Trust, Inc., a private real estate investment trust, from November 1997 to February 29, 2000, and Chief Executive Officer of Crocker & Associate, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Crocker served as Chairman and Chief Executive Officer of Crocker Realty Trust, Inc., a public real estate investment trust, from July 1, 1995 to June 30, 1996.

     Mr. Becker, age 46, has been Senior Vice President of the Company since June 19, 2000, and previously held the position of Senior Vice President of Crocker Realty Trust, Inc., a private real estate investment trust from November 1997 to June 2000. Prior to that he was Senior Vice President of Crocker & Associates, L.P., a private real estate limited partnership, from July 1996 to November 1997. Mr. Becker served as Senior Vice President of Crocker Realty Trust, Inc., a public real estate investment trust from July 1, 1995 to June 30, 1996.

     Mr. Brockwell, age 39, has been Senior Vice President of the Company since June 19, 2000. He previously held the position of Vice President of Crocker Realty Trust, Inc. for the five years prior to employment with the Company.

     Mr. Abney, age 47, has been Vice President, Finance for Koger Equity, Inc since November 5, 2001. Prior to joining Koger, Mr. Abney was Executive Vice President and Chief Financial Officer for Konover & Associates, Inc., a privately owned commercial real estate developer, owner and manager located in Farmington, Connecticut for the four years prior to employment with the Company.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, the Company's executive officers and directors complied with all Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the section headed "Compensation of Executive Officers" in the 2003 Proxy Statement (except for information contained under the headings "Report on Executive Compensation for 2002 by the Compensation Committee" and "Shareholder Return Performance Presentation").

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed "Information About Koger Equity Common Stock Ownership" of the 2003 Proxy Statement. The beneficial ownership of common stock of all directors of the Company is incorporated by reference to the section headed "Election of Directors" contained in the 2003 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to Item 1. "Business," 2. "Properties," 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 "Transactions With Related Parties" to the Notes to Consolidated Financial Statements contained in this Report and to the heading "Certain Relationships and Transactions" contained in the 2003 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)See "Item 8 - Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules" for a list of the financial statements included in this report.

(2) The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 43 through 45 in this Form.

(b)  Reports on Form 8-K:

     On November 7, 2002, the Company filed a Form 8-K (dated November 5, 2002) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly and nine months results for the period ended September 30, 2002, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated November 5, 2002, and related Supplemental Information, dated September 30, 2002.

     On November 14, 2002, the Company filed a Form 8-K (dated November 14,
     2002) reporting under Item 9, Regulation FD Disclosure, the announcement that its Board of Directors had declared a quarterly dividend and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated November 14, 2002.

     On November 15, 2002, the Company filed a Form 8-K (dated November 14,
     2002) reporting under Item 9, Regulation FD Disclosure, the announcement of the signing of the definitive agreement to purchase three office buildings known as The Lakes on Post Oak in Houston, Texas and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated November 14, 2002.

     On December 11, 2002, the Company filed a Form 8-K (dated December 10,
     2002) reporting under Item 9, Regulation FD Disclosure, the announcement of the acquisition of three office buildings known as The Lakes on Post Oak in Houston, Texas and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated December 10, 2002.

     On December 17, 2002, the Company filed a Form 8-K (dated December 6, 2002) reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of three office buildings known as The Lakes on Post Oak in Houston, Texas and providing under Item 7, Financial Statements and Exhibits, a notice that a statement of certain revenues and expenses and unaudited pro forma financial statements for the acquisition would be included in an amended filing within 75 days of the date of the acquisition.

     On December 23, 2002, the Company filed a Form 8-K (dated December 18,
     2002) reporting under Item 9, Regulation FD Disclosure, the announcement of the closing of an $85 million mortgage loan on the Company's Three Ravinia Drive property in Atlanta, Georgia and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated December 18, 2002.

(c)  The following exhibits are filed as part of this report:

    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    1            Underwriting  Agreement dated December 12, 1997, between Koger Equity,  Inc. and J.P. Morgan Securities,  Inc.,
                 Bear Stearns and Company, Inc. and BT Alex Brown Incorporated,  as Representatives of the several underwriters.
                 Incorporated  by reference to Exhibit 1 of the Form 8-K,  dated  December 12, 1997,  filed by the Registrant on
                 December 15, 1997 (File No. 1-9997).
    1(a)         Underwriting  Agreement dated March 24, 1998,  between Koger Equity,  Inc. and Wheat,  First  Securities,  Inc.
                 Incorporated by reference to Exhibit 1 of the Form 8-K, dated March 24, 1998,  filed by the Registrant on March
                 30, 1998 (File No. 1-9997).
    2            Agreement  and Plan of Merger,  dated as of December  21, 1993 between the Company and Koger  Properties,  Inc.
                 Incorporated  by reference to Exhibit 2 of Form 10-K filed by the  Registrant for the period ended December 31,
                 1993 (File No. 1-9997).
    3(a)         Articles of Amendment and Restatement of Articles of  Incorporation  of Koger Equity,  Inc., dated May 18, 2000.
                 Incorporated  by  reference  to Exhibit 3(a) of the Form 10-Q filed by the  Registration  for the quarter  ended
                 September 30, 2000 (File No. 1-9997).
    3(b)         Koger  Equity,  Inc.  By Laws,  as Amended and  Restated on February  17,  2000.  Incorporated  by reference to
                 Exhibit  3(b) of the Form 10-Q filed by the  Registrant  for the  quarter  ended  September  30, 2000 (File No.
                 1-9997).
    4(a)         Common Stock  Certificate  of Koger  Equity,  Inc.  Incorporated  by reference to Exhibit 4(a) of the Form 10-Q filed by the Registrant for the quarter ended June 30, 2001 (File No. 1-9997).
    4(b)(1)(A)   Koger  Equity,  Inc.  Rights  Agreement  (the "Rights  Agreement")  dated as of September  30, 1990 between the
                 Company and Wachovia Bank and Trust Company,  N.A. as Rights Agent  ("Wachovia").  Incorporated by reference to
                 Exhibit 1 to a Registration Statement on Form 8-A, dated October 3, 1990 (File No. 1-9997).
    4(b)(1)(B)   First  Amendment  to the Rights  Agreement,  dated as of March 22,  1993,  between  the Company and First Union
                 National Bank of North  Carolina,  as Rights Agent ("First  Union"),  entered into for the purpose of replacing
                 Wachovia.  Incorporated  by  reference  to Exhibit  4(b)(4) of the Form 10-Q  filed by the  Registrant  for the quarter ended March 31, 1993 (File No. 1-9997).
    4(b)(1)(C)   Second Amendment to the Rights Agreement,  dated as of December 21, 1993,  between the Company and First Union.
                 Incorporated  by  reference  to  Exhibit 5 to an  Amendment  on Form  8-A/A,  dated  December  21,  1993,  to a
                 Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).
    4(b)(1)(D)   Third  Amendment  to Rights  Agreement,  dated as of October 10, 1996,  between  Koger  Equity,  Inc. and First
                 Union.  Incorporated  by reference to Exhibit 6 to an Amendment  on Form 8-A/A,  dated  November 7, 1996,  to a
                 Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).
    4(b)(1)(E)   Fourth  Amendment to Rights  Agreement,  dated as of February 27, 1997,  between Koger  Equity,  Inc. and First
                 Union.  Incorporated  by  reference to Exhibit 8 to an  Amendment  on Form 8-A/A,  dated March 17,  1997,  to a
                 Registration Statement of the Registrant on Form 8-A, dated October 3, 1990 (File No. 1-9997).
    4(b)(1)(F)   Fifth  Amendment to Rights  Agreement,  dated as of November 23, 1999,  between Koger Equity,  Inc. and Norwest
                 Bank Minnesota,  National  Association,  as successor Rights Agent.  Incorporated by reference to Exhibit 11 to an Amendment on Form 8-A/A,  dated  November 23, 1999, to a  Registration  Statement of the  Registrant on Form
                 8-A, dated October 3, 1990 (File No. 1-9997).
    4(b)(1)(G)   Sixth Amendment to Rights Agreement,  dated as of August 17, 2000,  between Koger Equity,  Inc. and Wells Fargo
                 Bank Minnesota,  N.A., as successor Rights Agent.  Incorporated by reference to Exhibit 4(1) to an Amendment on
                 Form 8-A/A,  dated August 17, 2000, to the Registration  Statement of the Registrant on Form 8-A, dated January
                 28, 2000 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    4(b)(1)(H)   Seventh Amendment to the Rights Agreement between Koger Equity,  Inc. and Wells Fargo Bank Minnesota,  N.A., as
                 successor  Rights  Agent.  Incorporated  by reference  to Exhibit  4(j) to an  Amendment  on Form 8-A/A,  dated
                 December 21, 2001 (File No. 1-9997).
    4(b)(2)      Form of Common Stock Purchase Rights Certificate  (attached as Exhibit A to the Rights Agreement).  Pursuant to the  Rights  Agreement,  printed  Common  Stock  Purchase  Rights  Certificates  will not be  mailed  until the
                 Distribution Date (as defined in the Rights Agreement).
    4(b)(3)      Summary of Common Stock Purchase Rights (attached as Exhibit B to the Rights Agreement, Exhibit 4(b)(1)(A)).
    10(a)(1)(A)  Koger  Equity,  Inc.  Amended  and  Restated  1988 Stock  Option  Plan.  Incorporated  by  reference  to Exhibit
                 10(e)(1)(A) of Form 10-Q filed by the Registrant for the quarter ended June 30, 1992 (File No. 1-9997).
    10(a)(1)(B)  Form of Stock Option  Agreement  pursuant to Koger  Equity,  Inc.  Amended and Restated 1988 Stock Option Plan.
                 Incorporated  by reference to Exhibit  10(e)(2)(A)  of Form 10-Q filed by the  Registrant for the quarter ended
                 June 30, 1992 (File No. 1-9997).
    10(a)(1)(C)  Form of Amendment to Stock Option  Agreement  pursuant to Koger  Equity,  Inc.  Amended and Restated 1988 Stock
                 Option Plan.  Incorporated  by reference to Exhibit  10(a)(1)(C)  of Form 10-K filed by the  Registrant for the period ended December 31, 1996 (File No. 1-9997).
    10(a)(2)(A)  Koger  Equity,  Inc.  1993 Stock Option Plan.  Incorporated  by reference to Exhibit II to  Registrant's  Proxy
                 Statement dated June 30, 1993 (File No. 1-9997.
    10(a)(2)(B)  Form of Stock  Option  Agreement  pursuant to Koger  Equity,  Inc.  1993 Stock  Option  Plan.  Incorporated  by
                 reference to Exhibit  10(e)(3)(B)  of Form 10-K filed by the  Registrant for the period ended December 31, 1994
                 (File No. 1-9997).
    10(a)(2)(C)  Form of  Amendment  to  Stock  Option  Agreement  pursuant  to Koger  Equity,  Inc.  1993  Stock  Option  Plan.
                 Incorporated  by reference to Exhibit  10(a)(2)(C)  of Form 10-K filed by the  Registrant  for the period ended
                 December 31, 1996 (File No. 1-9997).
    10(a)(3)(A)  Koger  Equity,  Inc.  1996 Stock Option Plan.  Incorporated  by reference to Exhibit  10(a)(3)(A)  of Form 10-K filed by the Registrant for the period ended December 31, 1996 (File No. 1-9997).
    10(a)(3)(B)  Form of Stock  Option  Agreement  pursuant to Koger  Equity,  Inc.  1996 Stock  Option  Plan.  Incorporated  by
                 reference to Exhibit  10(a)(3)(B)  of Form 10-K filed by the  Registrant for the period ended December 31, 1996
                 (File No. 1-9997).
    10(a)(4)     Form of Koger Equity,  Inc.  Restricted  Stock Award effective as of May 1, 1999.  Incorporated by reference to
                 Exhibit 10(a) on Form 10-Q filed by the Registrant for the quarter ended June 30, 1999 (File No. 1-9997).
    10(a)(5)     Koger Equity,  Inc. 1998 Equity and Cash Incentive Plan, as Amended and Restated.  Incorporated by reference to
                 Exhibit A to Registrant's Proxy Statement, dated April 18, 2000 (File No. 1-9997).
    10(a)(6)     Stock  Option  Agreement  between  Koger  Equity,  Inc. and Thomas J.  Crocker,  dated as of February 17, 2000.
                 Incorporated  by reference to Exhibit  10(a)(6) of Form 10-Q filed by the Registrant for the quarter ended June
                 30, 2000 (File No. 1-9997).
    10(a)(7)     Stock  Option  Agreement  between  Koger  Equity,  Inc.  and Robert E.  Onisko,  dated as of February 17, 2000.
                 Incorporated  by reference to Exhibit  10(b)(6) of Form 10-Q filed by the Registrant for the quarter ended June
                 30, 2000 (File No. 1-9997).
    10(b)        Reserved.
    10(c)        License  Agreement,  dated as of July 28, 1995,  between Koger  Equity,  Inc. and Koger Realty  Services,  Inc.
                 Incorporated  by reference to Exhibit 10(v) of Form 10-Q filed by the Registrant for the quarter ended June 30,
                 1995 (File No.  1-9997).
    10(d)(1)     Amended and Restated  Supplemental  Executive  Retirement Plan,  effective as of May 20, 1999.  Incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the  Registrant  for the quarter ended June 30, 1999 (File No.
                 1-9997).

    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(d)(2)     Amendment No. 1 to Supplemental  Executive Retirement Plan, effective June 21, 1996.  Incorporated by reference to Exhibit  10(d)(2) of Form 10-K filed by the  Registrant  for the period  ended  December  31, 1997 (File No.
                 1-9997).
    10(d)(3)     Amendment No. 2 to Supplemental  Executive Retirement Plan,  effective May 19, 1998.  Incorporated by reference to Exhibit  10(d)(3) of Form 10-K filed by the  Registrant  for the period  ended  December  31, 1998 (File No.
                 1-9997).
    10(d)(4)     Amendment No. 3 to Supplemental  Executive Retirement Plan,  effective May 19, 1998.  Incorporated by reference to Exhibit  10(d)(4) of the Form 10-K filed by the  Registrant for the period ended December 31, 1998 (File No.
                 1-9997).
    10(e)        Form of  Indemnification  Agreement  between Koger Equity,  Inc. and its Directors and certain of its officers.
                 Incorporated  by reference to Exhibit 10(x) of Form 10-K filed by the  Registrant  for the year ended  December
                 31, 1995 (File No. 1-9997).
    10(f)(1)(A)  Amended and Restated  Employment  Agreement between Koger Equity,  Inc. and Victor A. Hughes,  Jr. effective as of April 1, 1998.  Incorporated  by reference to Exhibit  10(f)(1) of Form 10-K filed by the Registrant for the period ended December 31, 1998 (File No. 1-9997).
    10(f)(1)(B)  Amended and Restated  Employment  Agreement  between  Koger Equity,  Inc. and James C. Teagle,  effective as of
                 April 1, 1998.  Incorporated  by reference  to Exhibit  10(f)(2) of Form 10-K filed by the  Registrant  for the period ended December 31, 1998 (File No. 1-9997).
    10(f)(1)(C)  Employment  Agreement  between  Koger  Equity,  Inc.  and  David B.  Hiley,  effective  as of  April  1,  1998.
                 Incorporated  by  reference  to Exhibit  10(f)(3)  of Form 10-K filed by the  Registrant  for the period  ended
                 December 31, 1998 (File No. 1-9997).
    10(f)(1)(D)  Employment  Agreement  between  Koger  Equity,  Inc.  and  Thomas  J.  Crocker,  effective  January  17,  2000.
                 Incorporated  by reference to Exhibit  10(a)(1) of Form 10-Q filed by the Registrant for the quarter ended June
                 30, 2000 (File No. 1-9997).
    10(f)(1)(E)  Employment Agreement between Koger Equity, Inc. and Robert E. Onisko,  effective January 17, 2000. Incorporated by  reference  to Exhibit  10(b)(1) of Form 10-Q filed by the  Registrant  for the quarter  ended June 30, 2000
                 (File No. 1-9997).
    10(f)(2)(A)  Change of Control  Agreement  between Koger  Equity,  Inc. and Victor A. Hughes,  Jr.,  effective as of May 20,
                 1999.  Incorporated  by reference to Exhibit 10(c) of Form 10-Q filed by the  Registrant  for the quarter ended
                 June 30, 1999 (File No. 1-9997).
    10(f)(2)(B)  Change of Control  Agreement  between  Koger  Equity,  Inc. and James C.  Teagle,  effective as of May 20, 1999.
                 Incorporated  by reference to Exhibit 10(d) of Form 10-Q filed by the  Registrant for the quarter ended June 30,
                 1999 (File No. 1-9997).
    10(f)(2)(C)  Change of Control  Agreement  between  Koger  Equity,  Inc.  and David B. Hiley,  effective as of May 20, 1999.
                 Incorporated  by reference to Exhibit 10(e) of Form 10-Q filed by the Registrant for the quarter ended June 30,
                 1999 (File No. 1-9997).
    10(f)(3)(A)  Promissory  Note (No Recourse Note),  dated as of February 17, 2000,  executed by Thomas J. Crocker as maker in favor of Koger  Equity,  Inc. as lender.  Incorporated  by reference to Exhibit  10(a)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
    10(f)(3)(B)  Promissory Note (25% Recourse Note),  dated as of February 17, 2000,  executed by Thomas J. Crocker as maker in favor of Koger  Equity,  Inc. as lender.  Incorporated  by reference to Exhibit  10(a)(3) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
    10(f)(3)(C)  Stock Pledge  Security  Agreement  between Koger Equity,  Inc. and Thomas J. Crocker,  dated as of February 17,
                 2000.  Incorporated  by  reference  to Exhibit  10(a)(4) of Form 10-Q filed by the  Registrant  for the quarter ended June 30, 2000 (File No. 1-9997).
    10(f)(3)(D)  Stock Purchase and Loan Agreement  between Thomas J. Crocker and Koger Equity,  Inc.,  dated as of February 17,
                 2000.  Incorporated  by  reference  to Exhibit  10(a)(5) of Form 10-Q filed by the  Registrant  for the quarter ended June 30, 2000 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(f)(4)(A)  Promissory  Note (No Recourse  Note),  dated as of February 17, 2000,  executed by Robert E. Onisko as maker in favor of Koger  Equity,  Inc. as lender.  Incorporated  by reference to Exhibit  10(b)(2) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
    10(f)(4)(B)  Promissory  Note (25% Recourse Note),  dated as of February 17, 2000,  executed by Robert E. Onisko as maker in favor of Koger  Equity,  Inc. as lender.  Incorporated  by reference to Exhibit  10(b)(3) of Form 10-Q filed by the Registrant for the quarter ended June 30, 2000 (File No. 1-9997).
    10(f)(4)(C)  Stock Pledge  Security  Agreement  between  Koger Equity,  Inc. and Robert E. Onisko,  dated as of February 17,
                 2000.  Incorporated  by  reference  to Exhibit  10(b)(4) of Form 10-Q filed by the  Registrant  for the quarter ended June 30, 2000 (File No. 1-9997).
    10(f)(4)(D)  Stock Purchase and Loan Agreement  between  Robert E. Onisko and Koger Equity,  Inc.,  dated as of February 17,
                 2000.  Incorporated  by  reference  to Exhibit  10(b)(5) of Form 10-Q filed by the  Registrant  for the quarter ended June 30, 2000 (File No. 1-9997).
    10(g)        Reserved.
    10(h)(1)(A)  Loan  Application,  dated July 29,  1996,  by Koger  Equity,  Inc. to The  Northwestern  Mutual Life  Insurance
                 Company.  Incorporated  by reference to Exhibit  10(j)(1) on Form 8-K,  dated  December 16, 1996,  filed by the
                 Registrant on March 10, 1997 (File No. 1-9997).
    10(h)(1)(B)  Master Loan Agreement,  made as of December 6, 2001,  between Koger Equity,  Inc. and The  Northwestern  Mutual
                 Life Insurance Company.   Incorporated by reference to Exhibit 10(a) on Form
                 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(2)(A)  Koger Equity,  Inc. Tranche A Promissory Note, dated December 16, 1996, in the principal amount of $100,500,000 payable to The Northwestern  Mutual Life Insurance  Company.  Incorporated by reference to Exhibit  10(j)(2)(A)
                 on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
    10(h)(2)(B)  Koger Equity,  Inc.  Tranche B Promissory  Note, dated December 16, 1996, in the principal amount of $89,500,000 payable to The Northwestern  Mutual Life Insurance Company.  Incorporated by reference to Exhibit 10(j)(2)(B) on
                 Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
    10(h)(2)(C)  Koger Equity,  Inc.  Tranche C Promissory Note, dated September 2, 1999, in the principal amount of $14,700,000 payable to The  Northwestern  Mutual Life Insurance  Company.  Incorporated by reference to Exhibit 10(j)(6) on
                 Form 8-K, dated September 2, 1999, filed by the Registrant on November  17, 1999 (File No. 1-9997)
    10(h)(2)(D)  Koger Equity,  Inc.  Tranche D Promissory Note, dated September 2, 1999, in the principal amount of $30,300,000 payable to The  Northwestern  Mutual Life Insurance  Company.  Incorporated by reference to Exhibit 10(j)(7) on
                 Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).
    10(h)(2)(E)  First  Amendment  of Tranche B Promissory  Note,  dated August 11, 2000,  between  Koger  Equity,  Inc. and The
                 Northwestern  Mutual Life  Insurance  Company.  Incorporated  by reference to Exhibit  10(j)(2)(E) of Form 10-Q filed by the Registrant for the quarter ended September 30, 2000 (File No. 1-9997).
    10(h)(2)(F)  Third  Amendment to Tranche A Promissory  Note,  dated  December 6, 2001,  between Koger  Equity,  Inc. and The
                 Northwestern  Mutual Life  Insurance  Company.  Incorporated  by reference to Exhibit 10(b) on Form 8-K,  dated
                 December 6, 2001, filed by the Registrant on March 21, 2002 (File No.
                 1-9997).
    10(h)(2)(G)  Second  Amendment to Tranche B Promissory  Note,  dated  December 6, 2001,  between Koger Equity,  Inc. and The
                 Northwestern  Mutual Life  Insurance  Company.  Incorporated  by reference to Exhibit 10(c) on Form 8-K,  dated
                 December 6, 2001, filed by the Registrant on March 21, 2002 (File No.
                 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(h)(2)(H)  First  Amendment to Tranche C Promissory  Note,  dated  December 6, 2001,  between Koger  Equity,  Inc. and The
                 Northwestern  Mutual Life  Insurance  Company.  Incorporated  by reference to Exhibit 10(d) on Form 8-K,  dated
                 December 6, 2001, filed by the Registrant on March 21, 2002 (File No.
                 1-9997).
    10(h)(2)(I)  First  Amendment to Tranche D Promissory  Note,  dated  December 6, 2001,  between Koger  Equity,  Inc. and The
                 Northwestern  Mutual Life  Insurance  Company.  Incorporated  by reference to Exhibit 10(e) on Form 8-K,  dated
                 December 6, 2001, filed by the Registrant on March 21, 2002 (File No.
                 1-9997).
    10(h)(3)(A)  Master Lien  Instrument  from Koger Equity,  Inc. to The  Northwestern  Mutual Life  Insurance  Company,  dated
                 December 16, 1996,  (1) with Mortgage and Security  Agreement for Duval,  Leon,  Orange and Pinellas  Counties,
                 Florida and (2) with Deed of Trust and  Security  Agreement  for  Greenville  County,  South  Carolina,  Shelby
                 County,  Tennessee  and  Bexar,  El Paso and Travis  Counties,  Texas.  Incorporated  by  reference  to Exhibit
                 10(j)(3)(A) on Form 8-K, dated December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
    10(h)(3)(B)  Master Lien  Instrument  from Koger Equity,  Inc. to The  Northwestern  Mutual Life  Insurance  Company,  dated
                 September 2, 1999, for Duval, Leon, Orange and Pinellas Counties,  Florida,  Greenville County, South Carolina,
                 Shelby County,  Tennessee, and Bexar, El Paso and Travis Counties,  Texas. Incorporated by reference to Exhibit
                 10(j)(8) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).
    10(h)(3)(C)  Leasehold Deed of Trust and Security Agreement,  dated September 2, 1999, between Koger Equity,  Inc., and John
                 S. Shoaf, Jr.  ("Trustee"),  and The Northwestern  Mutual Life Insurance Company for Shelby County,  Tennessee.
                 Incorporated by reference to Exhibit  10(j)(9) on Form 8-K, dated September 2, 1999, filed by the Registrant on
                 November 17, 1999 (File No. 1-9997).
    10(h)(3)(D)  IDB Deed of Trust and Security Agreement,  dated September 2, 1999, between the Industrial Development Board of the City of Memphis and County of Shelby,  Koger Equity,  Inc.,  and Trustee and The  Northwestern  Mutual Life
                 Insurance  Company for Shelby County,  Tennessee.  Incorporated by reference to Exhibit  10(j)(10) on Form 8-K, dated September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).
    10(h)(3)(E)  Consolidation,  Amendment and  Restatement  of Mortgage and Security  Agreement and Spreader  Agreement,  dated
                 December 6, 2001, between Koger Equity,  Inc. and The Northwestern  Mutual Life Insurance  Company,  for Orange
                 County,  Florida.  Incorporated by reference to Exhibit 10(h) on Form 8-K, dated December 6, 2001, filed by the
                 Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(3)(F)  Consolidation,  Amendment and  Restatement  of Mortgage and Security  Agreement and Spreader  Agreement,  dated
                 December 6, 2001, between Koger Equity, Inc. and The Northwestern  Mutual Life Insurance Company,  for Pinellas
                 County,  Florida.  Incorporated by reference to Exhibit 10(i) on Form 8-K, dated December 6, 2001, filed by the
                 Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(3)(G)  Consolidation,  Amendment and  Restatement  of Mortgage and Security  Agreement and Spreader  Agreement,  dated
                 December 6, 2001,  between Koger Equity,  Inc. and The Northwestern  Mutual Life Insurance  Company,  for Duval
                 County, Florida.  Incorporated by reference to Exhibit 10(j) on Form
                  8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(3)(H)  Consolidation,  Amendment and Restatement of Mortgage and Security  Agreement,  dated December 6, 2001, between
                 Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Leon County,  Florida.  Incorporated
                 by reference to Exhibit 10(k) on Form 8-K,  dated  December 6, 2001,  filed by the Registrant on March 21, 2002
                 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(h)(3)(I)  Consolidation,  Amendment and  Restatement  of Deed of Trust and Security  Agreement,  dated  December 6, 2001, between Koger Equity,  Inc. and Robert J. Pinstein  ("Trustee"),  and The  Northwestern  Mutual Life  Insurance
                 Company, for Shelby County,  Tennessee.  Incorporated by reference to Exhibit 10(l) on Form 8-K, dated December
                 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(3)(J)  Amendment and  Restatement of IDB Deed of Trust and Security  Agreement,  dated  December 6, 2001,  between The
                 Industrial  Development  Board of the City of Memphis and County of Shelby,  Koger  Equity,  Inc. and Robert J.
                 Pinstein and The Northwestern  Mutual Life Insurance  Company,  for Shelby County,  Tennessee.  Incorporated by
                 reference to Exhibit  10(m) on Form 8-K,  dated  December 6, 2001,  filed by the  Registrant  on March 21, 2002
                 (File No. 1-9997).
    10(h)(3)(K)  Amendment and Restatement of Leasehold Deed of Trust and Security  Agreement,  dated December 6, 2001,  between
                 Koger Equity,  Inc. and Robert J. Pinstein,  and The  Northwestern  Mutual Life Insurance  Company,  for Shelby
                 County,  Tennessee.  Incorporated  by reference to Exhibit 10(n) on Form 8-K, dated December 6, 2001,  filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(3)(L)  Mortgage and Security  Agreement,  dated  December 6, 2001,  between  Koger Equity,  Inc. and The  Northwestern
                 Mutual Life Insurance  Company,  for Seminole  County,  Florida.  Incorporated by reference to Exhibit 10(o) on
                 Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(3)(M)  Deed to Secure Debt and  Security  Agreement,  dated  December 6, 2001,  between  Koger  Equity,  Inc.  and The
                 Northwestern Mutual Life Insurance Company,  for DeKalb County,  Georgia.  Incorporated by reference to Exhibit
                 10(p) on Form 8-K, dated December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(3)(N)  Deed to Secure Debt and  Security  Agreement,  dated  December 6, 2001,  between  Koger  Equity,  Inc.  and The
                 Northwestern  Mutual Life  Insurance  Company,  for  Gwinnett  County,  Georgia.  Incorporated  by reference to
                 Exhibit  10 (q) on Form 8-K,  dated  December  6, 2001,  filed by the  Registrant  on March 21,  2002 (File No.
                 1-9997).
    10(h)(4)(A)  Environmental  Indemnity  Agreement,  dated December 16, 1996, between Koger Equity,  Inc. and The Northwestern
                 Mutual Life  Insurance  Company and others.  Incorporated  by reference to Exhibit  10(j)(4) on Form 8-K, dated
                 December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
    10(h)(4)(B)  Environmental  Indemnity  Agreement,  dated September 2, 1999, between Koger Equity,  Inc. and The Northwestern
                 Mutual Life Insurance  Company and others.  Incorporated  by reference to Exhibit  10(j)(12) on Form 8-K, dated
                 September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).
    10(h)(4)(C)  First Amendment to Environmental  Indemnity  Agreement,  dated December 6, 2001, between Koger Equity, Inc. and
                 The Northwestern  Mutual Life Insurance Company.  Incorporated by reference to Exhibit 10(f) on Form 8-K, dated
                 December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(4)(D)  Third Amendment to Environmental  Indemnity  Agreement,  dated December 6, 2001, between Koger Equity, Inc. and
                 The Northwestern  Mutual Life Insurance Company.  Incorporated by reference to Exhibit 10(g) on Form 8-K, dated
                 December 6, 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(5)(A)  Certificate  of  Borrower  contained  in letter,  dated  December  16,  1996,  from Koger  Equity,  Inc. to The
                 Northwestern  Mutual Life Insurance  Company.  Incorporated by reference to Exhibit 10(j)(5) on Form 8-K, dated
                 December 16, 1996, filed by the Registrant on March 10, 1997 (File No. 1-9997).
    10(h)(5)(B)  Certificate  of  Borrower  contained  in letter,  dated  September  2, 1999,  from Koger  Equity,  Inc.  to The
                 Northwestern  Mutual Life Insurance Company.  Incorporated by reference to Exhibit 10(j)(13) on Form 8-K, dated
                 September 2, 1999, filed by the Registrant on November 17, 1999 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(h)(5)(C)  Certification of Borrower,  dated December 3, 2001, from Koger Equity,  Inc. to The Northwestern  Mutual Life
                 Insurance  Company.  Incorporated  by reference to Exhibit 10(aa) on Form 8-K, dated December 6, 2001,  filed by the Registrant on March 21, 2002 (File No. 1-9997).
    10(h)(6)(A)  Absolute  Assignment  of Leases and Rents from Koger Equity,  Inc. to The  Northwestern  Mutual Life  Insurance
                 Company,  dated December 16, 1996, for Duval, Leon, Orange and Pinellas Counties,  Florida,  Greenville County,
                 South Carolina,  Shelby County,  Tennessee,  and Bexar,  El Paso and Travis  Counties,  Texas.  Incorporated by
                 reference to Exhibit  10(j)(3)(B) on Form 8-K,  dated  December 16, 1996,  filed by the Registrant on March 10,
                 1997 (File No. 1-9997).
    10(h)(6)(B)  Absolute  Assignment  of Leases and Rents from Koger Equity,  Inc. to The  Northwestern  Mutual Life  Insurance
                 Company,  dated September 2, 1999, for Duval, Leon, Orange and Pinellas Counties,  Florida,  Greenville County,
                 South Carolina,  Shelby County,  Tennessee,  and Bexar,  El Paso and Travis  Counties,  Texas.  Incorporated by
                 reference to Exhibit  10(j)(11) on Form 8-K, dated  September 2, 1999,  filed by the Registrant on November 17,
                 1999 (File No. 1-9997).
    10(h)(6)(C)  Consolidation  and Amendment of Absolute  Assignment  of Leases and Rents,  dated  December 6, 2001,  between
                 Koger  Equity,  Inc.  and The  Northwestern  Mutual  Life  Insurance  Company,  for Orange  County,  Florida.
                 Incorporated  by reference to Exhibit 10(r) on Form 8-K, dated  December 6, 2001,  filed by the Registrant on
                 March 21, 2002 (File No. 1-9997).
    10(h)(6)(D)  Consolidation  and Amendment of Absolute  Assignment  of Leases and Rents,  dated  December 6, 2001,  between
                 Koger  Equity,  Inc. and The  Northwestern  Mutual Life  Insurance  Company,  for Pinellas  County,  Florida.
                 Incorporated  by reference to Exhibit 10(s) on Form 8-K, dated  December 6, 2001,  filed by the Registrant on
                 March 21, 2002 (File No. 1-9997).
    10(h)(6)(E)  Consolidation  and Amendment of Absolute  Assignment  of Leases and Rents,  dated  December 6, 2001,  between
                 Koger  Equity,  Inc.  and The  Northwestern  Mutual  Life  Insurance  Company,  for  Duval  County,  Florida.
                 Incorporated  by reference to Exhibit 10(t) on Form 8-K, dated  December 6, 2001,  filed by the Registrant on
                 March 21, 2002 (File No. 1-9997).
    10(h)(6)(F)  Consolidation  and Amendment of Absolute  Assignment  of Leases and Rents,  dated  December 6, 2001,  between
                 Koger  Equity,  Inc.  and  The  Northwestern  Mutual  Life  Insurance  Company,  for  Leon  County,  Florida.
                 Incorporated  by reference to Exhibit 10(u) on Form 8-K, dated  December 6, 2001,  filed by the Registrant on
                 March 21, 2002 (File No. 1-9997).
    10(h)(6)(G)  Consolidation  and Amendment of Absolute  Assignment  of Leases and Rents,  dated  December 6, 2001,  between
                 Koger  Equity,  Inc. and The  Northwestern  Mutual Life  Insurance  Company,  for Shelby  County,  Tennessee.
                 Incorporated  by reference to Exhibit 10(v) on Form 8-K, dated  December 6, 2001,  filed by the Registrant on
                 March 21, 2002 (File No. 1-9997).
    10(h)(6)(H)  Absolute  Assignment  of Leases and Rents,  dated  December  6, 2001,  between  Koger  Equity,  Inc.  and The
                 Northwestern  Mutual Life Insurance  Company,  for Seminole  County,  Florida.  Incorporated  by reference to
                 Exhibit  10(w) on Form 8-K,  dated  December  6, 2001,  filed by the  Registrant  on March 21, 2002 (File No.
                 1-9997).
    10(h)(6)(I)  Absolute  Assignment  of Leases and Rents,  dated  December  6, 2001,  between  Koger  Equity,  Inc.  and The
                 Northwestern  Mutual Life  Insurance  Company,  for DeKalb  County,  Georgia.  Incorporated  by  reference to
                 Exhibit  10(x) on Form 8-K,  dated  December  6, 2001,  filed by the  Registrant  on March 21, 2002 (File No.
                 1-9997).
    10(h)(6)(J)  Absolute  Assignment  of Leases and Rents,  dated  December  6, 2001,  between  Koger  Equity,  Inc.  and The
                 Northwestern  Mutual Life Insurance  Company,  for Gwinnett  County,  Georgia.  Incorporated  by reference to
                 Exhibit  10(y) on Form 8-K,  dated  December  6, 2001,  filed by the  Registrant  on March 21, 2002 (File No.
                 1-9997).
    10(h)7       Side Letter Regarding Land Use Opinion,  dated December 6, 2001, from Koger Equity,  Inc. to The Northwestern
                 Mutual Life  Insurance  Company.  Incorporated  by reference to Exhibit 10(z) on Form 8-K,  dated December 6,
                 2001, filed by the Registrant on March 21, 2002 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(i)(1)     The Revolving Credit Loan Agreement dated as of December 28, 2001 among Koger Equity, Inc. and
                 Fleet National Bank, as Arranger and  Administrative  Agent,  and Wells Fargo Bank,  National  Association,  as
                 Syndication  Agent,  and The Lenders Party Hereto.  Incorporated by reference to Exhibit  10(a)(1) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(2)(A)  The  Revolving  Credit Note dated January 8, 2002 issued by Koger  Equity,  Inc. to Fleet  National Bank in the
                 principal  amount of up to  $55,000,000.  Incorporated  by reference to Exhibit  10(a)(2)(A) on Form 8-K, dated
                 December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(2)(B)  The Revolving  Credit Note dated December 28, 2001 issued by Koger Equity,  Inc. to Wells Fargo Bank,  National
                 Association,  in the principal  amount of up to $40,000,000.  Incorporated by reference to Exhibit  10(a)(2)(B)
                 on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(2)(C)  The  Revolving  Credit Note dated  December 28, 2001 issued by Koger  Equity,  Inc. to Compass Bank, an Alabama banking  corporation,  in the  principal  amount of up to  $20,000,000.  Incorporated  by  reference to Exhibit
                 10(a)(2)(C)  on Form 8-K,  dated  December 28,  2001,  filed by the  Registrant  on February 28, 2002 (File No.
                 1-9997).
    10(i)(2)(D)  The Revolving Credit Note dated January 8, 2002 issued by Koger Equity,  Inc. to Comerica Bank in the principal amount of up to $10,000,000.  Incorporated by reference to Exhibit  10(a)(2)(D) on Form 8-K, dated December 28,
                 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(2)(E)  The  Swingline  Note dated  December  28,  2001 issued by Koger  Equity,  Inc.  to Fleet  National  Bank in the
                 principal  amount of up to  $2,500,000.  Incorporated  by reference to Exhibit  10(a)(2)(E)  on Form 8-K, dated
                 December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(3)(A)  The Deed to Secure Debt and Security  Agreement  dated as of December 28, 2001  relating to that portion of the
                 Collateral  located in the State of Georgia  granted by Koger  Equity,  Inc.  to, and in favor of, the Lenders.
                 Incorporated by reference to Exhibit  10(a)(3)(A) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(3)(B)  The Deed of Trust and  Security  Agreement  dated as of  December  28,  2001  relating  to that  portion of the
                 Collateral  located in the State of North  Carolina  granted  by Koger  Equity,  Inc.  to, and in favor of, the
                 Lenders.  Incorporated by reference to Exhibit  10(a)(3)(B) on Form 8-K, dated December 28, 2001,  filed by the
                 Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(3)(C)  The Mortgage and Security  Agreement  dated as of December 28, 2001 relating to that portion of the  Collateral located in the State of Florida granted by Koger Equity, Inc. to, and in favor of, the Lenders.
                 Incorporated by reference to Exhibit  10(a)(3)(C) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(4)(A)  The  Assignment  of Leases and Rents dated as of December 28, 2001  relating to that portion of the  Collateral located in the State of Georgia  granted by Koger Equity,  Inc. to, and in favor of, the Lenders.  Incorporated by reference to Exhibit  10(a)(4)(A) on Form 8-K, dated December 28, 2001,  filed by the Registrant on February
                 28, 2002 (File No. 1-9997).
     10(i)(4)(B) The  Assignment  of Leases and Rents dated as of December 28, 2001  relating to that portion of the  Collateral located  in the State of North  Carolina  granted by Koger  Equity,  Inc.  to,  and in favor of,  the  Lenders.
                 Incorporated by reference to Exhibit  10(a)(4)(B) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(4)(C)  The  Assignment  of Leases and Rents dated as of December 28, 2001  relating to that portion of the  Collateral located in the State of Florida granted by Koger Equity, Inc. to, and in favor of, the Lenders.
                 Incorporated by reference to Exhibit  10(a)(4)(C) on Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(i)(5)(A)  The Indemnity Agreement Regarding Hazardous Materials,  dated as of December 28, 2001, relating to that portion of the Collateral  located in the State of Georgia.  Incorporated  by reference to Exhibit  10(a)(5)(A) on Form
                 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(5)(B)  The Indemnity Agreement Regarding Hazardous Materials,  dated as of December 28, 2001, relating to that portion of the Collateral located in the State of North Carolina.  Incorporated by reference to Exhibit  10(a)(5)(B) on
                 Form 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(5)(C)  The Indemnity Agreement Regarding Hazardous Materials,  dated as of December 28, 2001, relating to that portion of the Collateral  located in the State of Florida.  Incorporated  by reference to Exhibit  10(a)(5)(C) on Form
                 8-K, dated December 28, 2001, filed by the Registrant on February 28, 2002 (File No. 1-9997).
    10(i)(6)     First  Amendment to Revolving  Credit Loan  Agreement  Among Koger  Equity,  Inc. and Fleet  National  Bank, as
                 Arranger and  Administrative  Agent,  and Wells Fargo Bank,  National  Association,  as Syndication  Agent, and
                 Commerzbank  AG, New York and Grand Cayman  Branches,  as  Documentation  Agent,  and The Lenders Party Hereto,
                 dated as of April 5, 2002.  Incorporated by reference to Exhibit 10 on Form 8-K, dated April 5, 2002,  filed by the Registrant on June 6, 2002 (File No. 1-9997).
    10(i)(7)(A)  Second  Amendment to Revolving  Credit Loan  Agreement  Among Koger Equity,  Inc. and Fleet  National  Bank, as
                 Arranger and  Administrative  Agent,  and Wells Fargo Bank,  National  Association,  as Syndication  Agent, and
                 Commerzbank  AG, New York and Grand Cayman  Branches,  as  Documentation  Agent,  and The Lenders Party Hereto,
                 dated as of June 10, 2002.
                 Incorporated  by reference to Exhibit 10(a) on Form 8-K,  dated June 10, 2002,  filed by the Registrant on June
                 21, 2002 (File No. 1-9997).
    10(i)(7)(B)  Deed to Secure Debt and Security  Agreement,  dated as of June 10, 2002,  between Koger Ravinia,  LLC and Fleet
                 National Bank, a national  banking  association.  Incorporated by reference to Exhibit 10(b) on Form 8-K, dated
                 June 10, 2002, filed by the Registrant on June 21, 2002 (File No. 1-9997).
    10(i)(7)(C)  Guaranty,  dated as of June 10, 2002, by Koger  Ravinia,  LLC of debt of Koger  Equity,  Inc. in favor of Fleet
                 National Bank, a national banking association,  and others.  Incorporated by reference to Exhibit 10(c) on Form
                 8-K, dated June 10, 2002, filed by the Registrant on June 21, 2002 (File No. 1-9997).
    10(i)(7)(D)  Assignment of Leases and Rents,  dated as of June 10, 2002, by Koger  Ravinia,  LLC to Fleet  National  Bank, a
                 national banking  association,  and others.  Incorporated by reference to Exhibit 10(d) on Form 8-K, dated June
                 10, 2002, filed by the Registrant on June 21, 2002 (File No. 1-9997).
    10(i)(7)(E)  Indemnity Agreement Regarding Hazardous  Materials,  dated as of June 10, 2002, by Koger Equity, Inc. and Koger
                 Ravinia,  LLC for the benefit of Lenders under a certain  Revolving  Credit Loan Agreement,  dated December 28,
                 2001,  and as amended  April 5, 2002,  and June 10,  2002,  and as may be  further  amended  from time to time.
                 Incorporated  by reference to Exhibit 10(e) on Form 8-K,  dated June 10, 2002,  filed by the Registrant on June
                 21, 2002 (File No. 1-9997).
    10(i)(8)(A)  Third  Amendment to Revolving  Credit Loan  Agreement  Among Koger  Equity,  Inc. and Fleet  National  Bank, as
                 Arranger and Administrative  Agent, and Wells Fargo Bank, National  Association,  as Syndication Agent, Compass
                 Bank,  Commerzbank AG, New York and Grand Cayman Branches,  as Documentation Agent, and Comerica Bank, dated as of  December  16,  2002 (the  "Agreement").  Incorporated  by  reference  to Exhibit  10(a) on Form 8-K,  dated
                 December 16, 2002, filed by the Registrant on January 29, 2003 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(i)(8)(B)  Revolving  Credit Note,  dated  December 16, 2002 in the  principal  amount of up to  $50,000,000  executed and delivered in connection  with the  Agreement.  Incorporated  by reference to Exhibit  10(b) on Form 8-K,  dated
                 December 16, 2002, filed by the Registrant on January 29, 2003 (File No. 1-9997).
    10(i)(8)(C)  Revolving  Credit Note,  dated  December 16, 2002 in the  principal  amount of up to  $50,000,000  executed and delivered in connection  with the  Agreement.  Incorporated  by reference to Exhibit  10(c) on Form 8-K,  dated
                 December 16, 2002, filed by the Registrant on January 29, 2003 (File No. 1-9997).
    10(j)        Management  Agreement,  dated June 16, 2000,  between Koger  Equity,  Inc. and Crocker  Realty  Trust,  L.P., a
                 Delaware limited  partnership.  Incorporated by reference to Exhibit 10(j) of Form 10-K filed by the Registrant for the period ended December 31, 2000 (File No. 1-9997).
    10(k)        Purchase and Sale  Agreement by and among Koger  Equity,  Inc., as Seller,  and AREIF II Realty Trust,  Inc., a
                 Maryland  corporation,  as Buyer, dated as of August 23, 2001.  Incorporated by reference to Exhibit 10 on Form
                 8-K, dated August 23, 2001, filed by the Registrant on August 27, 2001 (File No. 1-9997).
    10(l)(1)     Amended and Restated  Agreement of Limited  Partnership of Koger-Vanguard  Partners,  L.P., dated as of October
                 22,  1998,  between  Koger  Equity,  Inc.  as General  Partner  and  certain  persons as  Limited  Partners  of
                 Koger-Vanguard Partners, L.P. Incorporated by reference to Exhibit 12 on Form
                 8-K, dated October 22, 1998, filed by the Registrant on December 31, 1998 (File No. 1-9997).
    10(l)(2)     Agreement  Regarding  Purchase and Transfer of  Partnership  Interest dated as of January 4, 2002 between Koger
                 Equity,  Inc. and 77 Center  Investors  Limited  Partnership  and 77 Center  Investors II Limited  Partnership.
                 Incorporated  by reference to Exhibit  10(a) on Form 8-K,  dated  January 4, 2002,  filed by the  Registrant on
                 March 15, 2002 (File No. 1-9997).
    10(l)(3)     Assignment  and  Transfer  of  Partnership,  dated as of January 7, 2002  between 77 Center  Investors  Limited
                 Partnership and 77 Center  Investors II Limited  Partnership and Koger Equity,  Inc. and Koger Realty Services,
                 Inc.  Incorporated  by reference to Exhibit 10(b) on Form 8-K,  dated January 4, 2002,  filed by the Registrant on March 15, 2002 (File No. 1-9997).
    10(m)(1)     Deed to Secure Debt,  Security  Agreement and Fixture  Filing dating as of December 17, 2002 by Koger  Ravinia,
                 LLC, as Grantor,  to  Metropolitan  Life Insurance  Company,  as Grantee.  Incorporated by reference to Exhibit
                 10(a) on Form 8-K, dated December 17, 2002, filed by the Registrant on January 16, 2003 (File No. 1-9997).
    10(m)(2)     Promissory Note dated December 17, 2002 between Koger Ravinia,  LLC, and Metropolitan  Life Insurance  Company,
                 in the  principal  amount of  $85,000,000.  Incorporated  by  reference  to  Exhibit  10(b) on Form 8-K,  dated
                 December 17, 2002, filed by the Registrant on January 16, 2003 (File No. 1-9997).
    10(m)(3)     Unsecured  Indemnity  Agreement  dated  December 17, 2002 between Koger  Ravinia,  LLC, and  Metropolitan  Life
                 Insurance  Company.  Incorporated by reference to Exhibit 10(c) on Form 8-K, dated December 17, 2002,  filed by the Registrant on January 16, 2003 (File No. 1-9997).
    10(m)(4)     Assignment  of Leases dated  December 17, 2002  relating to that  portion of the  Collateral,  granted by Koger
                 Ravinia,  LLC, to, and in favor of, the  Metropolitan  Life  Insurance  Company.  Incorporated  by reference to
                 Exhibit  10(d) on Form 8-K,  dated  December 17, 2002,  filed by the  Registrant  on January 16, 2003 (File No.
                 1-9997).
    10(m)(5)     Guaranty  Agreement dated December 17, 2002, by Koger Equity,  Inc. for benefit of Metropolitan  Life Insurance
                 Company.  Incorporated  by  reference to Exhibit  10(e) on Form 8-K,  dated  December  17,  2002,  filed by the
                 Registrant on January 16, 2003 (File No. 1-9997).
    10(m)(6)     Affidavit  of  Ownership  and  Certification  of Borrower of Koger  Ravinia,  LLC,  dated  December  17,  2002.
                 Incorporated  by reference to Exhibit 10(f) on Form 8-K,  dated  December 17, 2002,  filed by the Registrant on
                 January 16, 2003 (File No. 1-9997).


    Exhibit
    Number       Description
    ------       --------------------------------------------------------------
    10(m)(7)     Subordination  of  Management/Lease  Agreement  to  Deed  dated  December  17,  2002,  by  Koger  Equity,  Inc.
                 Incorporated  by reference to Exhibit 10(g) on Form 8-K,  dated  December 17, 2002,  filed by the Registrant on
                 January 16, 2003 (File No. 1-9997).
    10(m)(8)     Letter  Agreement  Regarding  Impositions  dated December 17, 2002, of  Metropolitan  Life  Insurance  Company.
                 Incorporated  by reference to Exhibit 10(h) on Form 8-K,  dated  December 17, 2002,  filed by the Registrant on
                 January 16, 2003 (File No. 1-9997).
    10(m)(9)     Letter  Agreement  Regarding  Premiums  dated  December 17,  2002,  of  Metropolitan  Life  Insurance  Company.
                 Incorporated  by reference to Exhibit 10(i) on Form 8-K,  dated  December 17, 2002,  filed by the Registrant on
                 January 16, 2003 (File No. 1-9997).
    10(m)(10)    Assignment and Security  Agreement dated December 17, 2002,  between Koger Ravinia,  LLC, and Metropolitan Life
                 Insurance  Company.  Incorporated by reference to Exhibit 10(j) on Form 8-K, dated December 17, 2002,  filed by the Registrant on January 16, 2003 (File No. 1-9997).
    11           Earnings Per Share Computations.*
    21           Subsidiaries of the Registrant.*
    23           Independent Auditors' Consent.*
    99           Certificate of Principal Executive Officer and Principal Financial Officer.*


*Filed with this Report.

Item 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding services provided by and fees billed by the Company's principal accountants, Deloitte & Touche LLP is incorporated by reference to the section headed "Independent Certified Public Accountants" of the 2003 Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOGER EQUITY, INC.
By:      /s/Victor A. Hughes, Jr.
         ---------------------------
         Victor A. Hughes, Jr.
         Chairman of the Board
Date:    March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                         Signature                                    Title                             Date
                 /s/ Victor A. Hughes, Jr.                      Chairman of the Board                March 28, 2003
            ---------------------------------
                  (VICTOR A. HUGHES, JR.)

                 /s/ Thomas J. Crocker                         Chief Executive Officer               March 28, 2003
            ---------------------------------                       and Director
                    (THOMAS J. CROCKER)                     (Principal Executive Officer)


                 /s/ Steven A. Abney                           Vice President, Finance               March 28, 2003
            ---------------------------------        (Principal Financial and Accounting Officer)
                     (STEVEN A. ABNEY)

                 /s/ D. Pike Aloian                                   Director                       March 28, 2003
            ---------------------------------
                     (D. PIKE ALOIAN)

                 /s/ Benjamin C. Bishop                               Director                       March 28, 2003
            ---------------------------------
                    (BENJAMIN C. BISHOP)

                 /s/ David B. Hiley                                   Director                       March 28, 2003
            ---------------------------------
                     (DAVID B. HILEY)

                /s/ George F. Staudter                                Director                       March 28, 2003
            ---------------------------------
                     (GEORGE F. STAUDTER)

                   /s/ James C. Teagle                                Director                       March 28, 2003
            ---------------------------------
                    (JAMES C. TEAGLE)



                                 CERTIFICATE OF
                           PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER

Each of the undersigned hereby certifies in his capacity as an officer of Koger Equity, Inc. (the "Company") that he has reviewed this annual report and, to the best of his knowledge and belief, the annual report of the Company on Form 10-K for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, that the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the report not misleading, and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations and cash flows of the Company for such period.

Additionally, each of the undersigned are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and has:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to each of the undersigned by others within those entities; and

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) disclosed in this report, based on his most recent evaluation, and to the Company's auditors and the audit committee of the Company's board of directors:

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

          4) his conclusions about the effectiveness of the disclosure controls and procedures based on his evaluation described in b) above.


Dated:  March 28, 2003                      /s/ Thomas J. Crocker
                                            ----------------------
                                             Thomas J. Crocker
                           Chief Executive Officer (Principal Executive Officer)
                                             Koger Equity, Inc.

Dated:  March 28, 2003                       /s/ Steven A. Abney
                                             ---------------------
                                              Steven A. Abney
                                          Vice President, Finance
                                (Principal Financial and Accounting Officer)
                                             Koger Equity, Inc.