Form 10-Q
period 2003-03-31
KOGER EQUITY INC
filed 2003-05-14
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003 or

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

      225 NE MIZNER BOULEVARD, SUITE 200
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

                Class                              Outstanding at April 30, 2003
   Common Stock, $.01 par value                             21,309,133 shares







                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                                                              PAGE NO.

PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...............................................................         3

    Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets--
               March 31, 2003 and December 31, 2002.......................................................         4

            Condensed Consolidated Statements of Operations
               for the Three Months Ended
               March 31, 2003 and 2002....................................................................         5

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Three Months
               Ended March 31, 2003 ......................................................................         6

            Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2003 and 2002.........................................         7

            Notes to Condensed Consolidated Financial
               Statements for the Three Months
               Ended March 31, 2003 and 2002..............................................................         8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................................................        14

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................        17

    Item 4. Controls and Procedures ......................................................................        17

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................................        18

    Item 5.  Other Information............................................................................        18

    Item 6.  Exhibits and Reports on Form 8-K.............................................................        20

    Signatures and Certification..........................................................................    22, 23


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
  Koger Equity, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2003 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
April 18, 2003




                                           KOGER EQUITY, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited - See Independent Accountants' Report)
                                            (In thousands, except share data)

                                                                                          March 31,          December 31,
                                                                                             2003                2002
                                                                                        ------------         ------------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                               $   110,653           $   110,653
     Buildings                                                                              779,914               783,185
     Furniture and equipment                                                                  3,488                 3,320
     Accumulated depreciation                                                              (157,023)             (149,830)
                                                                                        ------------          -----------
          Operating properties, net                                                         737,032               747,328
   Undeveloped land held for investment                                                       9,995                 9,995
   Undeveloped land held for sale, net of allowance                                           3,831                 3,831
Cash and cash equivalents                                                                     5,893                 4,627
Restricted cash                                                                              13,191                13,340
Accounts receivable, net of allowance for
   uncollectible accounts of $1,331 and $1,280                                               12,657                12,183
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization                                                              595                   595
Other assets                                                                                 18,091                13,186
                                                                                        -----------           -----------
     TOTAL ASSETS                                                                       $   801,285           $   805,085
                                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                          $   431,660           $   431,698
   Accounts payable                                                                           2,486                 3,801
   Accrued real estate taxes payable                                                          4,022                   147
   Other accrued liabilities                                                                  9,969                13,435
   Dividends payable                                                                          7,458                 7,453
   Advance rents and security deposits                                                        5,678                 5,483
                                                                                        -----------           -----------
     Total Liabilities                                                                      461,273               462,017
                                                                                        -----------           -----------

Commitments and contingencies                                                                    --                    --
                                                                                        -----------           -----------

Shareholders' Equity:
   Preferred stock, $.01 par value; 50,000,000 shares
     authorized; no shares issued                                                                --                    --
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 29,835,232 and 29,826,632 shares
     issued; 21,307,636 and 21,294,894 shares outstanding                                       298                   298
   Capital in excess of par value                                                           472,253               472,156
   Notes receivable from stock sales to officers                                             (5,266)               (5,266)
   Accumulated other comprehensive loss                                                        (212)                 (212)
   Retained earnings                                                                          4,626                 7,813
   Treasury stock, at cost; 8,527,596 and 8,531,738 shares                                 (131,687)             (131,721)
                                                                                        -----------           -----------
     Total Shareholders' Equity                                                             340,012               343,068
                                                                                        -----------           -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   801,285           $   805,085
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



                                           KOGER EQUITY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited - See Independent Accountants' Report)
                                          (In thousands, except per share data)

                                                                                             Three Months
                                                                                            Ended March 31,

                                                                                            2003       2002
                                                                                         ---------  ---------
Revenues
  Rental and other rental services                                                       $  36,280  $  30,595
  Management fees                                                                              205        788
  Other                                                                                          5          3
                                                                                         ---------  ---------
      Total operating revenues                                                              36,490     31,386
                                                                                         ---------  ---------

Expenses
  Property operations                                                                       13,349     10,459
  Depreciation and amortization                                                              8,456      6,522
  General and administrative                                                                 2,943      2,510
  Direct cost of management fees                                                                86      1,011
  Other                                                                                         36         32
                                                                                         ---------  ---------
      Total operating expenses                                                              24,870     20,534
                                                                                         ---------  ---------

Operating Income                                                                            11,620     10,852
                                                                                         ---------  ---------

Other Income and Expense
  Interest                                                                                      54        145
  Mortgage and loan interest, including amortization
    of deferred loan costs of $357 and $289                                                 (7,403)    (5,795)
                                                                                         ---------- ---------
      Total other income and expense                                                        (7,349)    (5,650)
                                                                                         ---------- ---------

Income Before Gain on Sale or Disposition of
   Assets, Income Taxes and Minority Interest                                                4,271      5,202
Gain on sale or disposition of assets                                                           --          1
                                                                                         ---------  ---------
Income Before Income Taxes and Minority Interest                                             4,271      5,203
Income tax provision                                                                            --         32
                                                                                         ---------  ---------
Income Before Minority Interest                                                              4,271      5,171
Minority interest                                                                               --         20
                                                                                         ---------  ---------
Net Income                                                                               $   4,271  $   5,151
                                                                                         =========  =========

Earnings Per Share:
   Basic                                                                                 $    0.20  $    0.24
                                                                                         =========  =========
   Diluted                                                                               $    0.20  $    0.24
                                                                                         =========  =========

Weighted Average Shares:
   Basic                                                                                    21,299     21,159
                                                                                         =========  =========
   Diluted                                                                                  21,327     21,350
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



                        Common Stock       Capital      Notes      Accumulated                               Total
                        ------------      in Excess   Receivable      Other                                  Share-
                        Shares   Par       of Par     from Stock  Comprehensive    Retained     Treasury     holders'
                        Issued  Value      Value        Sales         Loss         Earnings      Stock       Equity
                        ------  -----     ---------   ---------   --------------   ---------   ---------    ----------
BALANCE,
  DECEMBER 31, 2002     29,826  $298      $472,156    $(5,266)       $(212)         $7,813      $(131,721)    $343,068

Common stock sold                               30                                                     34           64
Options exercised            9    --            67                                                                  67
Dividends declared                                                                  (7,458)                     (7,458)
Net income                                                                           4,271                       4,271
                        ------  ----      --------    --------       ------         ------      ----------    --------

BALANCE,
  MARCH 31, 2003        29,835  $298      $472,253    $(5,266)       $(212)         $4,626      $(131,687)    $340,012
                        ======  ====      ========    ========       ======         ======      ==========    ========



See notes to unaudited condensed consolidated financial statements.



                                           KOGER EQUITY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited - See Independent Accountants' Report)
                                                     (In thousands)

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                             2003              2002
                                                                                         ----------         ---------
OPERATING ACTIVITIES
   Net income                                                                            $   4,271          $   5,151
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                           8,456              6,522
     Amortization of deferred loan costs                                                       357                289
     Provision for uncollectible accounts                                                       51                 84
     Minority interest                                                                          --                 20
     Gain on sale or disposition of assets                                                      --                 (1)
     Changes in assets and liabilities:
       (Increase) decrease in receivables and other assets                                    (146)               611
       Decrease in accounts payable, accrued liabilities
         and other liabilities                                                                (711)            (1,476)
                                                                                         ----------         ---------
       Net cash provided by operating activities                                            12,278             11,200
                                                                                         ----------         ---------
INVESTING ACTIVITIES
   Property acquisitions                                                                        --           (125,346)
   Tenant improvements to first generation space                                            (1,146)              (178)
   Tenant improvements to existing properties                                               (1,253)              (906)
   Building improvements                                                                      (661)              (965)
   Deferred tenant costs                                                                      (573)              (113)
   (Additions to) disposals of furniture and equipment                                        (168)               149
   Change in restricted cash                                                                   149                 --
   Purchase of limited partner interests in Koger-Vanguard Partnership, L.P.                    --            (16,465)
   Proceeds from sale of assets                                                                 --                  1
                                                                                         ---------          ---------
       Net cash used in investing activities                                                (3,652)          (143,823)
                                                                                         ---------          ---------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                      67              1,393
   Proceeds from sales of common stock                                                          64                 66
   Proceeds from mortgages and loans                                                        20,000             80,000
   Principal payments on mortgages and loans payable                                       (20,038)            (1,268)
   Dividends paid                                                                           (7,453)           (44,159)
   Distributions paid to limited partners                                                       --               (398)
   Refund of financing costs                                                                    --                 80
                                                                                         ---------          ---------
       Net cash (used in) provided by financing activities                                  (7,360)            35,714
                                                                                         ---------          ---------
Net increase (decrease) in cash and cash equivalents                                         1,266            (96,909)
Cash and cash equivalents - beginning of period                                              4,627            113,370
                                                                                         ---------          ---------
Cash and cash equivalents - end of period                                                $   5,893          $  16,461
                                                                                         =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                                              $   6,679          $   5,203
                                                                                         =========          =========
   Cash paid during the period for income taxes                                          $      --          $     426
                                                                                         =========          =========

See notes to unaudited condensed consolidated financial statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2003 AND 2002
                (Unaudited - See Independent Accountants' Report)

       1. BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Koger Equity, Inc. and its wholly-owned subsidiaries (the "Company" or "KE"). All material intercompany transactions and accounts have been eliminated in consolidation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership (the "Partnership" or "KVP"), for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock. The Company previously consolidated the Partnership with an associated minority interest. The acquisition of this minority interest was recorded using the purchase method of accounting. As a result, the excess of the fair value of the acquired net assets over the purchase price (approximately $6.2 million) was recorded as a reduction in the bases of the acquired fixed assets.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-K Annual Report for the year ended December 31, 2002. The accompanying balance sheet at December 31, 2002 has been derived from the audited financial statements at that date and is condensed.

All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to current year presentation. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

       New Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. SFAS No. 142 also requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded $274,000 of the estimated value of leases in place as part of its acquisition of Three Ravinia Drive in January 2002 and $5,859,000 of the estimated value of leases in place as part of its acquisition of The Lakes on Post Oak in December 2002. The Company intends to amortize these intangible assets on a straight-line basis over the next four years.

In April 2002, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company's adoption of SFAS No. 145 has not had a material impact on its condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The Company adopted SFAS No. 146 effective January 1, 2003. The Company's adoption of SFAS No. 146 has not had a material impact on its condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantee is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 effective January 1, 2003. The Company's adoption of FIN No. 45 has not had a material impact on its condensed consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires the consolidation of variable interest entities ("VIEs") in which the variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 is effective for VIEs created after January 31, 2003. The Company's adoption of FIN No. 46 has not had a material impact on its condensed consolidated financial statements.

2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. KE is a self-administered and self-managed real estate investment trust (a "REIT") and its common stock is listed on the New York Stock Exchange under the ticker symbol "KE." As of March 31, 2003, KE owned and managed 124 office buildings containing 8.93 million rentable square feet, primarily located within 16 suburban office projects in nine cities in the Southeastern United States and Houston, Texas.

In addition to managing its own properties, the Company provides asset management services to Crocker Realty Trust, a related party. In 2002, the Company managed 70 office buildings for AP-Knight LP, a related party. The Company and AP-Knight LP terminated this property management agreement effective December 31, 2002. Crocker Realty Trust terminated the asset management agreement on May 1, 2003.

3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company's estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

The Company believes the following critical accounting policies affect the significant estimates and assumptions used in the preparation of its condensed consolidated financial statements:

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

In September 2002, the Company entered an agreement to sell approximately 14.5 acres of undeveloped land at its Atlanta Gwinnett property for approximately $3.6 million. This sale is contingent on certain zoning revisions and is expected to close in the fourth quarter of 2003.

Additionally, the Company has entered an agreement to sell approximately 7.0 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million. This sale is expected to close in the second quarter of 2003.

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

         Impairment of Long-Lived Assets. The Company's long-lived assets include investments in real estate and goodwill. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the quarter ended March 31, 2003, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

         Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For the quarters ended March 31, 2003 and 2002, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $1,295,000 and $460,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

         The Company generates management fees and leasing commissions income by providing on-site property management and leasing services to third party owners. Management fees are generally earned monthly and are a based on a percentage of the managed properties' monthly rental and other operating revenues. Leasing commissions are earned when the Company, on behalf of the third party owner, negotiates or assists in the negotiation of new leases, renewals and expansions of existing leases, and are generally a percentage of rents to be received under the initial term of the respective leases.

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

KE's general partner interests included a majority of the partnership's voting rights, and the limited partners were not granted any veto or additional control rights. Therefore, KE has reported KVP's assets, liabilities and operations in its condensed consolidated financial statements. The limited partnership units and earnings thereon were reported as minority interests.

During January 2002, the Company acquired all of the remaining limited partnership units in KVP for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

      Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). A corporate REIT is a legal entity that owns income-producing real property, and through distributions of income to its shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain. Although Koger Realty Services, Inc.("KRSI") is consolidated with the Company for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns.

      Stock Options. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share. If compensation costs for stock option grants had been determined based on the fair value for the three months ended March 31, 2003 and 2002, the Company's pro forma diluted earnings per share would have been $0.19 and $0.23, respectively.

      Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company's mortgages and loans payable would be approximately $435.6 million at March 31, 2003.

      Cash and Cash Equivalents. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity of less than three months and are deemed to be cash equivalents for purposes of the condensed consolidated financial statements.

      Restricted Cash. Restricted cash represents amounts contractually and internally placed in escrow for purposes of making payments for certain future building improvements, tenant allowances, leasing commissions, real estate taxes, and debt service.

       4. FEDERAL INCOME TAXES. KE is qualified and has elected tax treatment as a REIT under the Internal Revenue Code. A REIT is a taxable corporation that owns income-producing real property, and through distributions of income to its shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, in addition to certain other requirements, KE must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that KE pays dividends equal to 100 percent of REIT taxable income, the taxable earnings of KE are taxed at the shareholder level. KE has a net operating loss carryforward of approximately $2,414,000, which may be used to reduce REIT taxable income. However, the use of net operating loss carryforwards is limited for alternative minimum tax purposes. During the first quarter of 2002, the Company made payments of approximately $385,000 for the Company's 2001 estimated alternative minimum tax liability. These payments were refunded to the Company during the fourth quarter of 2002.

Although KRSI is consolidated with KE for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns. KRSI operated at a net loss for the first quarter 2003 and has, therefore, recorded no provision for federal income taxes for the three months ended March 31, 2003.

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

On January 31, 2002, the Company acquired a 31-story office building located in Atlanta, Georgia and containing approximately 800,000 rentable square feet for $125.0 million and other transaction costs. The purchase of the property was funded with cash and by an $80 million draw from the Company's secured revolving credit facility. As of March 31, 2003, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years. However, there can be no assurance of the Company's ability to lease the property's vacant space.

       6. EARNINGS PER COMMON SHARE. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares underlying the options had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. See Exhibit 11 for weighted average number of shares of common stock outstanding, dilutive shares, and computations of basic and diluted earnings per share.

       7. MORTGAGES AND LOANS PAYABLE. At March 31, 2003, the Company had $431,660,000 of loans outstanding, which are collateralized by mortgages on the Company's operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

         Year Ending December 31,

            2003                                        $    3,882
            2004                                           117,631
            2005                                             6,112
            2006                                            23,706
            2007                                            98,098
            Subsequent Years                               182,231
                                                        ----------
                  Total                                 $  431,660
                                                        ==========


       8. DIVIDENDS. The Company paid quarterly dividends of $0.35 per share on February 6, 2003 to shareholders of record on December 31, 2002. During the quarter ended March 31, 2003, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on May 1, 2003 to shareholders of record on March 31, 2003. The Company currently expects that all dividends paid for 2003 will be treated as ordinary income to the recipient for income tax purposes.

       9. SEGMENT REPORTING. The Company operates in one business segment, the ownership and management of commercial real estate. The Company's primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. All of the Company's operations are located in the Southeastern United States and Houston, Texas.

       10. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board of Directors granted to Mr. Thomas J. Crocker, Chief Executive Officer, the right to purchase up to 500,000 Shares and to Mr. Robert E. Onisko, Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers are entitled to make purchases of one Share for every three Shares purchased by the Company as part of this plan. The Shares may be purchased from the Company at the same time and for the same price as the Company purchases Shares. In addition, the Company will loan up to 75% of the purchase price for these Shares to Mr. Crocker and to Mr. Onisko. These loans will be collateralized by the Shares purchased. These loans will bear interest at 150 basis points over the applicable LIBOR rate. Approximately $861,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. In 2000, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan. In 2002, Mr. Crocker acquired 17,875 Shares and Mr. Onisko acquired 1,659 Shares under this plan. The Company's loans to Mr. Crocker and Mr. Onisko were made under the terms of a contract which precedes the Sarbanes-Oxley Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 800,000 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. As of March 31, 2003, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years. However, there can be no assurance of the Company's ability to lease the property's vacant space.

On December 6, 2002, the Company acquired The Lakes on Post Oak, an 1.2 million square foot, suburban three office building complex located in Houston, Texas, for approximately $101.5 million and other transaction costs. The Company allocated approximately $12.4 million and $90.7 million of the net purchase price to the value of the acquired land and building, respectively. As of March 31, 2003, approximately 78% of the property's rentable space was leased. The Company expects to lease most of the property's vacant space over the next three or four years. However, there can be no assurance of the Company's ability to lease the property's vacant space.

RESULTS OF OPERATIONS

Rental and other rental services revenues totaled $36,280,000 for the quarter ended March 31, 2003, compared to $30,595,000 for the quarter ended March 31, 2002. This increase resulted primarily from the acquisition of The Lakes on Post Oak property in December 2002 ($4.5 million) and an increase in rental revenues from the Three Ravinia Drive property acquired on January 31, 2002 ($2.1 million). The effect of these increases was partially offset by decline in rental revenues at the remainder of the Company's properties. At March 31, 2003, the Company's buildings were on average 81 percent occupied with an average rental rate of $17.15 per rentable square foot. Excluding Three Ravinia Drive and The Lakes on Post Oak, which were in lease-up periods at March 31, 2003, the remainder of the Company's buildings were on average 84 percent occupied. At March 31, 2002, the Company's buildings were on average 87 percent occupied with an average rental rate of $16.82 per rentable square foot.

Management fee revenues totaled $205,000 for the quarter ended March 31, 2003, compared to $788,000 for the quarter ended March 31, 2002. This decrease was due primarily to the loss of fees from the AP-Knight LP management agreement that was terminated in 2002.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                      Percent of
                                                    Rental and Other
          Period                   Amount           Rental Services
    ----------------------     --------------       -----------------

    March 31, 2003               $13,349,000                 36.8%
    March 31, 2002               $10,459,000                 34.2%

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $1,537,000 for the three months ended March 31, 2003, compared to the same period in 2002. This increase was due primarily to the Company's acquisition of the Three Ravinia Drive property on January 31, 2002, and the acquisition of The Lakes on Post Oak property in December 2002. Amortization expense increased $397,000 for the three months ended March 31, 2003, compared to the same period in 2002. This increase was due primarily to an increase in the Company's expenditures for deferred tenant costs.

General and administrative expenses for the three months ended March 31, 2003 and 2002, totaled $2,943,000 and $2,510,000, respectively. This increase was due primarily to an increase in professional fees, a reduction in the allocation of corporate overhead to direct costs of management fees, and the write off certain amounts related to abandoned development projects. These increases were partially offset by reduced accruals for special distributions payable to certain of the Company's executive officers.

Direct costs of management fees decreased $925,000 the three months ended March 31, 2003, compared to the same period in 2002. This decrease was due primarily to the loss of the AP-Knight LP management agreement that was terminated in 2002.

Interest revenues decreased $91,000 for the three months ended March 31, 2003 compared to the same period in 2002. This decrease was due primarily to a decline in the Company's average invested cash balances.

For the three months ended March 31, 2003, interest expense increased to $7,403,000 from $5,795,000 for the three months ended March 31, 2002. This increase was due primarily to an increase in the Company's average debt balance in 2003 as compared to 2002 primarily due to the Company's acquisition of The Lakes on Post Oak in December 2002. At March 31, 2003 and 2002, the weighted average interest rate on the Company's outstanding debt was approximately 6.43 percent and 7.00 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Operating Activities-- During the three months ended March 31, 2003, the Company generated approximately $12.3 million in net cash from operating activities. The Company's primary internal sources of cash are (i) the collection of rents from buildings owned by the Company and (ii) the receipt of fees paid to the Company in respect of properties managed on behalf of Crocker Realty Trust. As a REIT for federal income tax purposes, the Company is required to pay out annually, as dividends, at least 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2003. Dividends are determined quarterly by the Company's board of directors.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At March 31, 2003, leases representing approximately 17.3 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2003. These scheduled expirations represent 274 leases for space in buildings located in 15 of the 16 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 2003, leases were renewed on approximately 46 percent of the Company's rentable square feet that were scheduled to expire during the three-month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2003 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 24.6 percent of the Company's occupied space at March 31, 2003 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space. During 2002, the State of Florida announced its intention to eliminate its Department of Labor, which has had a direct impact on the Company's property in Tallahassee.

The Company has benefited from generally positive economic conditions and stable occupancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the Southeastern and Southwestern United States provides significant economic growth potential due to diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company is currently experiencing reduced demand in the markets in which it owns buildings. Cash flow from operations could be reduced if a weakened economy resulted in lower occupancy rates and lower rental income for the Company's buildings, which may in turn affect the amount of dividends paid by the Company.

       Investing Activities-- During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 800,000 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. The Company allocated approximately $7.0 million and $118.3 million of the net purchase price to value of the acquired land and building, respectively. As of March 31, 2003, approximately 63% of the property's rentable space was leased. The Company expects to lease the property's vacant space over the next three years. However, there can be no assurance of the Company's ability to lease the property's vacant space.

At March 31, 2003, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations and lender required escrow accounts at The Lakes on Post Oak. During the three months ended March 31, 2003, the Company's expenditures for improvements to first generation space and to existing properties increased $1,315,000 from the corresponding period in 2002. This increase was due primarily to increased tenant allowances for capital improvements.

       Financing Activities-- The Company has a $100 million secured revolving credit facility ($35 million of which had been borrowed on March 31, 2003) provided by Fleet Bank. During the quarter ended March 31, 2003, the Company used a portion of its revolving credit facility to pay off a $7.7 million loan with New York Life Insurance Company. At March 31, 2003, the Company had no unencumbered properties. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $3.9 million during the remainder of calendar year 2003.

The foregoing discussion contains forward-looking statements concerning 2003. The actual results of operations for 2003 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms with creditworthy tenants, and other risk factors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Cautionary Statement Relevant to Forward-Looking Information for Purpose of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, which is incorporated herein by reference.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

       Interest Rate Risk. The Company currently has a $100 million secured revolving credit facility and approximately $78.5 million of other loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. However, the Company has entered into a two-year LIBOR interest rate cap with a maximum LIBOR rate of 5.45% on a $77.0 million loan secured by The Lakes on Post Oak property in Houston, Texas. As of March 31, 2003, the Company had borrowed approximately $113.5 million of variable rate debt. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,135,000.

      Additionally, the Company had $318.2 million outstanding under loans with fixed interest rates as of March 31, 2003. The Company may incur additional fixed rate debt in the future to meet its financing needs. Should market interest rates decline, the Company's use of fixed rate debt financing may result in the recognition of interest expense at rates higher than market rates. If the market interest rate on this fixed rate debt were 100 basis points lower, the Company would forfeit annual interest expense savings of approximately $3,182,000 as compared to variable rate debt financing.

ITEM 4.    Controls and Procedures.

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

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

       None.

Item 5.  Other Information

(a) The following table sets forth, with respect to each Koger Center or location at March 31, 2003, gross square feet, rentable square feet, percentage occupied, and the average annual rent per rentable square foot occupied.


                                                                                                                Average
                                                                                                                 Annual
                                                    Gross                Rentable                               Rent Per
                                                    Square                Square           Percent               Square
Koger Center/Location                                Feet                  Feet           Occupied (1)           Foot (2)
---------------------                             ----------           -----------       ------------           ---------
Atlanta Chamblee                                   1,199,800             1,124,048             91%               $18.43
Atlanta Gwinnett                                     274,400               262,789             95%                19.18
Atlanta Perimeter                                    184,000               176,503             42%                22.94
Atlanta Three Ravinia (3)                            845,000               804,528             63%                17.50 (4)
Charlotte University                                 190,600               182,891             94%                17.79
Charlotte Vanguard                                   548,200               526,342             73%                17.02
Houston Post Oak (3)                               1,265,000             1,204,852             78%                17.83
Jacksonville Baymeadows                              793,400               750,470             98%                15.00 (4)
Jacksonville JTB                                     436,000               416,773             93%                12.66 (4)
Memphis Germantown                                   562,600               531,755             77%                18.80
Orlando Central                                      699,700               616,708             94%                16.24
Orlando Lake Mary                                    318,000               303,481             56%                19.43
Orlando University                                   405,200               384,312             80%                19.23
Richmond Paragon                                     154,300               145,127             95%                18.94
St. Petersburg                                       715,500               668,144             85%                16.12
Tallahassee                                          960,300               833,838             72%                17.55
                                                ------------          ------------
   Total                                           9,552,000             8,932,561
                                                 ===========          ============
Weighted Average - Total Company                                                               81%               $17.15
                                                                                            ======               ======
Weighted Average - Operational Buildings                                                       84%               $17.01
                                                                                            ======               ======
Weighted Average - Building in Lease-up                                                        72%               $17.72
                                                                                            ======               ======


(1) The percent occupied rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.

(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for a Koger Center or location as of March 31, 2003 by (b) the rentable square feet applicable to such total annualized rents.

(3) Currently in a lease-up period. The Company considers an acquired building to be in a lease-up period until the earlier of 85% occupancy or 18 months.

(4) Includes the effect of "triple net" leases where tenants pay substantially all operating costs in addition to base rent.

(b) The following schedule sets forth for all of the Company's buildings (i) the number of leases which will expire during the remainder of calendar year 2003 (without regard to any renewals), calendar years 2004 through 2011, and years subsequent to 2011, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on March 31, 2003 and on the terms of leases in effect as of March 31, 2003, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 46 percent of the Company's rentable square feet which were scheduled to expire during the three months ended March 31, 2003.



                                                         Percentage of         Average                               Percentage
                                                          Total Square       Annual Rent           Total              of Total
                       Number of        Number of         Feet Leased         per Square         Annualized         Annual Rents
                        Leases         Square Feet       Represented by       Foot Under         Rents Under       Represented by
             Period    Expiring         Expiring         Expiring Leases    Expiring Leases    Expiring Leases    Expiring Leases
             ------   ----------      -------------      ---------------   ----------------    ---------------    ---------------


             2003         274           1,273,348           17.7%              $16.76          $  21,335,492            17.3%
             2004         198             874,160           12.1%               17.74             15,510,096            12.6%
             2005         182             968,837           13.5%               16.62             16,105,938            13.1%
             2006         105             688,656            9.6%               17.78             12,241,438             9.9%
             2007          75             977,259           13.6%               17.10             16,712,013            13.5%
             2008          35             536,322            7.4%               18.20              9,763,214             7.9%
             2009          19           1,062,019           14.8%               18.15             19,277,428            15.6%
             2010           6             156,218            2.2%               15.73              2,457,275             2.0%
             2011           3              79,844            1.1%               16.36              1,306,636             1.1%
             Other         11             576,890            8.0%               15.03              8,672,273             7.0%
                      -------         -----------        --------            --------           ------------           ------

             Total        908           7,193,553          100.0%              $17.15           $123,381,803           100.0%
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


                                                                              Three Months
                                                                             Ended March 31,
                                                                            2003          2002
                                                                        -----------------------
        Net Income                                                      $   4,271     $   5,151
        Depreciation - real estate                                          7,191         6,042
        Amortization - deferred tenant costs                                  396           364
        Amortization - fair value of acquired leases                          492            --
        Minority interest                                                      --            20
        Gain on sale of furniture and equipment                                --            (1)
                                                                        ---------     ---------
           Funds from Operations                                        $  12,350     $  11,576
                                                                        =========     =========

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

           Number                 Description

               11       Earnings Per Share Computations.
               15       Letter re:  Unaudited interim financial information.
               99       Certification of Principal Executive Officer and
                        Principal Financial Officer

(b) Reports on Form 8-K

On January 6, 2003, the Company filed a Form 8-K (dated January 2, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of the signing of leases with TRW, Inc. and the Georgia Medical Foundation at two of the Company's properties in Atlanta, Georgia and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated January 2, 2003.

On January 16, 2003, the Company filed a Form 8-K (dated December 17, 2002) reporting under Item 5, Other Events, the Mortgage Agreement between Koger Equity, Inc., through its wholly-owned subsidiary Koger Ravinia LLC, and Metropolitan Life Insurance Company, and providing under Item 7, Financial Statements and Exhibits, the Mortgage Agreement and exhibits relating to the Mortgage Amendment.

On January 29, 2003, the Company filed a Form 8-K (dated December 16, 2002) reporting under Item 5, Other Events, the Third Amendment to the Revolving Credit Agreement between Koger Equity, Inc. and Fleet National Bank and others, and providing under Item 7, Financial Statements and Exhibits, the Third Amendment to the Revolving Credit Agreement and exhibits relating to the Third Amendment.

On January 29, 2003, the Company filed a Form 8-K (dated January 24, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of the tax treatment for the Company's 2002 dividends, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Releases, dated January 24, 2003 and January 28, 2003.

On February 6, 2003, the Company filed a Form 8-K (dated February 3, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of the appointment of Trammell Crow Company as manager of the Company's property in Houston, Texas and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated February 3, 2003.

On February 19, 2003, the Company filed a Form 8-K/A (dated December 6, 2002) amending Form 8-K filed on December 17, 2002 (dated December 6, 2002), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of The Lakes on Post Oak property in Houston, Texas, and including under Item 7, Financial Statements and Exhibits, (a) Financial Statements of real estate acquired, (b) pro forma financial information, and (c) the Koger Equity, Inc. News Release, dated December 10, 2002, incorporated by reference.

On February 28, 2003, the Company filed a Form 8-K (dated February 19, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February 19, 2003.

On March 3, 2003, the Company filed a Form 8-K (dated February 26, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly and annual results for the period ended December 31, 2002, and related supplemental information, dated December 31, 2002, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February 26, 2003, and related supplemental information.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         KOGER EQUITY, INC.
                                             Registrant


Dated:  May 14, 2003                          /s/ Robert E. Onisko
                                         ------------------------------
                                         Robert E. Onisko
                                         Chief Financial Officer


Dated:  May 14, 2003                           /s/ Steven A. Abney
                                         ------------------------------
                                         Steven A. Abney
                                         Vice President, Finance
                                         (Principal Accounting Officer)

                                 CERTIFICATE OF
                           PRINCIPAL EXECUTIVE OFFICER
                 AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS

Each of the undersigned hereby certifies in his capacity as an officer of Koger Equity, Inc. (the "Company") that he has reviewed this quarterly report and, to the best of his knowledge and belief, the quarterly report of the Company on Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, that the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the report not misleading, and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations and cash flows of the Company for such period.

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


Dated:  May 14, 2003            /s/ Thomas J. Crocker
                           ------------------------------------
                                  Thomas J. Crocker
                  Chief Executive Officer (Principal Executive Officer)
                                  Koger Equity, Inc.

Dated:  May 14, 2003            /s/ Robert E. Onisko
                           --------------------------------------------
                                       Robert E. Onisko
                                  Chief Financial Officer
                                      Koger Equity, Inc.

Dated:  May 14, 2003            /s/ Steven A. Abney
                          ------------------------------------
                                     Steven A. Abney
                     Vice President, Finance (Principal Accounting Officer)
                                    Koger Equity, Inc.


                                                                                                EXHIBIT 11

                         EARNINGS PER SHARE COMPUTATIONS
                      (In Thousands Except Per Share Data)


                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                             2003            2002
                                                                                          ----------      ---------
EARNINGS PER COMMON AND DILUTIVE
  POTENTIAL COMMON SHARE:
  Net Income                                                                              $   4,271       $   5,151
                                                                                          =========       =========
  Shares:
  Weighted average number of common
      shares outstanding - Basic                                                             21,299          21,159
                                                                                          =========       =========

EARNINGS PER SHARE - BASIC                                                               $     0.20       $    0.24
                                                                                         ==========       =========
  Shares:
  Weighted average number of common
        shares outstanding - Basic                                                           21,299          21,159
  Effect of dilutive securities (a):
      Stock options                                                                              28             191
                                                                                          ---------       ---------
  Adjusted weighted average common shares - Diluted                                          21,327          21,350
                                                                                          =========       =========

EARNINGS PER SHARE - DILUTED                                                              $    0.20       $    0.24
                                                                                          =========       =========

(a) Shares issuable were derived using the "Treasury Stock Method" for all dilutive potential shares.


                                                                      EXHIBIT 15



May 14, 2003


Koger Equity, Inc.
225 NE Mizner Boulevard, Suite 200
Boca Raton, Florida  33432




We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Koger Equity, Inc. and subsidiaries for the three month periods ended March 31, 2003 and 2002, as indicated in our report dated April 18, 2003; because we did not perform an audit, we expressed no opinion on such financial information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated by reference in Registration Statement No. 33-55179 of Koger Equity, Inc. on Form S-3, Registration Statement No. 33-54617 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-20975 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-23429 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-37919 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-33388 of Koger Equity, Inc. on Form S-8 and Registration Statement No. 333-38712 of Koger Equity, Inc. on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
West Palm Beach, Florida

                                                                    EXHIBIT  99


                                 CERTIFICATE OF
                           PRINCIPAL EXECUTIVE OFFICER
                 AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS

Each of the undersigned hereby certifies in his capacity as an officer of Koger Equity, Inc. (the "Company") that he has reviewed this quarterly report and, to the best of his knowledge and belief, the quarterly report of the Company on Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, that the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the report not misleading, and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations and cash flows of the Company for such period.


Dated:  May 14, 2003            /s/ Thomas J. Crocker
                           ------------------------------------
                                      Thomas J. Crocker
                     Chief Executive Officer (Principal Executive Officer)
                                      Koger Equity, Inc.

Dated:  May 14, 2003            /s/ Robert E. Onisko
                           --------------------------------------------
                                        Robert E. Onisko
                                    Chief Financial Officer
                                       Koger Equity, Inc.

Dated:  May 14, 2003            /s/ Steven A. Abney
                          ------------------------------------
                                      Steven A. Abney
                     Vice President, Finance (Principal Accounting Officer)
                                     Koger Equity, Inc.