Form 10-Q
period 2003-06-30
KOGER EQUITY INC
filed 2003-08-08
CIK 835664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003 or

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Class                   Outstanding at July 31, 2003
              Common Stock, $.01 par value             21,323,773 shares






                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                                                              PAGE NO.

PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...............................................................         3

    Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets--
               June 30, 2003 and December 31, 2002........................................................         4

            Condensed Consolidated Statements of Operations
               for the Three and Six Months Ended
               June 30, 2003 and 2002.....................................................................         5

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Six Months
               Ended June 30, 2003 .......................................................................         6

            Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 2003 and 2002............................................         7

            Notes to Condensed Consolidated Financial
               Statements for the Six Months
               Ended June 30, 2003 and 2002...............................................................         8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................................................        14

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................        18

    Item 4. Controls and Procedures ......................................................................        18

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................................        19

    Item 4.  Submission of Matters to a Vote of Security Holders..........................................        19

    Item 5.  Other Information............................................................................        20

    Item 6.  Exhibits and Reports on Form 8-K.............................................................        23

    Signatures and Certification..........................................................................    24, 25


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
  Koger Equity, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 2003 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

West Palm Beach, Florida
July 18, 2003




                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                        (In thousands, except share data)

                                                                                           June 30,        December 31,
                                                                                             2003              2002
                                                                                         -----------        ----------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                                               $   110,653           $   110,653
     Buildings                                                                              784,145               783,185
     Furniture and equipment                                                                  3,488                 3,320
     Accumulated depreciation                                                              (164,470)             (149,830)
                                                                                        ------------          -----------
          Operating properties, net                                                         733,816               747,328
   Undeveloped land held for investment                                                       9,995                 9,995
   Undeveloped land held for sale, net of allowance                                           3,041                 3,831
Cash and cash equivalents                                                                     4,741                 4,627
Restricted cash                                                                              14,417                13,340
Accounts receivable, net of allowance for
   uncollectible accounts of $1,558 and $1,280                                               13,007                12,183
Other assets                                                                                 17,721                13,781
                                                                                        -----------           -----------
     TOTAL ASSETS                                                                       $   796,738           $   805,085
                                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                                          $   426,371           $   431,698
   Accounts payable                                                                           2,648                 3,801
   Accrued real estate taxes payable                                                          7,997                   147
   Other accrued liabilities                                                                 10,889                13,435
   Dividends payable                                                                          7,463                 7,453
   Advance rents and security deposits                                                        5,224                 5,483
                                                                                        -----------           -----------
     Total Liabilities                                                                      460,592               462,017
                                                                                        -----------           -----------

Commitments and contingencies                                                                    --                    --
                                                                                        -----------           -----------

Shareholders' Equity:
   Preferred stock, $.01 par value; 50,000,000 shares
     authorized; no shares issued                                                                --                    --
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 29,845,732 and 29,826,632 shares
     issued; 21,322,431 and 21,294,894 shares outstanding                                       298                   298
   Capital in excess of par value                                                           472,364               472,156
   Notes receivable from stock sales to officers                                             (5,266)               (5,266)
   Accumulated other comprehensive loss                                                        (212)                 (212)
   Retained earnings                                                                            613                 7,813
   Treasury stock, at cost; 8,523,301 and 8,531,738 shares                                 (131,651)             (131,721)
                                                                                        ------------          -----------
     Total Shareholders' Equity                                                             336,146               343,068
                                                                                        -----------           -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   796,738           $   805,085
                                                                                        ===========           ===========

See notes to unaudited condensed consolidated financial statements.




                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)

                                                                                  Three Months                       Six Months
                                                                                  Ended June 30,                    Ended June 30,
                                                                                  --------------                    --------------
                                                                              2003            2002             2003          2002
                                                                            ---------       --------         ---------     --------
REVENUES
   Rental and other rental services                                         $  35,964       $ 31,855         $  72,244     $  62,450
   Management fees                                                                126            963               331         1,751
   Other                                                                           --             --                 5             2
                                                                            ---------       --------         ---------     ---------
       Total operating revenues                                                36,090         32,818            72,580        64,203
                                                                            ---------       ---------        ---------     ---------

EXPENSES
   Property operations                                                         14,694         11,928            28,042        22,388
   Depreciation and amortization                                                8,156          6,731            16,612        13,252
   General and administrative                                                   3,086          2,947             6,030         5,457
   Direct costs of management fees                                                  2            822                88         1,833
   Other                                                                           31             49                67            82
                                                                            ---------       --------         ---------     ---------
       Total operating expenses                                                25,969         22,477            50,839        43,012
                                                                            ---------       --------         ---------     ---------

OPERATING INCOME                                                               10,121         10,341            21,741        21,191
                                                                            ---------       --------         ---------     ---------

OTHER INCOME AND (EXPENSE)
   Interest income                                                                 86             87               140           232
   Mortgage and loan interest, including amortization
     of deferred loan costs of $368 and $299 for the three
       months and $725 and $588 for the six months                             (7,367)        (6,029)          (14,770)     (11,823)
                                                                            ----------      ---------        ----------   ----------
       Total other income and (expense)                                        (7,281)        (5,942)          (14,630)     (11,591)
                                                                            ----------      ---------        ----------   ----------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST                                    2,840          4,399             7,111         9,600
Gain on sale or disposition of assets                                             589             --               589             1
                                                                            ---------       --------         ---------     ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                3,429          4,399             7,700         9,601
Income tax expense (benefit)                                                      (21)            62               (21)           93
                                                                            ----------      --------         ----------    ---------
INCOME BEFORE MINORITY INTEREST                                                 3,450          4,337             7,721         9,508
Minority interest                                                                  --             --                --            20
                                                                            ---------       --------         ---------     ---------
NET INCOME                                                                  $   3,450       $  4,337         $   7,721     $   9,488
                                                                            =========       ========         =========     =========

EARNINGS PER  SHARE:
   Basic                                                                    $    0.16       $   0.20         $    0.36     $    0.45
                                                                            =========       ========         =========     =========
   Diluted                                                                  $    0.16       $   0.20         $    0.36     $    0.44
                                                                            =========       ========         =========     =========

WEIGHTED AVERAGE SHARES:
   Basic                                                                       21,311         21,255            21,305        21,241
                                                                            =========       ========         =========     =========
   Diluted                                                                     21,382         21,469            21,335        21,408
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

                                  Common Stock      Capital      Notes        Accumulated                          Total
                                  ------------      in Excess    Receivable   Other                                 Share-
                                Shares      Par     of Par       from Stock   Comprehensive Retained   Treasury     holders'
                                Issued      Value   Value        Sales        Loss          Earnings   Stock        Equity
                                ------      -----   -----        -------      ---------    --------   ----------   ------
BALANCE,
  DECEMBER 31, 2002             29,827      $298     $472,156      $(5,266)       $(212)   $    7,813   $(131,721) $343,068

Common stock sold                                          64                                                  70       134
Options exercised                   19        --          144                                                           144
Dividends declared                                                                           (14,921)               (14,921)
Net income                                                                                     7,721                  7,721
                               --------     -----     --------    -------         ------    ---------  ----------    ------

BALANCE,
  JUNE 30, 2003                 29,846     $298      $472,364      $(5,266)       $(212)  $      613   $(131,651)  $336,146
                                ======     ====      ========      ========       ======  ==========    ========    =======


See notes to unaudited condensed consolidated financial statements.



                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                                   Six Months
                                                                                                  Ended June 30,
                                                                                             2003              2002
                                                                                         -----------        ----------
OPERATING ACTIVITIES
   Net income                                                                            $   7,721          $   9,488
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                          16,612             13,252
     Amortization of deferred loan costs                                                       725                588
     Provision for uncollectible accounts                                                      328                384
     Minority interest                                                                          --                 20
     Gain on sale or disposition of assets                                                    (589)                (1)
     Changes in assets and liabilities:
       (Increase) decrease in receivables and other assets                                    (536)             1,145
       Increase in accounts payable, accrued liabilities
         and other liabilities                                                               3,902              1,636
                                                                                         ---------          ---------
       Net cash provided by operating activities                                            28,163             26,512
                                                                                         ---------          ---------
INVESTING ACTIVITIES
   Property acquisitions                                                                        --           (125,354)
   Tenant improvements to first generation space                                            (2,627)            (1,059)
   Tenant improvements to existing properties                                               (2,644)            (1,976)
   Building improvements                                                                    (2,246)            (2,250)
   Deferred tenant costs                                                                    (1,101)            (1,035)
   (Additions to) disposals of furniture and equipment                                        (168)                95
   Increase in restricted cash                                                                (873)                --
   Purchase of limited partner interests in Koger-Vanguard Partnership, L.P.                    --            (16,465)
   Proceeds from sale of assets                                                              1,580                  1
                                                                                         ---------          ---------
       Net cash used in investing activities                                                (8,079)          (148,043)
                                                                                         ----------         ----------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                     134              2,121
   Proceeds from sales of common stock                                                         144                140
   Proceeds from mortgages and loans                                                        31,000             80,000
   Principal payments on mortgages and loans payable                                       (36,327)            (7,466)
   Dividends paid                                                                          (14,921)           (51,592)
   Distributions paid to limited partners                                                       --               (398)
   Financing costs                                                                              --                (80)
                                                                                         ---------          ----------
       Net cash (used in) provided by financing activities                                 (19,970)            22,725
                                                                                         ----------         ---------
Net increase (decrease) in cash and cash equivalents                                           114            (98,806)
Cash and cash equivalents - beginning of period                                              4,627            113,370
                                                                                         ---------          ---------
Cash and cash equivalents - end of period                                                $   4,741          $  14,564
                                                                                         =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                                              $  13,910          $  11,023
                                                                                         =========          =========
   Cash paid during the period for income taxes                                          $      --          $     426
                                                                                         =========          =========


See notes to unaudited condensed consolidated financial statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002
                (Unaudited - See Independent Accountants' Report)

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

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership (the "Partnership" or "KVP"), for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock. The Company previously consolidated the Partnership with an associated minority interest. The acquisition of this minority interest was recorded using the purchase method of accounting. As a result, the excess of the fair value of the acquired net assets over the purchase price (approximately $6.2 million) was recorded as a reduction in the carrying value of the acquired fixed assets.

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

All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to current year presentation. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

       New Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment will be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. SFAS No. 142 also requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded $274,000 of the estimated value of leases in place as part of its acquisition of Three Ravinia Drive in January 2002 and $5,859,000 of the estimated value of leases in place as part of its acquisition of The Lakes on Post Oak in December 2002. The Company intends to amortize these intangible assets on a straight-line basis over the next four years.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's transition provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 effective January 1, 2003. The Company's adoption of SFAS No. 148 has not had a material impact on its condensed consolidated financial statements.

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

2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. KE is a self-administered and self-managed real estate investment trust (a "REIT") and its common stock is listed on the New York Stock Exchange under the ticker symbol "KE." As of June 30, 2003, KE owned and managed 124 office buildings containing 8.93 million rentable square feet, primarily located within 16 suburban office projects in nine cities in the Southeastern United States and Houston, Texas.

In addition to managing its own properties, the Company provided asset management services to Crocker Realty Trust, a related party. In 2002, the Company managed 70 office buildings for AP-Knight LP, a related party. The Company and AP-Knight LP terminated this property management agreement effective December 31, 2002. The Company and Crocker Realty Trust terminated the asset management agreement on May 1, 2003.

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

In September 2002, the Company entered into an agreement to sell approximately
14.5 acres of undeveloped land at its Atlanta Gwinnett property for approximately $3.6 million. This sale is contingent on certain zoning revisions and is expected to close in the fourth quarter of 2003.

Additionally, the Company entered an agreement to sell approximately 7.7 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million. This sale was closed in the second quarter of 2003.

         Depreciation and Amortization. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives of three to 40 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on the Company's estimates. If the Company were to allocate acquisition costs inappropriately to buildings or to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases. Intangible assets recorded under the terms of SFAS No. 142 are amortized over the average life of the underlying leases.

         Impairment of Long-Lived Assets. The Company's long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the quarter ended June 30, 2003, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

         Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For the quarters ended June 30, 2003 and 2002, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $1,075,000 and $534,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. For the six months ended June 30, 2003 and 2002, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $2,370,000 and $994,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

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

                                                        Three Months
                                                        Ended June 30,
                                                    2003              2002
                                                ------------------------------
Net income - As reported                         $3,450,000        $4,337,000
             - Pro forma                         $3,236,000        $4,122,000
Diluted earnings per share - As reported              $0.16             $0.20
                             - Pro forma              $0.15             $0.19


                                                          Six Months
                                                        Ended June 30,
                                                    2003              2002
                                                ------------------------------
Net income - As reported                          $7,721,000       $9,488,000
             - Pro forma                          $7,294,000       $8,863,000
Diluted earnings per share - As reported              $0.36             $0.44
                             - Pro forma              $0.34             $0.41


      Fair Value of Financial Instruments. The Company believes the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company's mortgages and loans payable would be approximately $429.9 million at June 30, 2003.

      Cash and Cash Equivalents. Cash in excess of daily requirements is invested in short-term monetary securities. Such temporary cash investments have an original maturity of less than three months and are deemed to be cash equivalents for purposes of the condensed consolidated financial statements.

      Restricted Cash. Restricted cash represents amounts contractually placed in escrow for purposes of making payments for certain future building improvements, tenant allowances, leasing commissions, real estate taxes, and debt service.

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

Although KRSI is consolidated with KE for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns. KRSI operated at a net loss for the first six months of 2003 and has, therefore, recorded no provision for federal income taxes for the three and six months ended June 30, 2003.

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

On January 31, 2002, the Company acquired a 31-story office building located in Atlanta, Georgia and containing approximately 800,000 rentable square feet for $125.0 million and other transaction costs. The purchase of the property was funded with cash and by an $80 million draw from the Company's secured revolving credit facility. As of June 30, 2003, approximately 67% of the property's rentable space was leased.

During the second quarter of 2003, the Company sold approximately 7.7 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million and recognized a gain of approximately $585,000.

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

       7. MORTGAGES AND LOANS PAYABLE. At June 30, 2003, the Company had $426,371,000 of loans outstanding, which are collateralized by mortgages on the Company's operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

                           Year Ending December 31,
                              2003                                        $    2,593
                              2004                                           113,631
                              2005                                             6,112
                              2006                                            23,706
                              2007                                            98,098
                              Subsequent Years                               182,231
                                                                          ----------
                                    Total                                 $  426,371
                                                                          ==========

       8. DIVIDENDS. The Company paid quarterly dividends of $0.35 per share on February 6, 2003 to shareholders of record on December 31, 2002. The Company paid quarterly dividends of $0.35 per share on May 1, 2003 to shareholders of record on March 31, 2003. During the quarter ended June 30, 2003, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on August 7, 2003 to shareholders of record on June 30, 2003. The Company currently expects that significantly all dividends paid for 2003 will be treated as ordinary income to the recipient for income tax purposes.

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

       10. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company's plan to repurchase up to 2.65 million shares of common stock (the "Shares"), the Board of Directors granted to Mr. Thomas J. Crocker, Chief Executive Officer, the right to purchase up to 500,000 Shares and to Mr. Robert E. Onisko, former Chief Financial Officer, the right to purchase up to 150,000 Shares. These officers were entitled to make purchases of one Share for every three Shares purchased by the Company as part of this plan. The Shares were to be purchased from the Company at the same time and for the same price as the Company purchased Shares. In addition, the Company agreed to loan up to 75% of the purchase price for the Shares to Mr. Crocker and to Mr. Onisko. These loans are collateralized by the Shares purchased. These loans bear interest at 150 basis points over the applicable LIBOR rate. Approximately $861,000 of these loans are subject to recourse and the remaining loans will be without recourse. Accrued interest on these loans is a recourse obligation and any paid interest is not refundable if the stock is returned in settlement of the loans. In 2000, Mr. Crocker acquired 302,495 Shares and Mr. Onisko acquired 100,831 Shares under this plan. In 2002, Mr. Crocker acquired 17,875 Shares and Mr. Onisko acquired 1,659 Shares under this plan. The Company's loans to Mr. Crocker and Mr. Onisko were made under the terms of a contract which precedes the Sarbanes-Oxley Act.

       11. SUBSEQUENT EVENT. On August 4, 2003, the Company entered into a binding agreement to acquire two properties known as the Rosemeade and CIGNA buildings in Dallas, Texas for approximately $33.2 million. The two office buildings combined contain approximately 280,000 square feet of rentable space and are to be acquired from State Teachers Retirement System of Ohio, an unrelated third party.

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

On January 31, 2002, the Company acquired Three Ravinia Drive, an 800,000 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. As of June 30, 2003, approximately 67% of the property's rentable space was leased.

On December 6, 2002, the Company acquired The Lakes on Post Oak, an 1.2 million square foot, suburban three office building complex located in Houston, Texas, for approximately $101.5 million and other transaction costs. The Company allocated approximately $12.4 million and $90.7 million of the net purchase price to the value of the acquired land and building, respectively. As of June 30, 2003, approximately 74% of the property's rentable space was leased.

RESULTS OF OPERATIONS

Rental and other rental services revenues totaled $35,964,000 for the quarter ended June 30, 2003, compared to $31,855,000 for the quarter ended June 30, 2002. Rental and other rental services revenues totaled $72,244,000 for the six months ended June 30, 2003, compared to $62,450,000 for the six months ended June 30, 2002. These increases resulted primarily from the acquisition of The Lakes on Post Oak property in December 2002 ($4.7 million and $9.5 million for the quarter and six months ended June 30, 2002, respectively) and an increase in rental revenues from the Three Ravinia Drive property acquired on January 31, 2002 ($400,000 and $2.0 million for the quarter and six months ended June 30, 2002, respectively). The effect of these increases was partially offset by a decline in rental revenues at the remainder of the Company's properties. At June 30, 2003, the Company's buildings were on average 82 percent occupied with an average rental rate of $17.20 per rentable square foot. Excluding Three Ravinia Drive and The Lakes on Post Oak, which were considered to be in lease-up periods at June 30, 2003, the remainder of the Company's buildings were on average 86 percent occupied. At June 30, 2002, the Company's buildings were on average 87 percent occupied with an average rental rate of $16.74 per rentable square foot.

Management fee revenues totaled $126,000 for the quarter ended June 30, 2003, compared to $963,000 for the quarter ended June 30, 2002. Management fee revenues totaled $331,000 for the six months ended June 30, 2003, compared to $1,751,000 for the six months ended June 30, 2002. These decreases were due primarily to the loss of fees from the AP-Knight LP management agreement that was terminated in December 2002 and the loss of fees from the Crocker Realty Trust management agreement that was terminated in May 2003.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                                                       Percent of
                                                                                     Rental and Other
            Period                                           Amount                  Rental Services
 ------------------------------------                    --------------             ------------------

June 30, 2003--Quarter                             $          14,694,000                 40.9%
June 30, 2002--Quarter                             $          11,928,000                 37.4%
June 30, 2003--Six Months                          $          28,042,000                 38.8%
June 30, 2002--Six Months                          $          22,388,000                 35.8%


These increases in property operations expenses were due primarily to increases in the Company's expenditures for property insurance and maintenance and an increase in the Company's provision for bad debts in 2003 as compared to the same periods in 2002.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $1,112,000 for the three months ended June 30, 2003, compared to the same period in 2002. Depreciation expense increased $2,288,000 for the six months ended June 30, 2003, compared to the same period in 2002. These increases were due primarily to the Company's acquisition of the Three Ravinia Drive property on January 31, 2002, and the acquisition of The Lakes on Post Oak property in December 2002. Amortization expense increased $313,000 for the three months ended June 30, 2003, compared to the same period in 2002. Amortization expense increased $1,072,000 for the six months ended June 30, 2003, compared to the same period in 2002. These increases were due primarily to an increase in the Company's expenditures for deferred tenant costs and the amortization of the recorded fair value of leases acquired in the purchases of Three Ravinia Drive and The Lakes on Post Oak.

General and administrative expenses for the three months ended June 30, 2003 and 2002, totaled $3,086,000 and $2,947,000, respectively. General and administrative expenses for the six months ended June 30, 2003 and 2002, totaled $6,030,000 and $5,457,000, respectively. These increases were due primarily to an increase in professional fees, a reduction in the allocation of corporate overhead to direct costs of management fees, the cost of relocating the Company's corporate management offices, and the write off of certain amounts related to abandoned development projects. These increases were partially offset by reduced accruals for special distributions payable to certain of the Company's executive officers. Additionally, the Company accrued certain amounts during the second quarter of 2003 that are payable to the Company's former Chief Financial Officer under the terms of a settlement agreement.

Direct costs of management fees decreased $820,000 the three months ended June 30, 2003, compared to the same period in 2002. Direct costs of management fees decreased $1,745,000 the six months ended June 30, 2003, compared to the same period in 2002. These decreases were due primarily to the loss of the AP-Knight LP management agreement that was terminated in December 2002 and the loss of the Crocker Realty Trust asset management agreement that was terminated in May 2003.

Interest revenues decreased $92,000 for the six months ended June 30, 2003 compared to the same period in 2002. This decrease was due primarily to a decline in the Company's average invested cash balances.

For the three months ended June 30, 2003, interest expense increased to $7,367,000 from $6,029,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, interest expense increased to $14,770,000 from $11,823,000 for the six months ended June 30, 2002. These increases were due primarily to an increase in the Company's average debt balance in 2003 as compared to 2002 primarily due to the Company's acquisition of The Lakes on Post Oak in December 2002. At June 30, 2003 and 2002, the weighted average interest rate on the Company's outstanding debt was approximately 6.42 percent and 7.04 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Operating Activities-- During the six months ended June 30, 2003, the Company generated approximately $28.2 million in net cash from operating activities. The Company's primary internal sources of cash are the collection of rents from buildings owned by the Company. As a REIT for federal income tax purposes, the Company is required to pay out annually, as dividends, at least 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2003. Dividends are determined quarterly by the Company's board of directors.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At June 30, 2003, leases representing approximately 13.2 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2003. These scheduled expirations represent 208 leases for space in buildings located in 15 of the 16 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 2003, leases were renewed on approximately 44 percent of the Company's rentable square feet that were scheduled to expire during the six-month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2003 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 24 percent of the Company's occupied space at June 30, 2003 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space. During 2002, the State of Florida eliminated its Department of Labor, which has had an adverse impact on the Company's property in Tallahassee.

Historically, the Company has benefited from generally positive economic conditions and stable occupancy levels for office buildings in many of the metropolitan areas in which the Company owns buildings. The Company believes that the Southeastern and Southwestern United States provides significant economic growth potential due to diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company is currently experiencing reduced demand in the markets in which it owns buildings. Cash flow from operations could be reduced if a weakened economy continues to result in lower occupancy rates and lower rental income for the Company's buildings, which may in turn affect the amount of dividends paid by the Company.

       Investing Activities-- During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 800,000 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. The Company allocated approximately $7.0 million and $118.3 million of the net purchase price to value of the acquired land and building, respectively. As of June 30, 2003, approximately 67% of the property's rentable space was leased.
During the second quarter of 2003, the Company sold approximately 7.7 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million.

At June 30, 2003, substantially all of the Company's invested assets were in real properties. Improvements to the Company's existing properties have been financed through internal operations and lender required escrow accounts at The Lakes on Post Oak. During the six months ended June 30, 2003, the Company's expenditures for improvements to first generation space and to existing properties increased $1.6 million from the corresponding period in 2002. This increase was due primarily to increased tenant allowances for capital improvements.

       Financing Activities-- The Company has a $100 million secured revolving credit facility ($31.0 million of which had been borrowed on June 30, 2003) provided by Fleet Bank. During the six months ended June 30, 2003, the Company used a portion of its revolving credit facility to pay off a $7.7 million loan with New York Life Insurance Company. At June 30, 2003, the Company had no unencumbered properties. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $2.6 million during the remainder of calendar year 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

       Interest Rate Risk. The Company currently has a $100 million secured revolving credit facility ($31.0 million of which had been borrowed on June 30, 2003) and approximately $78.5 million of other loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. However, the Company has entered into a two-year LIBOR interest rate cap with a maximum LIBOR rate of 5.45% on a $77.0 million loan secured by The Lakes on Post Oak property in Houston, Texas. As of June 30, 2003, the Company had borrowed approximately $109.5 million of variable rate debt. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,095,000.

      Additionally, the Company had $316.9 million outstanding under loans with fixed interest rates as of June 30, 2003. The Company may incur additional fixed rate debt in the future to meet its financing needs. Should market interest rates decline, the Company's use of fixed rate debt financing may result in the recognition of interest expense at rates higher than market rates. Assuming the Company was unable to refinance its existing fixed rate debt and if the market interest rate on this debt were 100 basis points lower than the fixed rates, the Company's above market annual interest expense would be approximately $3,169,000 as compared to variable rate debt financing.

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

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on May 21, 2003 to consider and take action on the election of seven directors.

All of the Company's nominees for director were elected by a majority of the votes cast.

Item 5.  Other Information

(a) The following table sets forth, with respect to each office project or location at June 30, 2003, gross square feet, rentable square feet, percentage occupied, and the average annual rent per rentable square foot occupied.

                                                                                                               Average
                                                                                                                Annual
                                                   Gross                Rentable                               Rent Per
                                                   Square                Square           Percent               Square
Office Project/Location                             Feet                  Feet           Occupied (1)           Foot (2)
-----------------------                           ----------           -----------       ------------           --------
Atlanta Chamblee                                   1,199,800             1,124,174             96%               $18.15
Atlanta Gwinnett                                     274,400               262,789             92%                19.22
Atlanta Perimeter                                    184,000               176,503             64%                21.21
Atlanta Three Ravinia (3)                            845,000               804,528             67%                17.69 (4)
Charlotte University                                 190,600               182,891             95%                17.72
Charlotte Vanguard                                   548,200               526,355             72%                17.20
Houston Post Oak (3)                               1,265,000             1,204,852             74%                17.89
Jacksonville Baymeadows                              793,400               751,430             98%                15.08 (4)
Jacksonville JTB                                     436,000               416,773            100%                12.51 (4)
Memphis Germantown                                   562,600               530,688             75%                18.67
Orlando Central                                      699,700               615,886             94%                16.58
Orlando Lake Mary                                    318,000               303,481             65%                18.87
Orlando University                                   405,200               383,786             82%                19.36
Richmond Paragon                                     154,300               145,127             97%                19.13
St. Petersburg                                       715,500               668,144             85%                16.64
Tallahassee                                          960,300               834,025             71%                17.63
                                                ------------          ------------
   Total                                           9,552,000             8,931,432
                                                 ===========          ============
Weighted Average - Total Company                                                               82%               $17.20
                                                                                            ======               ======
Weighted Average - Operational Buildings                                                       86%               $17.05
                                                                                            ======               ======
Weighted Average - Building in Lease-up                                                        71%               $17.82
                                                                                            ======               ======


(1) The percent occupied rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.

(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for an office project or location as of June 30, 2003 by (b) the rentable square feet applicable to such total annualized rents.

(3) Currently in a lease-up period. The Company considers an acquired office project to be in a lease-up period until the earlier of 85% occupancy or 18 months.

(4) Includes the effect of "triple net" leases where tenants pay substantially all operating costs in addition to base rent.

(b) The following schedule sets forth for all of the Company's buildings (i) the number of leases which will expire during the remainder of calendar year 2003 (without regard to any renewals), calendar years 2004 through 2011, and years subsequent to 2011, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on June 30, 2003 and on the terms of leases in effect as of June 30, 2003, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 44 percent of the Company's rentable square feet which were scheduled to expire during the six months ended June 30, 2003.

                                                       Percentage of        Average                                Percentage
                                                       Total Square        Annual Rent             Total             of Total
                       Number of        Number of       Feet Leased         per Square          Annualized         Annual Rents
                        Leases          Square Feet    Represented by       Foot Under          Rents Under       Represented by
             Period    Expiring          Expiring      Expiring Leases     Expiring Leases     Expiring Leases    Expiring Leases
             ------  ---------------   --------------- ---------------     ---------------     ---------------    ---------------

             2003         208             958,336           13.1%              $17.31          $  16,592,164          13.2%
             2004         215             997,667           13.7%               17.78             17,737,905          14.1%
             2005         179             956,083           13.1%               16.69             15,958,521          12.7%
             2006         126             805,546           11.0%               17.11             13,780,753          11.0%
             2007          77             988,851           13.5%               17.16             16,968,673          13.5%
             2008          46             682,654            9.4%               18.08             12,339,972           9.8%
             2009          23           1,098,055           15.0%               17.90             19,656,385          15.6%
             2010           7             146,455            2.0%               17.17              2,514,908           2.0%
             2011           4             109,146            1.5%               14.76              1,610,967           1.3%
             Other         11             565,484            7.7%               15.09              8,535,816           6.8%
                      -------         -----------        --------                            ---------------       --------

             Total        896           7,308,277          100.0%              $17.20           $125,696,064         100.0%
                       ======          ==========          ======              ======           ============         ======

(c) The Company believes that Funds from Operations is one measure of the performance of an equity real estate investment trust. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Funds from Operations is calculated as follows:

                                                                              Three Months
                                                                              Ended June 30,
                                                                            ----------------
                                                                            2003        2002
                                                                            ----------------
                                                                              (in thousands)

        Net Income                                                      $   3,450     $   4,337
        Depreciation - real estate                                          7,390         6,277
        Amortization - deferred tenant costs                                  432           338
        Amortization - fair value of acquired leases                          432            --
        Gain on sale of non-operating assets                                 (589)           --
                                                                        ----------   ----------
           Funds from Operations                                           $11,115      $10,952
                                                                           =======      =======

                                                                                Six Months
                                                                              Ended June 30,
                                                                              --------------
                                                                               2003     2002
                                                                              --------------
                                                                               (in thousands)

        Net Income                                                      $   7,721     $   9,488
        Depreciation - real estate                                         14,581        12,319
        Amortization - deferred tenant costs                                  828           702
        Amortization - fair value of acquired leases                          924            --
        Minority interest                                                      --            20
        Gain on sale of non-operating assets                                 (589)           (1)
                                                                        ----------   -----------
           Funds from Operations                                           $23,465      $22,528
                                                                           =======      =======


(d) On June 23, 2003, Robert E. Onisko tendered his resignation as the Company's Chief Financial Officer. Mr. Onisko's duties and responsibilities have been reassigned to Steven A. Abney, the Company's Vice President, Finance and Chief Accounting Officer.

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

             Number                Description
             ------                -----------

               10(a) Deed of Trust and Security Agreement (Virginia), dated April 1, 2003, between Koger Equity, Inc. and Fleet National Bank

               10(b) Assignment of Leases and Rents dated as of April 1, 2003, between Koger Equity, Inc. and Fleet National Bank

               10(c) Certificate Regarding Additional Property delivered by Koger Equity, Inc., dated as of April 1, 2003

               10(d) Indemnity Agreement Regarding Hazardous Materials, dated as of April 1, 2003, by Koger Equity, Inc.

               11                  Earnings Per Share Computations.

               15                  Letter re:  Unaudited interim financial
                                   information.

               99 Certification of Principal Executive Officer and Principal Financial Officer

(b) Reports on Form 8-K

On April 14, 2003, the Company filed a Form 8-K/A-2 (dated December 6, 2002) amending Form 8-K/A filed on February 19, 2002 (dated December 6, 2002), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of The Lakes on Post Oak property in Houston, Texas, and including under Item 7, Financial Statements and Exhibits, (a) Financial Statements of real estate acquired, (b) pro forma financial information, and (c) the Koger Equity, Inc. News Release, dated December 10, 2002, incorporated by reference.

On May 12, 2003, the Company filed a Form 8-K (dated May 8, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly results for the period ended March 31, 2002, and related supplemental information, dated March 31, 2002, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated May 8, 2003, and related supplemental information.

On May 22, 2003, the Company filed a Form 8-K (dated May 21, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February 19, 2003.

On June 27, 2003, the Company filed a Form 8-K (dated June 25, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of the appointment of Steven A. Abney as the Company's Chief Accounting Officer and providing under
Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated June 25, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      KOGER EQUITY, INC.
                                          Registrant


Dated:  August 8, 2003                /s/ Steven A. Abney
                                ------------------------------------
                                       Steven A. Abney
                            Vice President, Finance and Chief Accounting Officer
                                     (Principal Financial Officer)
                                      Koger Equity, Inc.

                                 CERTIFICATE OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

Each of the undersigned hereby certifies in his capacity as an officer of Koger Equity, Inc. (the "Company") that he has reviewed this quarterly report and, to the best of his knowledge and belief, reviewed this Form 10-Q for the period ended June 30, 2003 of Koger Equity, Inc. and certifies as follows:

1. Based on his knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

2. Based on his knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

3. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4. We have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  August 8, 2003                       /s/ Thomas J. Crocker
                                        ------------------------------------
                                              Thomas J. Crocker
                                           Chief Executive Officer
                                          (Principal Executive Officer)
                                               Koger Equity, Inc.

Dated:  August 8, 2003                        /s/ Steven A. Abney
                                        ------------------------------------
                                               Steven A. Abney
                                        Vice President, Finance and Chief
                                                Accounting Officer
                                             (Principal Financial Officer)
                                                Koger Equity, Inc.




                                                                     EXHIBIT 11

                         EARNINGS PER SHARE COMPUTATIONS
                      (In Thousands Except Per Share Data)


                                                                                                 Three Months
                                                                                               Ended June 30,
                                                                                             2003            2002
                                                                                          ----------      ---------
EARNINGS PER COMMON AND DILUTIVE
  POTENTIAL COMMON SHARE:
  Net Income                                                                              $   3,450       $   4,337
                                                                                          =========       =========
  Shares:
  Weighted average number of common
      shares outstanding - Basic                                                             21,311          21,255
                                                                                          =========       =========

EARNINGS PER SHARE - BASIC                                                                $     0.16      $    0.20
                                                                                          ==========      =========
  Shares:
  Weighted average number of common
        shares outstanding - Basic                                                           21,311          21,255
  Effect of dilutive securities (a):
      Stock options                                                                              71             214
                                                                                          ---------       ---------
  Adjusted weighted average common shares - Diluted                                          21,382          21,469
                                                                                          =========       =========

EARNINGS PER SHARE - DILUTED                                                              $    0.16       $    0.20
                                                                                          =========       =========


                                                                                                  Six Months
                                                                                               Ended June 30,
                                                                                             2003            2002
                                                                                          ----------      ---------
EARNINGS PER COMMON AND DILUTIVE
  POTENTIAL COMMON SHARE:
  Net Income                                                                              $   7,721       $   9,488
                                                                                          =========       =========
  Shares:
  Weighted average number of common
      shares outstanding - Basic                                                             21,305          21,241
                                                                                          =========       =========

EARNINGS PER SHARE - BASIC                                                                $    0.36       $    0.45
                                                                                          =========       =========
  Shares:
  Weighted average number of common
        shares outstanding - Basic                                                           21,305          21,241
  Effect of dilutive securities (a):
      Stock options                                                                              30             167
                                                                                          ---------       ---------
  Adjusted weighted average common shares - Diluted                                          21,335          21,408
                                                                                          =========       =========

EARNINGS PER SHARE - DILUTED                                                              $    0.36       $    0.44
                                                                                          =========       =========

(a) Shares issuable were derived using the "Treasury Stock Method" for all dilutive potential shares.

                                                                     EXHIBIT 15



August 8, 2003


Koger Equity, Inc.
225 NE Mizner Boulevard, Suite 200
Boca Raton, Florida  33432




We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Koger Equity, Inc. and subsidiaries for the three and six month periods ended June 30, 2003 and 2002, as indicated in our report dated July 18, 2003; because we did not perform an audit, we expressed no opinion on such financial information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated by reference in Registration Statement No. 33-55179 of Koger Equity, Inc. on Form S-3, Registration Statement No. 33-54617 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-20975 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-23429 of Koger Equity, Inc. on Form S-8, Registration Statement No. 333-37919 of Koger Equity, Inc. on Form S-3, Registration Statement No. 333-33388 of Koger Equity, Inc. on Form S-8 and Registration Statement No. 333-38712 of Koger Equity, Inc. on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
West Palm Beach, Florida

                                                                    EXHIBIT  99


                                 CERTIFICATE OF
                           PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER

Each of the undersigned hereby certifies in his capacity as an officer of Koger Equity, Inc. (the "Company") that he has reviewed this quarterly report and, to the best of his knowledge and belief, the quarterly report of the Company on Form 10-Q for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, that the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the report not misleading, and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations and cash flows of the Company for such period.


Dated:  August 8, 2003                   /s/ Thomas J. Crocker
                                    ------------------------------------
                                          Thomas J. Crocker
                                       Chief Executive Officer
                                       (Principal Executive Officer)
                                          Koger Equity, Inc.

Dated:  August 8, 2003                    /s/ Steven A. Abney
                                    ------------------------------------
                                           Steven A. Abney
                                     Vice President, Finance and Chief
                                            Accounting Officer
                                         (Principal Financial Officer)
                                          Koger Equity, Inc.