Form 10-Q
period 2003-09-30
KOGER EQUITY INC
filed 2003-11-12
CIK 835664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at October 31, 2003
      Common Stock, $.01 par value                   21,368,342 shares


                       KOGER EQUITY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                                         PAGE NO.

PART I.   FINANCIAL INFORMATION

            Independent Accountants' Report...........................................        3

    Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets--
               September 30, 2003 and December 31, 2002...............................        4

            Condensed Consolidated Statements of Operations
               for the Three and Nine Months Ended
               September 30, 2003 and 2002............................................        5

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity for the Nine Months
               Ended September 30, 2003 ..............................................        6

            Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 2003 and 2002..................        7

            Notes to Condensed Consolidated Financial
               Statements for the Three and Nine Months
               Ended September 30, 2003 and 2002......................................        8

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .............................................       16

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............       20

    Item 4. Controls and Procedures ..................................................       21

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings........................................................       22

    Item 5.  Other Information........................................................       22

    Item 6.  Exhibits and Reports on Form 8-K.........................................       25

    Signatures and Certification......................................................    26-28

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Koger Equity, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

West Palm Beach, Florida
October 31, 2003




                       KOGER EQUITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                        (In thousands, except share data)


                                                                   September 30,        December 31,
                                                                        2003               2002
                                                                    -----------        ----------
ASSETS
Real Estate Investments:
  Operating properties:
     Land                                                          $   116,658           $   110,653
     Buildings                                                         814,183               783,185
     Furniture and equipment                                             3,533                 3,320
     Accumulated depreciation                                         (171,697)             (149,830)
                                                                   ------------          ------------
          Operating properties, net                                    762,677               747,328
   Undeveloped land held for investment                                  9,995                 9,995
   Undeveloped land held for sale, net of allowance                      3,041                 3,831
Cash and cash equivalents                                               13,302                 4,627
Restricted cash                                                         14,520                13,340
Accounts receivable, net of allowance for
   uncollectible accounts of $1,620  and $1,280                         14,575                12,183
Other assets                                                            18,059                13,781
                                                                   -----------           -----------
     TOTAL ASSETS                                                  $   836,169           $   805,085
                                                                   ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages and loans payable                                     $   394,128           $   431,698
   Accounts payable                                                      3,764                 3,801
   Accrued real estate taxes payable                                     9,893                   147
   Other accrued liabilities                                            10,846                13,435
   Dividends payable                                                     7,840                 7,453
   Advance rents and security deposits                                   5,343                 5,483
                                                                   -----------           -----------
     Total Liabilities                                                 431,814               462,017
                                                                   -----------           -----------


Shareholders' Equity:
   Preferred stock, $.01 par value; 50,000,000 shares
     authorized; liquidation preference of $25 per share;
     2,990,000 shares issued and outstanding                                30                    --
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 29,861,892 and 29,826,632 shares
     issued; 21,342,624 and 21,294,894 shares outstanding                  299                   298
   Capital in excess of par value                                      544,689               472,156
   Notes receivable from stock sales to officers                        (5,266)               (5,266)
   Accumulated other comprehensive loss                                   (212)                 (212)
   Retained earnings (deficit)                                          (3,566)                7,813
   Treasury stock, at cost; 8,519,268 and 8,531,738 shares            (131,619)             (131,721)
                                                                   -----------           -----------
     Total Shareholders' Equity                                        404,355               343,068
                                                                   -----------           -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   836,169           $   805,085
                                                                   ===========           ===========


See notes to unaudited condensed consolidated financial statements.



                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                      (In thousands, except per share data)

                                                                   Three Months                     Nine Months
                                                                Ended September 30,             Ended September 30,
                                                                -------------------             -------------------
                                                               2003            2002             2003          2002
                                                             ---------       --------         ---------     --------
REVENUES
   Rental and other rental services                          $  35,163       $ 31,836         $ 107,407     $  94,286
   Management fees                                                  --            839               331         2,590
   Other                                                            --             --                 5             2
                                                             ---------       --------         ---------     ---------
       Total operating revenues                                 35,163         32,675           107,743        96,878
                                                             ---------       ---------        ---------     ---------

EXPENSES
   Property operations                                          13,907         11,846            41,949        34,233
   Depreciation and amortization                                 7,925          6,663            24,537        19,915
   General and administrative                                    2,385          2,971             8,415         8,428
   Direct costs of management fees                                  --            797                88         2,630
   Other                                                            36             43               103           125
                                                             ---------       --------         ---------     ---------
       Total operating expenses                                 24,253         22,320            75,092        65,331
                                                             ---------       --------         ---------     ---------

OPERATING INCOME                                                10,910         10,355            32,651        31,547
                                                             ---------       --------         ---------     ---------

OTHER INCOME (EXPENSE)
   Interest income                                                  39             98               179           329
   Mortgage and loan interest, including amortization
     of deferred loan costs of $370 and $303 for the three
       months and $1,095 and $891 for the nine months           (7,289)        (6,041)          (22,059)      (17,864)
                                                             ----------      ---------        ----------    ----------
       Total other income (expense)                             (7,250)        (5,943)          (21,880)      (17,535)
                                                             ----------      ---------        ----------    ----------

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF
  ASSETS, INCOME TAXES AND MINORITY INTEREST                     3,660          4,412            10,771        14,012
Gain on sale or disposition of assets                               --              1               589             2
                                                             ---------       --------         ---------     ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                 3,660          4,413            11,360        14,014
Income tax (benefit) provision                                      (1)            19               (22)          112
                                                             ----------      --------         ----------    ---------
INCOME BEFORE MINORITY INTEREST                                  3,661          4,394            11,382        13,902
Minority interest                                                   --             --                --            20
                                                             ---------       --------         ---------     ---------
NET INCOME                                                       3,661          4,394            11,382        13,882
Dividends on preferred stock                                      (371)            --              (371)           --
                                                             ----------      --------         ----------    ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                  $   3,290       $  4,394         $  11,011     $  13,882
                                                             =========       ========         =========     =========

EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
   Basic                                                     $    0.15       $   0.21         $    0.52     $    0.65
                                                             =========       ========         =========     =========
   Diluted                                                   $    0.15       $   0.21         $    0.52     $    0.65
                                                             =========       ========         =========     =========

WEIGHTED AVERAGE SHARES:
   Basic                                                        21,332         21,293            21,314        21,258
                                                             =========       ========         =========     =========
   Diluted                                                      21,455         21,410            21,377        21,407
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





                             Preferred Stock         Common Stock             Capital          Notes
                       ---------------------------------------------------   in Excess       Receivable
                         Shares     Par           Shares         Par          of Par         from Stock
                         Issued    Value          Issued        Value          Value           Sales
                       ---------------------------------------------------------------------------------------
BALANCE AT
 DECEMBER 31, 2002            --      $--         29,827       $298         $472,156          $(5,266)


 Preferred stock issued    2,990        30                                    72,115
 Common stock sold                                                               102
 Options exercised                                    35          1              316
 Dividends declared
 Net Income

BALANCE AT             -----------------------------------------------------------------------------------------
 SEPTEMBER 30, 2003        2,990       $30        29,862       $299         $544,689          $(5,266)
                       =========================================================================================


                                    Accumulated                                           Total
                                       Other            Retained                         Share-
                                   Comprehensive        Earnings        Treasury        holders'
                                       Loss             (Deficit)        Stock           Equity
                                -------------------------------------------------------------------
BALANCE AT
 DECEMBER 31, 2002                   $(212)          $   7,813         $(131,721)       $343,068


 Preferred stock issued                                                                   72,145
 Common stock sold                                                           102             204
 Options exercised                                                                           317
 Dividends declared                                     (22,761)                         (22,761)
 Net Income                                              11,382                           11,382

BALANCE AT                      -------------------------------------------------------------------
 SEPTEMBER 30, 2003                  $(212)           $ (3,566)        $(131,619)       $404,355
                                ===================================================================

See notes to unaudited condensed consolidated financial statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In thousands)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                                 2003              2002
                                                                             -----------        ----------
OPERATING ACTIVITIES
   Net income                                                                $  11,382          $  13,882
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                              24,537             19,915
     Amortization of deferred loan costs                                         1,095                891
     Provision for uncollectible accounts                                          488                430
     Minority interest                                                              --                 20
     Gain on sale or disposition of assets                                        (589)                (2)
     Changes in assets and liabilities:
       (Increase) decrease in receivables and other assets                        (928)                (2)
       Increase in accounts payable, accrued liabilities
         and other liabilities                                                   6,980              4,361
                                                                             ---------          ---------
       Net cash provided by operating activities                                42,965             39,495
                                                                             ---------          ---------
INVESTING ACTIVITIES
   Property acquisitions                                                       (33,103)          (125,478)
   Tenant improvements to first generation space                                (3,300)            (1,224)
   Tenant improvements to existing properties                                   (3,448)            (3,743)
   Building improvements                                                        (3,857)            (2,582)
   Deferred tenant costs                                                        (1,585)            (1,382)
   Additions to furniture and equipment                                           (213)               (38)
   Increase in restricted cash                                                  (3,086)                --
   Purchase of limited partner interests in Koger-Vanguard Partnership, L.P.        --            (16,465)
   Proceeds from sale of assets                                                  1,580                  2
                                                                             ---------          ---------
       Net cash used in investing activities                                   (47,012)          (150,910)
                                                                             ----------         ----------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                         317              2,121
   Proceeds issuance of preferred stock                                         72,145                 --
   Proceeds from sales of common stock                                             204                210
   Proceeds from mortgages and loans                                            36,000             88,000
   Principal payments on mortgages and loans payable                           (73,570)           (21,689)
   Dividends paid                                                              (22,374)           (59,043)
   Distributions paid to limited partners                                           --               (398)
   Financing costs                                                                  --               (226)
                                                                             ---------          ----------
       Net cash provided by financing activities                                12,722              8,975
                                                                             ---------          ---------
Net increase (decrease) in cash and cash equivalents                             8,675           (102,440)
Cash and cash equivalents - beginning of period                                  4,627            113,370
                                                                             ---------          ---------
Cash and cash equivalents - end of period                                    $  13,302          $  10,930
                                                                             =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                                  $  20,757          $  17,669
                                                                             =========          =========
   Cash paid during the period for income taxes                              $      --          $     485
                                                                             =========          =========

See notes to unaudited condensed consolidated financial statements.

                       KOGER EQUITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2003 AND 2002
                (Unaudited - See Independent Accountants' Report)

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

All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to current year presentation. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

       New Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment will be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. SFAS No. 142 also requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded, as intangible assets, $274,000 of the estimated value of leases in place as part of its acquisition of Three Ravinia Drive in January 2002 and $5,859,000 of the estimated value of leases in place as part of its acquisition of The Lakes on Post Oak in December 2002. The Company intends to amortize these intangible assets on a straight-line basis over the next four years, the remaining weighted average term of the existing leases.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
Interest Entities," which is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires the consolidation of variable interest entities ("VIEs") in which the variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 is effective for VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. The Company's adoption of FIN No. 46 has not had a material impact on its condensed consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The Company adopted FASB No. 150 effective July 1, 2003. The Company's adoption of FASB No. 150 has not had a material impact on its condensed consolidated financial statements.

2. ORGANIZATION. Koger Equity, Inc. ("KE"), a Florida corporation, was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. KE is a self-administered and self-managed real estate investment trust (a "REIT") and its common stock is listed on the New York Stock Exchange under the ticker symbol "KE." As of September 30, 2003, KE owned and managed 126 office buildings containing 9.21 million rentable square feet, primarily located within 18 suburban office projects in ten cities in the Southeastern United States and Texas.

In addition to managing its own properties, the Company formerly provided asset management services to Crocker Realty Trust, a related party. In 2002, the Company managed 70 office buildings for AP-Knight LP, a related party. The Company and AP-Knight LP terminated this property management agreement effective December 31, 2002. The Company and Crocker Realty Trust terminated the asset management agreement on May 1, 2003.

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

         Depreciation and Amortization. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives of three to 40 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on the Company's estimates. If the Company were to allocate acquisition costs inappropriately to buildings or to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases. Intangible assets recorded under the terms of SFAS No. 142 will be amortized on a straight-line basis over the next four years, the remaining weighted average term of the existing leases.

         Impairment of Long-Lived Assets. The Company's long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the quarter ended September 30, 2003, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

         Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For the quarters ended September 30, 2003 and 2002, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $802,000 and $731,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. For the nine months ended September 30, 2003 and 2002, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $3,172,000 and $1,724,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

The Company generates management fees and leasing commissions by providing on-site property management and leasing services to third party owners. Management fees are generally earned monthly and are based on a percentage of the managed properties' monthly rental and other operating revenues. Leasing commissions are earned when the Company, on behalf of the third party owner, negotiates or assists in the negotiation of new leases, renewals and expansions of existing leases, and are generally based on a percentage of rents to be received under the initial term of the respective leases.

The management and leasing agreements between the Company and third party owners generally are based on annually renewable terms and may be terminated in certain cases and for certain reasons by either party with a 30 to 90 day (depending on the terms of the specific agreement) notice.

         Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses that could result from the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. If the financial condition of the Company's tenants were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its tenants improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense.

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

      Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a "REIT"). A corporate REIT is a legal entity that owns income-producing real property, and through distributions of income to its shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain. Although Koger Realty Services, Inc.("KRSI"), a taxable REIT subsidiary, is consolidated with the Company for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns.

      Stock Options. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. As a result, there were no stock options charged to income during the three and nine months ended September 30, 2003. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share.


                                                                              Three Months
                                                                         Ended  September 30,
                                                                       2003                 2002
                                                                    -------------------------------
Net income available to common shareholders - As reported           $  3,290,000      $ 4,394,000
                                            - Pro forma                2,926,000        4,064,000
Diluted earnings per share - As reported                                   $0.15            $0.21
                           - Pro forma                                      0.14             0.19

                                                                              Nine Months
                                                                         Ended  September 30,
                                                                       2003                 2002
                                                                    -------------------------------
Net income available to common shareholders - As reported           $11,011,000       $13,882,000
                                            - Pro forma              10,220,000        12,927,000
Diluted earnings per share - As reported                                  $0.52             $0.65
                           - Pro forma                                     0.48              0.60


      Fair Value of Financial Instruments. The Company believes the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company's mortgages and loans payable would be approximately $397.6 million at September 30, 2003.

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

       4. FEDERAL INCOME TAXES. KE is qualified and has elected tax treatment as a REIT under the Internal Revenue Code. A REIT is a taxable corporation that owns income-producing real property, and through distributions of income to its shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, in addition to certain other requirements, KE must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company distributes in the form of dividends at least 100 percent of REIT taxable income, the Company would pay no income tax; all taxable income would be taxed at the individual shareholder level. KE has a net operating loss carryforward of approximately $2,414,000, which may be used to reduce REIT taxable income. However, the use of net operating loss carryforwards is limited for alternative minimum tax purposes. During the first quarter of 2002, the Company made payments of approximately $385,000 for the Company's 2001 estimated alternative minimum tax liability. These payments were refunded to the Company during the fourth quarter of 2002.

Although KRSI is consolidated with KE for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns. KRSI operated at a net loss for the first nine months of 2003 and has, therefore, recorded no provision for federal income taxes for the three and nine months ended September 30, 2003.

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

On January 31, 2002, the Company acquired a 31-story office building located in Atlanta, Georgia and containing approximately 800,000 rentable square feet for $125.0 million and other transaction costs. The purchase of the property was funded with cash and by an $80 million draw from the Company's secured revolving credit facility. As of September 30, 2003, approximately 66% of the property's rentable space was leased.

During the second quarter of 2003, the Company sold approximately 7.7 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million and recognized a gain of approximately $585,000.

On September 11, 2003, the Company acquired the Rosemeade Building and CIGNA Plaza in Dallas, Texas for approximately $33.1 million. The properties are comprised of two office buildings which contain approximately 280,000 square feet of rentable space. The funds required for this acquisition were drawn from proceeds from the Company's recent preferred stock issuance.

       6. EARNINGS PER SHARE. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares underlying the options had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.


For the three and nine months ended September 30, 2003, earnings per common share is calculated as follows (in thousands except per share data):

                                                                Three Months
                                                             Ended September 30,
                                                             2003            2002
                                                          ----------      ---------
EARNINGS PER COMMON AND DILUTIVE
  POTENTIAL COMMON SHARE:
  Net Income available to common shareholders             $   3,290       $   4,394
                                                          =========       =========
  Shares:
  Weighted average number of common
      shares outstanding - Basic                             21,332          21,293
                                                          =========       =========

EARNINGS PER SHARE - BASIC                                $    0.15       $    0.21
                                                          ==========      =========
  Shares:
  Weighted average number of common
        shares outstanding - Basic                           21,332          21,293
  Effect of dilutive securities (a):
      Stock options                                             123             117
                                                          ---------       ---------
  Adjusted weighted average common shares - Diluted          21,455          21,410
                                                          =========       =========

EARNINGS PER SHARE - DILUTED                              $    0.15       $    0.21
                                                          =========       =========


                                                                  Nine Months
                                                              Ended September 30,
                                                             2003            2002
                                                          ----------      ---------
EARNINGS PER COMMON AND DILUTIVE
  POTENTIAL COMMON SHARE:
  Net Income available to common shareholders             $  11,011       $  13,882
                                                          =========       =========
  Shares:
  Weighted average number of common
      shares outstanding - Basic                             21,314          21,258
                                                          =========       =========

EARNINGS PER SHARE - BASIC                                $    0.52       $    0.65
                                                          =========       =========
  Shares:
  Weighted average number of common
        shares outstanding - Basic                           21,314          21,258
  Effect of dilutive securities (a):
      Stock options                                              63             149
                                                          ---------       ---------
  Adjusted weighted average common shares - Diluted          21,377          21,407
                                                          =========       =========

EARNINGS PER SHARE - DILUTED                              $    0.52       $    0.65
                                                          =========       =========

(a) Shares issuable were derived using the "Treasury Stock Method" for all dilutive potential shares.

       7. MORTGAGES AND LOANS PAYABLE. At September 30, 2003, the Company had $394,128,000 of loans outstanding, which are collateralized by mortgages on the Company's operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

         Year Ending December 31,
            2003                                        $    1,350
            2004                                            82,631
            2005                                             6,112
            2006                                            23,706
            2007                                            98,098
            Subsequent Years                               182,231
                                                        ----------
                  Total                                 $  394,128
                                                        ==========

       8. DIVIDENDS. The Company paid quarterly dividends of $0.35 per share on February 6, 2003, May 1, 2003, and August 7, 2003, to shareholders of record on December 31, 2002, March 31, 2003, and June 30, 2003, respectively. During the quarter ended September 30, 2003, the Company's Board of Directors declared a quarterly dividend of $0.35 per share payable on November 6, 2003, to shareholders of record on September 30, 2003. The Company currently expects that significantly all dividends paid for 2003 will be treated as ordinary income to the recipient for income tax purposes.

       9. SEGMENT REPORTING. The Company operates in one business segment, the ownership and management of commercial real estate. The Company's primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. All of the Company's operations are located in the Southeastern United States and Texas.

       10. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company's plan (the "Repurchase Plan") to repurchase up to
2.65 million shares of common stock (the "Shares"), the Company entered into an agreement to, from time to time, loan to Mr. Thomas J. Crocker, Chief Executive Officer, and Mr. Robert E. Onisko, former Chief Financial Officer (collectively, the "Officers"), certain amounts in connection with their purchase of up to 500,000 shares and 150,000 shares, respectively, of the Company's common stock (collectively the "Loan Stock"). For Loan Stock purchases consummated pursuant to the Company's 1998 Equity and Cash Incentive Plan, the Company has agreed to advance up to 100% of the purchase price of the shares. For Loan Stock purchases consummated in the open market or pursuant to the Repurchase Plan, the Company has agreed to advance up to 50% of the purchase price of the shares. Each Officer's loans are collateralized by any Loan Stock purchased by such Officer. Aside from an Officer's equity interest in Loan Shares, the Company has limited or no personal recourse against an Officer for the principal amount of any loan. The Officers are personally obligated to make any and all interest payments. Each loan bears interest at 150 basis points over the applicable LIBOR rate, which interest is payable quarterly. The outstanding principal amount of each loan and all accrued but unpaid interest is due on the earlier of (i) February 17, 2010 or (ii) the second anniversary of the Officer's termination by the Company for cause. As of September 30, 2003, Mr. Crocker had purchased 320,370 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $3,975,000. As of September 30, 2003, Mr. Onisko has purchased 102,490 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $1,291,000. The Company's obligation to extend loans to Mr. Onisko terminated as of July 1, 2003. The Company's loans to Mr. Crocker and Mr. Onisko were made under the terms of a contract which precedes the Sarbanes-Oxley Act.

         11. PREFERRED STOCK. On September 10, 2003, the Company issued 2,990,000 shares of 8-1/2% Series A Cumulative Redeemable Preferred Stock (redeemable at the option of the Company), including 390,000 shares issued in connection with the exercise of an over-allotment option granted to the Company's underwriter. The offering resulted in approximately $72.1 million in net proceeds, of which $33.1 million was used to fund the acquisition of the Rosemeade Building and CIGNA Plaza in Dallas, Texas, and to pay down $34 million of the Company's secured revolving credit facility, with the remaining proceeds used for general corporate purposes. During the three and nine months ended September 30, 2003, the Company accrued preferred stock dividends of $371,000.

         12. SUBSEQUENT EVENT. On October 31, 2003, the Company, through a newly formed DownREIT limited partnership, provided its portion of a non-refundable deposit for the acquisition of all of the partnership interests in a partnership that owns an office building known as Broward Financial Center, which is located in Ft. Lauderdale, Florida and contains 325,000 square feet of rentable space. The transaction is expected to close in January 2004.

The newly formed DownREIT limited partnership will enter into a joint venture with Investcorp Properties Limited of New York to make the acquisition, and have a 30% interest in the joint venture. The Company's total investment in this joint venture is currently estimated to be between $4.5 million and $5.0 million, including closing costs and fees. The Company's CEO has a 50% ownership interest in entities which own approximately 14% of the selling partnership. These entities, which the Company's CEO has an interest in, will contribute their partnership interests to the newly formed DownREIT in exchange for DownREIT limited partnership units. At this time, it is estimated that approximately 40 percent of the DownREIT limited partnership units will be owned by these entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 800,000 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. As of September 30, 2003, approximately 66% of the property's rentable space was leased.

On December 6, 2002, the Company acquired The Lakes on Post Oak, a 1.2 million square foot, suburban three building office complex located in Houston, Texas, for approximately $101.5 million and other transaction costs. As of September 30, 2003, approximately 75% of the property's rentable space was leased.

On September 11, 2003, the Company acquired the Rosemeade Building and CIGNA Plaza in Dallas, Texas for approximately $33.1 million. The properties are comprised of two office buildings which contain approximately 280,000 square feet of rentable space. The funds required for this acquisition were drawn from proceeds from the Company's recent preferred stock issuance. As of September 30, 2003, the Rosemeade Building and CIGNA Plaza were 100% and 92% occupied, respectively.

RESULTS OF OPERATIONS

Rental and other rental services revenues totaled $35,163,000 for the quarter ended September 30, 2003, compared to $31,836,000 for the quarter ended September 30, 2002. Rental and other rental services revenues totaled $107,407,000 for the nine months ended September 30, 2003, compared to $94,286,000 for the nine months ended September 30, 2002. These increases resulted primarily from the acquisition of The Lakes on Post Oak property in December 2002 ($4.3 million and $13.8 million for the quarter and nine months ended September 30, 2003, respectively) and an increase in rental revenues from the Three Ravinia Drive property acquired on January 31, 2002 ($200,000 and $2.2 million for the quarter and nine months ended September 30, 2003, respectively). The effect of these increases was partially offset by a decline in rental revenues at the remainder of the Company's properties. At September 30, 2003, the Company's buildings were on average 82 percent occupied with an average rental rate of $17.28 per rentable square foot. Excluding properties acquired during 2002 and 2003, the remainder of the Company's buildings were on average 84 percent occupied with an average rental rate of $16.93. At September 30, 2002, the Company's buildings were on average 86 percent occupied with an average rental rate of $16.91 per rentable square foot.

There were no management fee revenues for the quarter ended September 30, 2003, compared to $839,000 for the quarter ended September 30, 2002. Management fee revenues totaled $331,000 for the nine months ended September 30, 2003, compared to $2,590,000 for the nine months ended September 30, 2002. These decreases were due primarily to the loss of fees from the AP-Knight LP management agreement that was terminated in December 2002 and the loss of fees from the Crocker Realty Trust management agreement that was terminated in May 2003.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

                                                            Percent of
                                                         Rental and Other
             Period                     Amount           Rental Services
  ------------------------------    ------------       -------------------
  September 30, 2003--Quarter       $13,907,000               39.6%
  September 30, 2002--Quarter       $11,846,000               37.2%
  September 30, 2003--Nine Months   $41,949,000               39.1%
  September 30, 2002--Nine Months   $34,233,000               36.3%

These increases in property operations expense ratios were due primarily to increases in the Company's expenditures for property insurance and maintenance and an increase in the Company's provision for bad debts in 2003 as compared to the same periods in 2002.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company's depreciable assets, generally 3 to 40 years. Depreciation expense increased $942,000 for the three months ended September 30, 2003, compared to the same period in 2002. Depreciation expense increased $3,230,000 for the nine months ended September 30, 2003, compared to the same period in 2002. These increases were due primarily to the Company's acquisition of the Three Ravinia Drive property on January 31, 2002, and the acquisition of The Lakes on Post Oak property in December 2002. Amortization expense increased $320,000 for the three months ended September 30, 2003, compared to the same period in 2002. Amortization expense increased $1,392,000 for the nine months ended September 30, 2003, compared to the same period in 2002. These increases were due primarily to an increase in the Company's expenditures for deferred tenant costs and the amortization of the recorded fair value of leases acquired in the purchases of Three Ravinia Drive and The Lakes on Post Oak.

General and administrative expenses for the three months ended September 30, 2003 and 2002, totaled $2,385,000 and $2,971,000, respectively. General and administrative expenses for the nine months ended September 30, 2003 and 2002, totaled $8,415,000 and $8,428,000, respectively. These decreases were due primarily to reduced accruals for special distributions payable to certain of the Company's executive officers. These decreases were partially offset by an increase in professional fees, a reduction in the allocation of corporate overhead to direct costs of management fees, the cost of relocating the Company's corporate management offices, and the write off of certain amounts related to abandoned development projects. Additionally, the Company accrued certain amounts during the second quarter of 2003 that were payable to the Company's former Chief Financial Officer under the terms of a settlement agreement. These amounts were paid during the third quarter of 2003.

Direct costs of management fees decreased $797,000 for the three months ended September 30, 2003, compared to the same period in 2002. Direct costs of management fees decreased $2,542,000 for the nine months ended September 30, 2003, compared to the same period in 2002. These decreases were due primarily to the loss of the AP-Knight LP management agreement that was terminated in December 2002 and the loss of the Crocker Realty Trust asset management agreement that was terminated in May 2003.

Interest revenues decreased $150,000 for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease was due primarily to a decline in the Company's average invested cash balances.

For the three months ended September 30, 2003, interest expense increased to $7,289,000 from $6,041,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, interest expense increased to $22,059,000 from $17,864,000 for the nine months ended September 30, 2002. These increases were due primarily to an increase in the Company's average debt balance in 2003 as compared to 2002 that resulted from the Company's acquisition of The Lakes on Post Oak in December 2002. At September 30, 2003 and 2002, the weighted average interest rate on the Company's outstanding debt was approximately 6.64 percent and 7.13 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Operating Activities-- During the nine months ended September 30, 2003, the Company generated approximately $43.0 million in net cash from operating activities, approximately $3.5 million more than the comparable period of 2002. The Company's increased generation of cash from operations is primarily attributable to an increase in the aggregate rate of depreciation and amortization (approximately $4.6 million) and a growth in the rate of increases in accounts payable, accrued liabilities and other liabilities (approximately $2.6 million). The increase in cash generated by operations was partly offset by a decrease in Net income (approximately $2.5 million).

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

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company's buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At September 30, 2003, leases representing approximately 7.7 percent of the gross annualized rent from the Company's properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2003. These scheduled expirations represent 137 leases for space in buildings located in 16 of the 18 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 2003, leases were renewed on approximately 40 percent of the Company's rentable square feet that were scheduled to expire during the nine-month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2003 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 21 percent of the Company's occupied space at September 30, 2003 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company's rent stream may reduce their current demands, or curtail their future need, for additional office space. During 2002, the State of Florida eliminated its Department of Labor, which resulted in a decrease in rental income with respect to the Company's property in Tallahassee.

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

       Investing Activities-- At September 30, 2003, substantially all of the Company's invested assets were in real properties. During the nine months ended September 30, 2003 and September 30, 2002, the Company's primary use of cash for investing activities was property acquisitions. Of the $47.0 million and $150.9 million utilized in investing activities in the nine months ended September 30, 2003 and September 30, 2002, respectively, $33.1 million and $125.5 million was for property acquisitions.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company's common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 800,000 square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs. The Company allocated approximately $7.0 million and $118.3 million of the net purchase price to value of the acquired land and building, respectively. As of September 30, 2003, approximately 66% of the property's rentable space was leased.

During the second quarter of 2003, the Company sold approximately 7.7 acres of undeveloped land at its Charlotte Carmel property for approximately $1.6 million.

On September 11, 2003, the Company acquired the Rosemeade Building and CIGNA Plaza in Dallas, Texas for approximately $33.1 million. The properties are comprised of two office buildings which contain approximately 280,000 square feet of rentable space. The funds required for this acquisition were drawn from proceeds from the Company's recent preferred stock issuance.

At September 30, 2003, substantially all of the Company's invested assets were in real properties. Improvements to the

Company's existing properties have been financed through internal operations and lender required escrow accounts at The Lakes on Post Oak. During the nine months ended September 30, 2003, the Company's expenditures for improvements to first generation space and to existing properties increased approximately $3.1 million from the corresponding period in 2002. This increase was due primarily to increased tenant allowances for capital improvements.

       Financing Activities-- The Company generated $12.7 million and $9.0 million of cash from financing activities in the nine months ended September 30, 2003 and September 30, 2002, respectively. For the nine months ended September 30, 2003, the Company's largest sources of cash from financing activities were proceeds from the registered sale of preferred stock ( $72.1 million) and proceeds from mortgages and loans ($36.0 million). In the same time period, the Company's largest uses of cash for financing activities were principal payments on mortgages and loans payable ($73.6 million) and dividends paid ($22.4 million). For the nine months ended September 30, 2002, the Company's largest sources of cash for financing activities were proceeds from mortgages and loans ($88.0 million) and proceeds from the exercise of stock options ($2.1 million). In the same period, the Company's primary uses of cash for financing activities were principal payments on mortgages and loans payable ($21.7 million) and dividends paid ($59.0 million).

The Company has a $100 million secured revolving credit facility (none of which had been borrowed on September 30, 2003) provided by Fleet Bank. At September 30, 2003, the Company had two buildings in Dallas, Texas that were unencumbered. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $1.35 million during the remainder of calendar year 2003.

On September 10, 2003, the Company issued 2,990,000 shares of 8-1/2% Series A Cumulative Redeemable Preferred Stock, including 390,000 shares issued in connection with the exercise of an over-allotment option granted to the Company's underwriter. The offering resulted in approximately $72.1 million in net proceeds, of which $33.1 million was used to fund the acquisition of the Rosemeade Building and CIGNA Plaza in Dallas, Texas, and to pay down $34 million of the Company's secured revolving credit facility, with the remaining proceeds used for general corporate purposes. During the three and nine months ended September 30, 2003, the Company accrued preferred stock dividends of $371,000.

The foregoing discussion contains forward-looking statements concerning 2003. The actual results of operations for 2003 could differ materially from those projected because of factors affecting the financial markets, reactions of the Company's existing and prospective investors, the ability of the Company to identify and execute development projects and acquisition opportunities, the ability of the Company to renew and enter into new leases on favorable terms with creditworthy tenants, and other risk factors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Relevant to Forward-Looking Information for Purpose of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, which is incorporated herein by reference.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

       Interest Rate Risk. The Company currently has a $100 million secured revolving credit facility (none of which had been borrowed on September 30, 2003) and approximately $78.5 million of other loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company's interest expense, which would adversely affect the Company's cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts to mitigate the interest rate risk with respect to the secured revolving credit facility. However, the Company has entered into a two-year LIBOR interest rate cap with a maximum LIBOR rate of 5.45% on a $77.0 million loan secured by The Lakes on Post Oak property in Houston, Texas. As of September 30, 2003, the Company had borrowed approximately $78.5 million of variable rate debt. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $785,000.

Additionally, the Company had $315.7 million outstanding under loans with fixed interest rates as of September 30, 2003. The Company may incur additional fixed rate debt in the future to meet its financing needs. Should market interest rates decline, the Company's use of fixed rate debt financing may result in the recognition of interest expense at rates higher than market rates. Assuming the Company was unable to refinance its existing fixed rate debt and if the market interest rate on this debt were 100 basis points lower than the fixed rates, the Company's above market annual interest expense would be approximately $3,157,000 as compared to variable rate debt financing.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None.

Item 5.  Other Information

(a) The following table sets forth, with respect to each office project or location at September 30, 2003, gross square feet, rentable square feet, percentage occupied, and the average annual rent per rentable square foot occupied.

                                                                                                 Average
                                                                                                 Annual
                                    Gross                Rentable                                Rent Per
                                    Square                Square           Percent                Square
Office Project/Location              Feet                  Feet           Occupied (1)           Foot (2)
-----------------------            ----------           -----------       ------------          --------
Atlanta Chamblee                    1,199,800             1,124,194             95%               $18.23
Atlanta Gwinnett                      274,400               262,789             88%                19.32
Atlanta Perimeter                     184,000               176,503             58%                20.75
Atlanta Three Ravinia (3)             845,000               804,528             66%                17.69 (4)
Charlotte University                  190,600               182,891             85%                18.03
Charlotte Vanguard                    548,200               526,356             52%                16.34
Dallas Cigna Plaza (3)                133,600               127,226             92%                22.84
Dallas Rosemeade (3)                  159,800               152,163            100%                22.87
Houston Post Oak (3)                1,265,000             1,204,852             75%                17.65
Jacksonville Baymeadows               793,400               751,315             99%                14.71 (4)
Jacksonville JTB                      436,000               416,773            100%                12.51 (4)
Memphis Germantown                    562,600               530,688             80%                18.27
Orlando Central                       699,700               616,507             93%                16.71
Orlando Lake Mary                     318,000               303,481             65%                18.23
Orlando University                    405,200               383,813             82%                19.41
Richmond Paragon                      154,300               145,127             99%                19.62
St. Petersburg                        715,500               668,144             88%                16.57
Tallahassee                           960,300               834,025             71%                17.70
                                  -----------          ------------
   Total                            9,845,400             9,211,375
                                  ===========          ============
Weighted Average - Total Company                                                82%               $17.28
                                                                                ===               ======
Weighted Average - Same Store                                                   84%               $16.93
                                                                                ===               ======
Weighted Average - Acquisition                                                  74%               $18.49
                                                                                ===               ======

(1) The percent occupied rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.
(2) Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for an office project or location as of September 30, 2003 by (b) the rentable square feet applicable to such total annualized rents.
(3)      Properties acquired during 2002 and 2003.
(4) Includes the effect of "triple net" leases where tenants pay substantially all operating costs in addition to base rent.

   (b)    The following schedule sets forth for all of the Company's buildings
          (i) the number of leases which will expire during the remainder of calendar year 2003 (without regard to any renewals), calendar years 2004 through 2011, and years subsequent to 2011, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases,
          (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on September 30, 2003 and on the terms of leases in effect as of September 30, 2003, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 40 percent of the Company's rentable square feet which were scheduled to expire during the nine months ended September 30, 2003.


                                       Percentage of       Average                           Percentage
                                        Total Square     Annual Rent          Total           of Total
           Number of     Number of      Feet Leased      per Square         Annualized      Annual Rents
            Leases     Square Feet    Represented by      Foot Under       Rents Under     Represented by
 Period    Expiring      Expiring     Expiring Leases   Expiring Leases   Expiring Leases  Expiring Leases
 ------  ------------  -------------   --------------   ---------------   ---------------  ---------------
 2003         137         591,479           7.9%            $16.71        $   9,883,473         7.7%
 2004         241       1,051,244          14.1%             17.74           18,653,312        14.5%
 2005         183         970,186          13.0%             16.79           16,286,347        12.6%
 2006         137         792,684          10.6%             17.11           13,559,088        10.5%
 2007          81       1,080,849          14.4%             17.59           19,015,015        14.8%
 2008          64         867,082          11.6%             17.96           15,570,299        12.0%
 2009          31       1,259,709          16.9%             18.14           22,856,559        17.7%
 2010           7         144,055           1.9%             17.28            2,489,822         1.9%
 2011           5         141,832           1.9%             14.21            2,015,616         1.5%
 Other         11         565,484           7.7%             15.09            8,535,816         6.8%
           ------      ----------         ------            ------         ------------     --------

 Total        897       7,464,604         100.0%            $17.26         $128,865,346       100.0%
           ======      ==========         ======            ======         ============       ======


(c) The National Association of Real Estate Investment Trusts ("NAREIT") adopted the definition of funds from operations ("FFO") in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company's financial condition and results of operations, particularly in reference to the Company's ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. Real estate asset values increase or decrease with market conditions. Consequently, FFO may be a useful measure in evaluating the Company's operating performance by disregarding historical cost depreciation.

        NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. While we believe our calculation of FFO conforms to the NAREIT definition, our method of calculating FFO may be different from methods used by other REITs. Accordingly, the Company's method of calculating FFO may not be comparable to these other REITs and the method preferred by NAREIT. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

        The following presents the Company's calculations of FFO for the three and nine months ended September 30, 2003 and 2002 (in thousands):


                                                                             Three Months
                                                                          Ended September 30,
                                                                          2003          2002
                                                                       ------------------------
                                                                             (in thousands)
        Net Income available to common shareholders                     $   3,290     $   4,394
        Real estate related depreciation                                    7,147         6,174
        Real estate related amortization
                                      - deferred tenant costs                 436           378
        Real estate related amortization
                                      - fair value of acquired leases         378            --
        Gain on sale of non-operating assets                                   --            (1)
                                                                         ---------     ----------
           Funds from Operations                                          $11,251       $10,945
                                                                         =========     ==========


                                                                              Nine Months
                                                                          Ended September 30,
                                                                          2003          2002
                                                                       ------------------------
                                                                             (in thousands)
        Net Income available to common shareholders                     $  11,011     $  13,882
        Real estate related depreciation                                   21,728        18,493
        Real estate related amortization
                                      - deferred tenant costs               1,264         1,080
        Real estate related amortization
                                      - fair value of acquired leases       1,303            --
        Minority interest                                                      --            20
        Gain on sale of non-operating assets                                 (589)           (2)
                                                                        ----------    ----------
           Funds from Operations                                        $  34,717     $  33,473
                                                                        ==========    ==========

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

 Number            Description
 ------            -----------
   12              Statements Regarding Computation of Ratios
   15              Letter re:  Unaudited interim financial information.
   32              Certification of Principal Executive Officer and Principal
                   Financial Officer.

(b) Reports on Form 8-K

On July 16, 2003, the Company filed a Form 8-K (dated July 15, 2003) reporting under Item 5, Other Events, the announcement of its quarterly conference call to discuss second quarter 2003 financial results for the period ended June 30, 2003, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated July 15, 2003.

On July 25, 2003, the Company filed a Form 8-K (dated July 22, 2003) reporting under Item 5, Other Events, the announcement to reschedule its quarterly conference call to discuss second quarter 2003 financial results to Tuesday, August 5, 2003, for the period ended June 30, 2003, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated July 22, 2003.

On August 7, 2003, the Company filed a Form 8-K (dated August 4, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly results for the period ended June 30, 2003, and related supplemental information, dated June 30, 2003, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated August 4, 2003 and related supplemental information.

On August 19, 2003, the Company filed a Form 8-K (dated August 15, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend, and including under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated August 15, 2003.

On September 2, 2003, the Company filed a Form 8-K (dated September 2, 2003) reporting under Item 5, Other Events, certain historical ratios of earnings to fixed charges and information about securities underlying the Company's outstanding stock options at December 31, 2002, and including under Item 7, Financial Statements and Exhibits, a schedule of the Company's ratios of earnings to fixed charges.

On September 10, 2003, the Company filed a Form 8-K (dated September 3, 2003) reporting under Item 5, Other Events, the issuance of 2,990,000 of 8 1/2% Series A Cumulative Redeemable Preferred Stock, $.01 par value per share, and including under Item 7, Financial Statements and Exhibits, the Underwriting Agreement between Koger Equity, Inc. and Morgan Stanley & Co. Incorporated dated September 3, 2003.

On September 15, 2003, the Company filed a Form 8-K (dated September 11, 2003), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of the Rosemeade Building and CIGNA Plaza in Dallas, Texas, and including under
Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated September 12, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              KOGER EQUITY, INC.
                                                  Registrant


Dated:  November 11, 2003                          /s/ Steven A. Abney
                                              ------------------------------
                                                     Steven A. Abney
                                               Vice President, Finance and
                                                Chief Accounting Officer
                                              (Principal Financial Officer)
                                                    Koger Equity, Inc.

                                 CERTIFICATE OF
                           PRINCIPAL EXECUTIVE OFFICER


1.   I have reviewed this quarterly report on Form 10-Q of Koger Equity, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated:  November 11, 2003                  /s/ Thomas J. Crocker
                                       ------------------------------
                                             Thomas J. Crocker
                                         Chief Executive Officer
                                      (Principal Executive Officer)
                                            Koger Equity, Inc.

                                 CERTIFICATE OF
                           PRINCIPAL FINANCIAL OFFICER

1.   I have reviewed this quarterly report on Form 10-Q of Koger Equity, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated:  November 11, 2003                     /s/ Steven A. Abney
                                         ------------------------------
                                                Steven A. Abney
                                          Vice President, Finance and
                                           Chief Accounting Officer
                                         (Principal Financial Officer)
                                               Koger Equity, Inc.