Form 10-K
period 2003-12-31
KOGER EQUITY INC
filed 2004-03-10
CIK 835664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-9997

KOGER EQUITY, INC.

(Exact name of Registrant as specified in its Charter)

FLORIDA	59-2898045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 NE Mizner Blvd., Suite 200 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 395-9666

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
1. Common Stock, Par Value $.01	New York Stock Exchange
2. Common Stock Purchase Rights	New York Stock Exchange
3. 8 1/2% Series A Cumulative Redeemable Preferred Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2),
  Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was approximately $329,687,761.

The number of shares of registrant’s Common Stock outstanding on February 27, 2004 was 26,796,105.

Documents Incorporated by Reference

The Company’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 for the 2004 Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

PART I

Item 1.	BUSINESS

General

Koger Equity, Inc. (“KE”) is a self-administered and self-managed equity real estate investment trust (a “REIT”) which develops, owns, operates, leases and manages office buildings in metropolitan areas in the southeastern United States and Texas. In addition, KE provides leasing, management and other customary tenant-related services for certain office projects. At December 31, 2003, KE’s portfolio of assets consisted of 128 office buildings totaling 9.4 million rentable square feet located in 19 suburban office projects in 10 metropolitan areas in the southeastern United States and, Texas (the “Office Projects”). KE, directly owns 107 of the 128 office buildings in its current portfolio. Koger-Vanguard Partners, L.P. (“KVP”) is a consolidated wholly owned subsidiary limited partnership and owns a suburban office project in Charlotte, North Carolina consisting of 13 office buildings containing approximately 526,000 rentable square feet. Koger Ravinia, LLC (“KRLLC”) is a consolidated wholly owned subsidiary limited liability company and owns a single suburban office building in Atlanta, Georgia containing 805,000 rentable square feet. Koger Post Oak Limited Partnership (“KPOLP”) is a consolidated wholly owned subsidiary limited partnership and owns 3 suburban office buildings in Houston, Texas totaling approximately 1.2 million rentable square feet. Koger Post Oak, Inc. (“KPO”), a wholly owned subsidiary of KE, is the general partner of KPOLP. Koger Dallas I Limited Partnership (“KDILP”) is a consolidated wholly owned subsidiary limited liability company and owns a single suburban office building in Dallas, Texas containing 127,226 rentable square feet. K/Dallas I, Inc. is the general partner of KDILP. Koger Dallas II Limited Partnership (“KDIILP”) is a consolidated wholly owned subsidiary limited liability company and owns a single suburban office building in Dallas, Texas containing 152,163 rentable square feet. K/Dallas II, Inc. is the general partner of KDIILP. McGinnis Park Limited (“MPL”) is a consolidated subsidiary and owns two suburban office buildings in Atlanta, Georgia containing 202,279 rentable square feet. Koger McGinnis Park (KMP) is a wholly-owned limited liability company of KE and is the general partner of MPL. KMP owns 75 percent of MPL. The Office Projects were on average 81% occupied at December 31, 2003. KE expects to continue to acquire existing properties in markets compatible with its long-term investment strategy and may also develop new properties in those markets when economically desirable.

During January 2002, the Company acquired all of the remaining limited partnership units in KVP. These partnership units were convertible into 999,710 shares of the Company’s common stock. On January 31, 2002, KRLLC acquired Three Ravinia Drive, an 805,000 square foot suburban office building located in Atlanta, Georgia. On December 6, 2002, KPOLP acquired The Lakes on Post Oak, a 1.2 million square foot, three office-building complex in Houston, Texas.

On September 11, 2003, KDILP acquired CIGNA Plaza, a 127,226 square foot suburban office building located in Dallas, Texas. On September 11, 2003, KDIILP acquired Tollway Crossing, a 152,163 square foot suburban office building located in Dallas, Texas. On December 30, 2003, KMP, through a joint venture in which it owns a 75% interest, acquired two suburban office buildings containing 202,279 square feet in the McGinnis Park office complex in Atlanta, Georgia.

KE owns approximately 64.3 acres of unencumbered land held for development, approximately 15.5 acres of unencumbered land held for sale and six acres not suitable for development. A majority of the land held for development adjoins four of the Office Projects, which have infrastructure, including roads and utilities, in place. The remaining land held for development adjoins properties that were sold during 2001. KE intends over time to develop and construct office buildings using this land and to acquire additional land for development.

On December 12, 2001, the Company through its taxable REIT subsidiary, Koger Realty Services, Inc. (“KRSI”) began providing property management services to the properties sold to AP-Knight LP. On December 31, 2002, the property management agreement between AP-Knight and KRSI was terminated.

KE operates in a manner so as to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company will not, with certain limited exceptions, be taxed at the corporate level on taxable income distributed to its shareholders on a current basis. In order to maintain its REIT tax status, the Company must, among other requirements, distribute at least 90 percent of its annual REIT taxable income (which term is used herein as defined and modified in the Code) to its shareholders.

To qualify as a REIT, a corporation must meet certain substantive tests: (a) at least 95 percent of its gross income must be derived from certain passive and real estate sources; (b) at least 75 percent of its gross income must be derived from certain real estate sources; (c) at the close of each calendar quarter, it must meet certain tests designed to ensure that its assets consist principally (at least 75 percent by value) of real estate assets, cash and cash equivalents and that its holdings of securities are adequately diversified; (d) each year, it must distribute at least 90 percent of its REIT taxable income; and (e) at no time during the second half of any calendar year may the Company be “closely held” (i.e., have more than 50 percent in value of its outstanding stock owned, directly, indirectly or constructively, by not five or fewer individuals). The constructive ownership rules, among other things, treat the shareholders of a corporation as owning proportionately any stock in another corporation owned by the first corporation. Management fee revenue does not qualify as real estate or passive income for purposes of determining whether the Company has met the REIT requirements that at least 95 percent of the Company’s gross income be derived from certain real estate and passive sources and that at least 75 percent of its gross income be derived from certain real estate sources. Accordingly, in the event the Company derives income in excess of five percent from management and other “non-real estate” and “non-passive” activities, the Company would no longer qualify as a REIT for federal income tax purposes and would be required to pay federal income taxes as a business corporation. The income earned by KRSI is not included in determining KE’s qualification as a REIT.

Two major governmental tenants, when all of their respective departments and agencies which lease space in the Company’s buildings are combined, lease more than ten percent of the rentable area of the Company’s buildings and contribute more than ten percent of the Company’s annualized rentals as of December 31, 2003. At that date, the United States of America leased 9.9 percent of the Company’s rentable square feet and accounted for an aggregate of 13.1 percent of the Company’s annualized rents. In addition, the State of Florida leased 6.7 percent of the Company’s rentable square feet and accounted for 8.5 percent of the Company’s annualized rents. In addition to the United States of America and the State of Florida, some of the Company’s principal tenants are Blue Cross and Blue Shield of Florida, Six Continents Hotels, Bechtel Corporation, CitiFinancial, Cigna General Life Insurance, Landstar System Holdings, Zurich Insurance, and Northern Telecom. Governmental tenants (including the State of Florida and the United States of America), which account for 16.8 percent of the Company’s leased space, may be subject to budget reductions in times of recession and governmental austerity measures. There can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain private-sector tenants, which have contributed to the Company’s rent stream, may reduce their current demands, or curtail their future need, for additional office space.

Competition

The Company competes in the leasing of office space with a considerable number of other realty concerns, including local, regional and national companies, some of which have greater resources than the Company. Through its ownership and management of suburban office buildings, the Company seeks to attract tenants by offering office space that has, among other advantages, convenient access to desirable residential areas, major expressways, airports and retail and entertainment venues. In recent years local, regional and national concerns have built competing office parks and buildings in suburban areas in which the Company’s Office Projects are located. In addition, the Company competes for tenants with large high-rise office buildings generally located in the downtown business districts of these metropolitan areas. Although competition from other lessors of office space varies from city to city, the Company has been able to achieve and maintain what it considers satisfactory occupancy levels at satisfactory rental rates, given current market and economic conditions.

Investment Policies

The Company seeks to capitalize on some of its competitive advantages, such as the experience of its senior management team and its knowledge of the markets in which the Company operates, its operating systems, development expertise, acquisition expertise and unimproved land available for development. The Company intends to continue to develop and construct office buildings primarily using its existing inventory of approximately 64 acres of land held for development, most of which is partially or wholly improved with streets and/or utilities and is located in various metropolitan areas where the Company currently operates or manages suburban office buildings. The Company also intends to acquire existing office buildings or additional land for development in markets that the Company considers favorable. Although all of the Company’s properties are located in the Southeastern United States and Texas, management does not necessarily limit the Company’s development and acquisitions activities to any particular area. The Company may also sell one or more of its Office Projects.

The investment policies of the Company may be changed by its directors at any time without notice to, or a vote of, shareholders. Although the Company has no fixed policy that limits the percentage of its assets which may be invested in any one type of investment or the geographic areas in which the Company may acquire properties, the Company intends to continue to operate so as to qualify for tax treatment as a REIT. The Company may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. The Company also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities; however, it does not intend to become an investment company regulated under the Investment Company Act of 1940.

For the year ended December 31, 2003, all of the Company’s rental revenues were derived from buildings purchased or developed by the Company.

Employees

The Company currently has a combined financial, administrative, leasing, and center maintenance staff of approximately 140 employees, 100 of which are located at the Office Projects, and the remaining 40 employees are located at the Company’s corporate office. An on-site general manager or property manager is responsible for the leasing and operations of all buildings in a Koger Center or metropolitan area.

Available Information

The Company’s Internet website address is: www.koger.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings the Company makes with the SEC.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees are available on the Company’s website at www.koger.com, Investor Relations, Corporate Governance, and are available in print to any shareholder upon request by writing to Investor Relations, 225 NE Mizner Blvd., Suite 200, Boca Raton, Florida 33432-4079.

Item 2.	PROPERTIES

General

As of December 31, 2003, the Company, directly or through subsidiaries, owned 128 office buildings located in the ten metropolitan areas of Jacksonville, Orlando, St. Petersburg, and Tallahassee, Florida; Atlanta,

Georgia; Charlotte, North Carolina; Memphis, Tennessee; Richmond, Virginia; and Houston and Dallas, Texas. The Office Projects are generally low-rise, mid-rise, and high-rise structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The Office Projects are generally located with easy access, via expressways, to the central business district and to desirable shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

Leases on the Office Projects include net leases (under which the tenant pays a proportionate share of operating expenses, such as utilities, insurance, property taxes and repairs), base year leases (under which the tenant pays a proportionate share of operating expenses in excess of a fixed amount), and gross leases (under which the Company pays all such items). Most leases are on a base year basis and are for initial terms generally ranging from three to five years. In some instances, such as when a tenant rents the entire building, leases are for initial terms of up to 20 years. As of December 31, 2003, the Office Projects were on average 81 percent occupied and the average annual base rent per rentable square foot occupied was $17.36. The Office Projects are occupied by numerous tenants (approximately 900 leases), many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its leases. As of December 31, 2003, approximately two percent of the Company’s annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 97 percent of such revenues were derived from leases containing escalation provisions based upon fixed steps or real estate tax and operating expense increases; and approximately one percent of such revenues were derived from leases without escalation provisions. Some of the Company’s leases contain options which allow the tenant to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

Property Location and Other Information

The following table sets forth information relating to the properties owned by the Company as of December 31, 2003.

Office Project/Location	Number of Buildings	Weighted Average Age of Buildings (In Years) (1)	Rentable Sq. Ft.	Land Improved with Bldgs. (In Acres)	Unimproved Land (In Acres)
Atlanta Chamblee	21	21	1,124,028	76.2	2.5
Atlanta Gwinnett	3	7	262,789	15.9	19.6
Atlanta McGinnis Park	2	2	202,279	13.3	8.5
Atlanta Perimeter	1	18	179,714	5.3
Atlanta Three Ravinia	1	12	804,762	3.8
Birmingham Colonnade					16.5
Charlotte University	2	5	182,891	18.7
Charlotte Vanguard	13	20	526,374	39.7	17.1
Columbia Spring Valley					1.0
Dallas Cigna Plaza	1	4	127,226	8.6
Dallas Tollway Crossing	1	6	152,163	6.0
Greensboro Wendover					9.1
Greenville Park Central					3.5
Houston Post Oak	3	23	1,204,852	11.4
Jacksonville Baymeadows	7	11	751,315	51.1
Jacksonville JTB	4	4	416,773	32.0
Memphis Germantown	6	10	530,756	34.6
Orlando Central	21	32	616,650	44.7	1.3
Orlando Lake Mary	2	5	303,546	20.2
Orlando University	5	9	383,883	27.1
Richmond Paragon	1	18	145,127	8.1
St. Petersburg	15	20	668,144	68.7	6.7
Tallahassee	19	21	834,025	62.7

Total	128		9,417,297	548.1	85.8

Weighted Average		16

(1)	The age of each office building was weighted by the rentable square feet for such office building to determine the weighted average age.

Percent Occupied and Average Rental Rates

The following table sets forth, with respect to each Office Project, the number of buildings, number of leases, rentable square feet, percent occupied, and the average annual rent per rentable square foot occupied as of December 31, 2003.

Office Project/Location	Number of Buildings	Number of Leases	Rentable Square Feet	Percent Occupied (1)	Average Annual Base Rent Per Square Foot (2)
Atlanta Chamblee	21	109	1,124,028	93%	$18.23
Atlanta Gwinnett	3	45	262,789	87%	19.48
Atlanta McGinnis Park (3)	2	19	202,279	52%	19.40
Atlanta Perimeter	1	10	179,714	57%	20.24
Atlanta Three Ravinia (3)	1	18	804,762	66%	17.53	(4)
Charlotte University	2	15	182,891	85%	18.24
Charlotte Vanguard	13	55	526,374	55%	16.03
Dallas Cigna Plaza (3)	1	1	127,226	92%	22.84
Dallas Tollway Crossing (3)	1	3	152,163	100%	22.87
Houston Post Oak (3)	3	93	1,204,852	75%	17.94
Jacksonville Baymeadows	7	27	751,315	98%	13.45	(4)
Jacksonville JTB	4	7	416,773	100%	12.51	(4)
Memphis Germantown	6	83	530,756	81%	18.25
Orlando Central	21	129	616,650	92%	17.28
Orlando Lake Mary	2	19	303,546	65%	19.06
Orlando University	5	60	383,883	84%	19.21
Richmond Paragon	1	26	145,127	93%	19.31
St. Petersburg	15	119	668,144	88%	16.71
Tallahassee	19	58	834,025	70%	17.41

Total	128	896	9,417,297

Weighted Average - Total Company – 128 Buildings				81%	$17.36

Weighted Average - Same Store – 120 Buildings				84%	$16.96

Weighted Average - Acquisition – 8 Buildings				73%	$18.63

(1)	The percent occupied rates have been calculated by dividing total rentable square feet occupied in a building by rentable square feet in such building.
(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for an Office Project as of December 31, 2003 by (b) the rentable square feet applicable to such total annualized base rents.
(3)	Properties acquired during 2002 and 2003.
(4)	Leases are “triple net” where tenants pay substantially all operating costs in addition to base rent.

Lease	Expirations on the Company’s Properties

The following schedule sets forth with respect to all of the Office Projects (a) the number of leases which will expire in calendar years 2004 through 2012, (b) the total rentable area in square feet covered by such leases, (c) the percentage of total rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annualized base rents represented by such leases, and (f) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 2003 and on the terms of leases in effect as of December 31, 2003, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 53 percent, 64 percent and 66 percent of the Company’s square feet, which were scheduled to expire during 2003, 2002 and 2001, respectively.

Period	Number of Leases Expiring	Number of Square Feet Expiring	Percentage of Total Square Feet Leased Represented by Expiring Leases	Average Annual Rent per Square Foot Under Expiring Leases	Total Annualized Rents Under Expiring Leases	Percentage of Total Annual Rents Represented by Expiring Leases
2004	319	1,407,345	18.5%	$17.59	$24,748,454	18.7%
2005	186	991,542	13.0%	17.15	17,002,275	12.9%
2006	161	984,329	12.9%	17.11	16,842,034	12.8%
2007	91	1,127,016	14.8%	17.87	20,137,236	15.2%
2008	77	926,856	12.2%	17.83	16,521,713	12.5%
2009	37	1,308,128	17.2%	18.13	23,718,641	18.0%
2010	8	151,963	2.0%	16.56	2,516,729	1.9%
2011	5	141,832	1.9%	14.21	2,015,616	1.5%
2012	5	102,385	1.3%	21.19	2,169,942	1.6%
Other	7	467,599	6.2%	13.73	6,420,433	4.9%

Total	896	7,608,995	100.0%	$17.36	$132,093,073	100.0%

Building Improvements, Tenant Improvements and Deferred Tenant Costs on the Company’s Properties

The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 2003. The information set forth below is not necessarily indicative of future expenditures for these items.

	Building Improvements		Tenant Improvements		Deferred Tenant Costs
Year	Total	Per Average Usable Sq. Ft. Owned(4)	Total	Per Average Usable Sq. Ft. Owned(4)	Total	Per Average Usable Sq. Ft. Owned(4)
2001 (1)	$4,829,000	$0.58	$6,666,000	$0.80	$1,381,000	$0.17
2002 (2)	4,383,000	0.69	5,156,000	0.81	1,338,000	0.21
2003 (3)	2,332,000	0.34	9,517,000	1.41	1,787,000	0.26

(1)	Excludes the 13 buildings for which construction was completed during 1999, 2000 and 2001.
(2)	Excludes the 8 buildings constructed and the 2 properties acquired during 2000, 2001 and 2002.
(3)	Excludes the 2 buildings constructed and the 5 properties acquired during 2001, 2002 and 2003.
(4)	Per average rentable square foot for 2002 and 2003.

Fixed Rate Indebtedness on the Company’s Properties

The following table sets forth with respect to each Office Project the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company’s properties in such Office Project as of December 31, 2003.

Office Project	Mortgage Loan Balance	Weighted Average Interest Rate
Atlanta Chamblee	$—	—
Atlanta Gwinnett	10,241	8.26%
Atlanta McGinnis Park	978	8.00%
Atlanta Perimeter	6,897	8.26%
Atlanta Three Ravinia	85,000	5.26%
Charlotte University	—	—
Charlotte Vanguard	18,592	8.20%
Dallas Cigna Plaza	—	—
Dallas Tollway Crossing	—	—
Houston Post Oak	—	—
Jacksonville Baymeadows	32,360	7.86%
Jacksonville JTB	16,678	8.26%
Memphis Germantown	23,283	7.84%
Orlando Central	25,222	8.26%
Orlando Lake Mary	12,238	8.26%
Orlando University	19,866	7.25%
Richmond Paragon	—	—
St. Petersburg	26,605	8.26%
Tallahassee	37,288	8.10%

Total	$315,248	7.29%

A mortgage loan with Northwestern Mutual Life Insurance Company ($210,678,000 as of December 31, 2003) encumbers several Office Projects and the outstanding principal amount on this mortgage loan has been allocated based upon the square footage of the collateral in the applicable Office Project. For additional information on these loans see Note 3, “Mortgages and Loans Payable” of the Notes to Consolidated Financial Statements.

Indebtedness with Variable Interest Rates

As of December 31, 2003, the Company had an outstanding balance of $15 million on its $100 million secured revolving credit facility and $78.5 million in term loans with variable interest rates encumbering certain of the Company’s properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):

Year Ended December 31	Balance at End of Period	Weighted Average Int. Rate at End of Period	Maximum Amount Outstanding	Average Amount Outstanding	Wtd. Avg. Int. Rate During the year 2003
2003	$93,468	4.2%	$122,499	$102,600	4.0%
2002	104,509	4.2%	192,509	75,498	4.1%
2001	1,544	7.9%	101,577	90,009	5.7%

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol KE. The high and low closing sales prices for the periods indicated in the table below were:

	Years
	2003		2002
Quarter Ended	High	Low	High	Low
March 31	$16.10	$15.00	$17.95	$15.85
June 30	17.60	15.48	19.30	17.17
September 30	18.88	16.75	18.71	15.75
December 31	21.60	18.90	17.18	15.00

Any dividend paid in respect of the Company’s common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that, among other requirements, at least 90 percent of the Company’s REIT taxable income for such taxable year be distributed. The Company’s secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends. However, this covenant does not restrict the Company from paying the dividends required to maintain its qualification as a REIT.

Set forth below are the dividends per share paid during the two years ended December 31, 2003.

	Years
Quarter Ended	2003	2002
March 31	$.35	$.35
June 30.35		.35
September 30.35		.35
December 31.35		.35

On January 15, 2002, the Company paid a capital gain distribution in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001.

On February 5, 2004, the Company paid a quarterly common stock dividend of $0.35 per share to shareholders of record on December 31, 2003. On February 17, 2004, the Company’s Board of Directors declared a dividend on its preferred stock of $0.53125 per share payable on March 15, 2004, to shareholders of record on March 1, 2004. On February 26, 2004, the Company’s Board of Directors declared a dividend on its common stock of $0.35 per share payable on May 6, 2004, to shareholders of record on March 31, 2004.

On February 27, 2004, there were approximately 1,023 shareholders of record and the closing price of the Company’s common stock on the New York Stock Exchange was $23.75.

INFORMATION ABOUT OUTSTANDING STOCK OPTIONS

Information about securities underlying Koger Equity, Inc.’s outstanding stock options at December 31, 2003 is as follows:

(1)	Includes the following options, all of which were granted at an exercise price equal to the closing market price on the date of grant with a term of ten years:

Plan Category	Issued upon Exercise of Outstanding Options		Exercise Price of Outstanding Options	Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders	407,180		$20.72	1,161,200
Equity Compensation Plans Not Approved by Stockholders	1,512,234	(1)	17.28	325,406	(2)
Total	1,919,414		$18.01	1,486,606

1.	Options to purchase 1,350,000 shares granted to certain officers in connection with their initial employment with the Company. These grants are summarized as follows:

Officer	Title	Number of Options	Exercise Price	Date of Grant	Vesting
Thomas J. Crocker	Chief Executive Officer	700,000	$16.0625	February 17, 2000	100%
Robert E. Onisko	Former Chief Financial Officer	125,000	16.0625	February 17, 2000	100%
Thomas C. Brockwell	Senior Vice President	200,000	17.5625	June 14, 2000	100%
Christopher L. Becker	Senior Vice President	200,000	17.5625	June 14, 2000	100%
David B. Hiley	Former Chief Financial Officer	125,000	22.8125	February 18, 1998	100%

2.	Options to purchase 30,294 shares granted to lower echelon employees.
3.	Options to purchase 44,000 shares granted in 1997 to the then outside directors. These grants are summarized as follows:

	Title	Number of Options	Exercise Price	Date of Grant	Vesting
D. Pike Aloian	Director	4,000	$19.8125	August 19, 1997	100%
Benjamin C. Bishop, Jr.	Director	4,000	19.8125	August 19, 1997	100%
Irvin H. Davis	Former Director	4,000	19.8125	August 19, 1997	100%
David B. Hiley	Director	4,000	19.8125	August 19, 1997	100%
John R.S. Jacobsson	Former Director	4,000	19.8125	August 19, 1997	100%
G. Christian Lantzsch	Former Director	4,000	19.8125	August 19, 1997	100%
William L. Mack	Former Director	4,000	19.8125	August 19, 1997	100%
Lee S. Neibart	Former Director	4,000	19.8125	August 19, 1997	100%
Edward Scheetz	Former Director	4,000	19.8125	August 19, 1997	100%
George F. Staudter	Director	4,000	19.8125	August 19, 1997	100%
S.D. Stoneburner	Former Director	4,000	19.8125	August 19, 1997	100%

4.	Options to purchase 62,940 shares granted pursuant to a non-statutory stock option plan available to all employees of the Company.
5.	Options to purchase 25,000 shares granted to the Company’s assistant secretary. Harold F. McCart, Jr. was granted this option on May 19, 1998 at an exercise price of $21.25. This option is fully vested.

(2)	Includes the following options available for grant at an exercise price equal to at least the closing market price on the date of grant for a term not to exceed ten years:

1.	Options to purchase up to 119,706 shares available for grant pursuant to an option plan available to lower echelon employees.

2.	Options to purchase up to 205,700 shares available for grant pursuant to a non-statutory stock option plan available for all employees of the Company.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements (as defined below) and the notes thereto.

	(In thousands except per share and property data)
	2003	2002	2001	2000	1999
Income Information
Rental revenues and other rental services	$146,076	$126,404	$165,623	$164,733	$156,153
Total operating revenues (1)	146,407	129,751	169,703	166,526	158,537
Property operations expense	57,381	46,235	61,608	61,868	60,582
Depreciation and amortization (1)	32,687	27,908	35,099	34,244	31,477
Interest income	307	405	776	700	457
Mortgage and loan interest (1)	29,249	25,145	26,112	28,157	22,730
General and administrative expense	11,138	11,381	8,412	20,217	8,633
Net income available to common shareholders	14,696	16,423	73,223	27,153	36,586
Earnings per share - diluted	0.69	0.77	2.75	1.01	1.35
Dividends declared per common share	1.40	1.40	3.14	1.40	1.35
Dividends declared per preferred share (2)	.56666	0	0	0	0

Weighted average shares outstanding - diluted	21,448	21,378	26,610	26,962	27,019

Balance Sheet Information
Operating properties (before accumulated depreciation)	$962,002	$897,158	$663,286	$946,780	$927,523
Undeveloped land	14,016	13,826	13,855	13,975	17,137
Total assets	848,201	805,085	690,585	851,022	885,739
Mortgages and loans payable	408,716	431,698	248,683	343,287	351,528
Total shareholders’ equity	402,975	343,068	354,542	448,493	467,826

Other Information
Funds from operations (3)	$45,906	$43,834	$69,681	$56,107	$65,011
Net income available to common shareholders before interest expense, income taxes, total depreciation and amortization	$76,538	$69,063	$135,118	$89,533	$90,980
Number of buildings (at end of period)	128	124	120	194	218
Percent occupied (at end of period)	81%	84%	90%	90%	93%

(1)	Certain amounts have been reclassified for comparability with current year presentation.
(2)	This stock was issued on September 10, 2003 and the dividend covers the five-day period from September 10, 2003 through September 14, 2003, and the quarter beginning September 15, 2003 through December 14, 2003.
(3)

The Company believes that Funds from Operations is a useful measure of the performance of an equity REIT. Funds from Operations should not be considered as an alternative to net income as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs. The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. Real estate asset values increase or decrease with market conditions. Consequently, FFO may be a useful measure in evaluating the Company’s operating performance by disregarding historical cost depreciation. NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. While we believe our calculation of FFO generally conforms in all material respects to the NAREIT definition, our method of calculating FFO may be different from methods used by other REITs. Accordingly, the Company’s method of calculating FFO may not be comparable to these other REITs and the method preferred by NAREIT. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

Funds from Operations is calculated as follows (in thousands):

	2003	2002	2001	2000	1999
Net income available to common shareholders	$14,696	$16,423	$73,223	$27,153	$36,586
Depreciation - real estate	29,546	25,889	32,261	31,720	28,800
Amortization - deferred tenant costs	1,700	1,523	2,172	1,923	2,132
Amortization - goodwill			170	170	170
Minority interest		20	1,044	1,156	1,174
Amortization – fair value of acquired leases	537
Gain on sale or disposition of operating properties			(39,189)	(5,963)	(3,846)
Gain on sale or disposition of non-operating assets	(573)	(21)		(52)	(5)

Funds from Operations	$45,906	$43,834	$69,681	$56,107	$65,011

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements (the “Consolidated Financial Statements”) appearing elsewhere in this report. Historical results and percentage relationships in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations or financial position. The Consolidated Financial Statements include the accounts of KE, its wholly owned subsidiaries, and MPL (collectively, the “Company”).

GENERAL

The Company has prepared, and is responsible for, the accompanying Consolidated Financial Statements and the related consolidated financial information included in this report. Such Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include amounts determined using management’s best judgments and estimates of the expected effects of events and transactions that are being accounted for currently.

The Company’s independent auditors have audited the accompanying Consolidated Financial Statements. The objective of their audit, conducted in accordance with auditing standards generally accepted in the United States of America, was to express an opinion on the fairness of presentation, in all material respects, of the Company’s consolidated financial position, results of operations, and cash flows in conformity with GAAP. They evaluated the Company’s internal control structure to the extent considered necessary by them to determine the audit procedures required to support their report on the Consolidated Financial Statements and not to provide assurance on such structure.

The Company maintains accounting and other control systems which management believes provide reasonable assurance that the Company’s assets are safeguarded and that the Company’s books and records reflect the authorized transactions of the Company, although there are inherent limitations in any internal control structure, as well as cost versus benefit considerations. The Audit Committee of the Company’s Board of Directors, which is composed exclusively of directors who are not officers of the Company and who meet the independence requirements of the New York Stock Exchange and the United States Securities and Exchange Commission, directs matters relating to audit functions, annually appoints the auditors subject to ratification of the Company’s Board of Directors, reviews the auditors’ independence, reviews the scope and results of the annual audit, and periodically reviews the adequacy of the Company’s internal control structure with its internal auditors and its senior management.

In December 2001, the Company sold 75 suburban office buildings (the “Property Sale”), one retail center and 3.4 acres of unimproved land to AP-Knight LP, a related party, for approximately $199,587,000, net of selling costs, and 5,733,772 shares of the Company’s common stock (which were valued at approximately $96,327,000). These properties contained more than 3.9 million of rentable square feet and contributed rental revenues of approximately $54.4 million during the year ended December 31, 2001. Rental revenues for the sold properties comprised approximately 33% of the Company’s total rental revenues for the year ended December 31, 2001. The results of these properties are included in the operating results of the Company for the period ended December 31, 2001. On January 15, 2002, the Company distributed a portion of the proceeds above in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for cash in the amount of approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company’s common stock.

On January 31, 2002, the Company acquired Three Ravinia Drive, an 805,000 square foot suburban office building located in Atlanta, Georgia, for approximately $125 million and other transaction costs. As of December 31, 2003, approximately 66% of the property’s rentable space was leased. On December 6, 2002, the Company acquired The Lakes on Post Oak, a 1.2 million square foot, suburban three office building complex located in Houston, Texas, for approximately $101.5 million and other transaction costs. As of December 31, 2003, approximately 75% of the property’s rentable space was leased.

On September 11, 2003, the Company acquired Tollway Crossing, formerly known as the Rosemeade Building, and CIGNA Plaza in Dallas, Texas for approximately $33.1 million. These properties contain two office buildings with approximately 280,000 square feet of rentable space. As of December 31, 2003, the Tollway Crossing and CIGNA Plaza were 100% and 92% leased, respectively. The results of the Tollway Crossing and CIGNA Plaza acquisitions have been included in the Company’s operating results for the period ended December 31, 2003 from their respective acquisition dates.

On December 30, 2003, the Company completed a joint venture agreement with Triangle W/Development to acquire two mid-rise office buildings encompassing 202,279 square feet and 8.5 acres of undeveloped land suitable for development located in the McGinnis Park office complex in Atlanta, Georgia. The Company contributed approximately $13.9 million to pay off an existing mortgage plus an additional amount for closing costs and working capital, funded from its secured line of credit. The joint venture assumed an existing mortgage on the undeveloped land of approximately $978,000. As of December 31, 2003, the two McGinnis Park office buildings were 52% leased.

RECENT DEVELOPMENTS

On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering were used to pay down the Company’s revolving credit facility ($15 million) and the remainder was intended for general corporate purposes, including future acquisitions.

On January 12, 2004, the Company, through a newly formed subsidiary DownREIT limited partnership called Koger BFC, Ltd., acquired all of the partnership interests in Broward Financial Center (“BFC”) in downtown Fort Lauderdale, Florida in a joint venture with an affiliate of Investcorp Properties Limited of New York (“Investcorp”), for approximately $60.1 million. KE has a 30% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were owned by entities in which the Company’s Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of the Company’s board of directors and finance committee without the participation of Mr. Crocker. Investcorp, as the joint venture partner acquiring 70% of the economic interests, played a substantial role in negotiating the purchase. The Company acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units will be entitled to receive quarterly distributions equivalent to the quarterly dividend declared on the Company’s common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of the Company’s common stock at the time of redemption and the average per share closing price of the Company’s common stock for the thirty trading days preceding the redemption) or, at the Company’s option, shares of the Company’s common stock (one share of the Company’s common stock per Unit). The Company’s total investment in this joint venture is $5.1 million, including closing costs and fees.

On January 27, 2004, the Company acquired Atlantic Center Plaza in Atlanta, Georgia for a purchase price of $116.5 million plus closing and other costs. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.12% at December 31, 2003) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR (1.12% at December 31, 2003) plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds from its January 2004 common stock offering.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Depreciation and Amortization. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives of three to 40 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on the Company’s estimates. If the Company were to allocate acquisition costs inappropriately to buildings or to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases.

Impairment of Long-Lived Assets. The Company’s long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the year ended December 31, 2003, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For 2003, 2002 and 2001, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $4,109,000, $2,128,000 and $1,470,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

The Company historically generated management fees and leasing commissions income by providing on-site property management and leasing services to a limited number of third party owners. Management fees are generally earned monthly and are a based on a percentage of the managed properties’ monthly rental and other operating revenues. Leasing commissions are earned when the Company, on behalf of the third party owner, negotiates or assists in the negotiation of new leases, renewals and expansions of existing leases, and are generally a percentage of rents to be received under the initial term of the respective leases.

The management and leasing agreements between the Company and third party owners generally are based on annually renewable terms and may be terminated in certain cases and for certain reasons by either party with a 30 to 90 day (depending on the terms of the specific agreement) notice.

Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. If the financial condition of the Company’s tenants were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its tenants improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense.

Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a “REIT”). A corporate REIT is a legal entity that holds real estate, and through distributions to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must, among other requirements, distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carry forwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and will not be able to qualify as a REIT for four subsequent taxable years. Although KRSI is consolidated with the Company for financial reporting purposes, this entity is subject to Federal income tax and files separate Federal and state income tax returns.

Stock Options. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share.

Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company’s mortgages and loans payable would be approximately $412.7 million at December 31, 2003.

Fair Value of In-Place Leases. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 also requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded $274,000, $1,500,000, $272,000, and $228,000 of the estimated value of leases in place as part of its acquisitions of Three Ravinia, The Lakes on Post Oak, Tollway Crossing, and CIGNA Plaza, respectively. The Company intends to amortize these intangible assets on a straight-line basis over the remaining weighted average term of the existing leases (usually 4 to 5 years). The Company is currently evaluating any other intangible asset that may have arisen in its acquisition of the McGinnis Park property, which is not expected to have a material impact on the Company’s 2003 results from operations.

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

Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company’s estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

RESULTS OF OPERATIONS

Rental Revenues. Rental and other rental services revenues increased $19,672,000 or 15.5 percent from the year ended December 31, 2002 to the year ended December 31, 2003. This increase resulted primarily from (i) the acquisition of Tollway Crossing and CIGNA Plaza in September 2003 ($2,345,000), (ii) an increase in revenues from the Lakes on Post Oak property acquired in December 2002 ($16,236,000), and (iii) an increase in revenues from the Three Ravinia Drive property ($3,197,000). The effect of these increases was partially offset by (i) a reduction in rates per square foot and (ii) a decrease in overall occupancy rates, resulting in a reduction in revenues from same store properties. For 2002, rental and other rental services revenues decreased $39,272,000 or 23.7 percent from the year ended December 31, 2001 to the year ended December 31, 2002. This decrease resulted primarily from (i) the reduction of rental revenues due to the sale of 75 office buildings and one retail center on December 12, 2001 (the “2001 Property Sale”) and (ii) the decline in occupancy in the “same store” universe of properties owned at December 31, 2001 and 2002. The effect of these decreases was partially offset by an increase in rental revenues ($3,247,000) from two buildings constructed by the Company in 2001, 11 months of revenues ($12,692,000) from the Three Ravinia Drive property, and approximately one month of revenue ($1,143,000) from The Lakes on Post Oak property.

Management Fee Revenues. For 2003, management fee revenues decreased $3,016,000 as compared to 2002. This decrease was due primarily to the loss of fees associated with a property management agreement with

AP-Knight LP that was terminated in December 2002. This decrease was partially offset by asset management fees received for the management of Crocker Realty Trust. This asset management agreement ended in May 2003. For 2002, management fee revenues decreased $733,000, as compared to 2001. This decrease was due primarily to the loss of fees from one management agreement that was terminated in 2001. This loss of fees was partially offset by fees received from AP-Knight LP under a property management agreement that began in December 2001. AP-Knight LP terminated this property management agreement effective December 31, 2002. For the year ended December 31, 2002, management fees and leasing commissions from AP-Knight LP totaled approximately $2,680,000. The loss of such revenues was partially offset by a corresponding reduction in the direct cost of management fees.

Interest Income. In 2003, interest revenues decreased $98,000, as compared to 2002. For 2002, interest revenues decreased $371,000, as compared to 2001. These decreases were due primarily to reductions in interest earned from loans to the Company’s Chief Executive Officer and former Chief Financial Officer and lower effective interest rates on the Company’s average invested cash balances.

Expenses. Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. During 2003, property operations expense increased $11,146,000, compared to 2002, primarily due to (i) the acquisition of the Lakes on Post Oak in Houston, Texas, in December 2002 ($8,278,000), (ii) the acquisition of the Dallas CIGNA Plaza and Tollway Crossing on September 11, 2003 ($817,000), and (iii) increases in the Company’s insurance and real estate tax expenses. During 2002, property operations expense decreased $15,373,000, compared to 2001, primarily due to (i) the 2001 Property Sale, (ii) the Company’s ongoing cost management programs, and (iii) reductions in the Company’s provision for uncollectible accounts. For 2003, 2002 and 2001, property operations expense as a percentage of total rental and other rental services revenues was 39.2 percent, 36.5 percent and 37.2 percent, respectively.

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company’s depreciable assets, generally 3 to 40 years. For 2003, depreciation expense increased $3,631,000, compared to 2002. This was primarily due to the acquisition of The Lakes on Post Oak in December 2002 and Tollway Crossing and CIGNA Plaza in September 2003. For 2002, depreciation expense decreased $6,372,000, compared to 2001, due to the 2001 Property Sale. The effect of this decrease was partially offset by the acquisition of the Three Ravinia Drive and The Lakes on Post Oak properties during 2002.

In 2003, amortization expense increased $1,148,000, compared to 2002. This increase was due primarily to amortization of the fair value of in-place leases in the amount of $966,000. Additionally, $176,000 of this was due to amortization related to deferred tenant costs. In 2002, amortization expense decreased $819,000, compared to 2001. These decreases were due primarily to a decline in the Company’s expenditures for deferred tenant costs and the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002. SFAS No. 142 discontinues the practice of amortizing goodwill.

Interest expense increased $4,104,000 during 2003, compared to 2002, primarily due to an increase in the average balance of mortgages and loans payable as a result of the financing of the Three Ravinia Drive and The Lakes on Post Oak acquisitions during 2002. Interest expense decreased $967,000 during 2002, compared to 2001, primarily due to (i) the decrease in the average balance of mortgages and loans payable and (ii) the decrease in the average interest rate on the Company’s variable rate loans. During 2003, 2002, and 2001, the weighted average interest rate on the Company’s variable rate loans was 4.0 percent, 4.1 percent and 5.7 percent, respectively. The Company’s average outstanding amount under such loans during 2003, 2002, and 2001 was $102,600,000, $75,498,000, and $90,009,000, respectively. During 2003, 2002, and 2001, the weighted average interest rate on the Company’s fixed rate loans was 7.3 percent, 7.3 percent and 8.0 percent, respectively. The Company’s average outstanding amount under its fixed rate loans during 2003, 2002, and 2001 was $316,747,000, $248,206,000, and $250,373,000, respectively.

For 2003, general and administrative expenses decreased $243,000, compared to 2002. This decrease resulted from a reduction in compensation expense ($1,049,000) that was partially offset by increased professional fees, pension costs, and expenses related to the Company’s corporate office relocation. The Company also reduced its allocation of general and administrative expenses under the terms of certain management agreements. These agreements were cancelled at the end of 2002 and in 2003. For 2002, general and administrative expenses increased $2,969,000, compared to 2001. During 2002, the Company expensed $2,118,000 of compensation expense (of which $1,942,000 was general and administrative expense) related to special distributions that were paid under the terms of certain stock options agreements. In March 2003, the Company paid special distributions of $1,740,000 which had been accrued as of December 31, 2002. The Company also incurred a one-time curtailment loss of $418,000 related to the resignation of a participant in the Company’s retirement plan. The Company also experienced increases in professional fees for internal audit, legal, and personnel recruiting services.

Direct costs of management fees decreased $3,247,000 during 2003, compared to 2002. This decrease was due primarily to the loss of fees associated with a property management agreement with AP-Knight LP that was terminated in December 2002. This decrease was partially offset by asset management fees received for the management of Crocker Realty Trust. This asset management agreement ended in May 2003. Direct costs of management fees decreased $43,000 during 2002, compared to 2001.

During 2003, the Company recognized a total gain on the sale of assets of $573,000 which consists of a gain of $585,000 related to the sale of 7.7 acres of unimproved land at Charlotte Carmel and minimal losses on the disposition of certain assets.

Management periodically reviews its investment in properties for evidence of impairments in value. Factors considered consist of, but are not limited to: current and projected occupancy rates, market conditions in different geographic regions, and management’s plans with respect to its properties. If management were to conclude that expected cash flows would not enable the Company to recover the carrying amount of its investments, losses would be recorded and asset values would be reduced. No such impairments in value were recognized during 2003, 2002 or 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the year ended December 31, 2003, the Company generated approximately $46.0 million in net cash from operating activities, approximately $700,000 less than 2002. The Company’s decrease in net cash provided by operating activities was primarily attributable to lower average occupancy rates in 2003 as compared to 2002, along with higher free rent concessions provided to new tenants in 2003. These decreases were substantially offset by an increase in operating income related to the Company’s 2003 acquisitions.

The Company’s primary internal sources of cash are the collection of rents from buildings owned by the Company. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, at least 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities and its current cash balance will be sufficient to cover debt service payments and to pay the dividends required to maintain its REIT status.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company’s buildings and changes in rental rates on new and renewed leases and under escalation provisions contained in most leases. As of December 31, 2003, approximately 99 percent of the Company’s annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

As of December 31, 2003, leases representing approximately 19 percent of the gross annualized rent from the Company’s properties, without regard to the exercise of options to renew, were due to expire during 2004. This represents approximately 319 leases for space in buildings located in 16 of the Company’s 19 Office Projects. Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 53 percent, 64 percent, and 66 percent of the Company’s rentable square feet, which expired during 2003, 2002 and 2001, respectively. For those leases which renewed during 2003, the average base rental rate decreased from $17.79 to $17.24, a decrease of 3.1 percent. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2004 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

The Company has historically benefited from generally positive economic conditions and stable occupancy levels in many of the metropolitan areas in which the Company owns office buildings. The Company believes that the Southeastern United States and Texas provides significant economic growth potential due to the areas’ diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, over the past several years due to general economic trends, the Company is currently experiencing a decrease in the demand for office space in the markets in which it owns office buildings. Cash flow from operations could be reduced if a weakened economy resulted in lower occupancy, declining market rental rates, and lower rental income for the Company’s office buildings, which may in turn affect the amount of dividends paid by the Company. For the properties owned on December 31, 2003, occupancy was 81 percent.

Governmental tenants (including the State of Florida and the United States of America), which accounted for 16.8 percent of the Company’s leased space as of December 31, 2003, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the Company’s private-sector tenants may reduce their current demands, or curtail their future need, for additional office space.

On December 31, 2002, the Company ended its contractual obligation to provide property management and leasing services to AP Knight, LP for 75 suburban office buildings and one retail center. These properties were sold to AP Knight, LP in December 2001, under an agreement, terminable by either party upon 30 days written notice, that was terminated effective December 31, 2002. For the year ended December 31, 2002, management fees and leasing commissions from AP-Knight totaled approximately $2,680,000. This loss of such revenues was offset by a corresponding reduction in the direct cost of management fees.

During 2000, the Company reached an agreement with Crocker Realty Trust (“CRT”) to provide asset management services for the 6.1 million square foot portfolio of CRT. Mr. Thomas J. Crocker, the Company’s President and Chief Executive Officer, was the Chairman of the Board and Chief Executive Officer of CRT, owning 2.8 percent of the outstanding CRT shares, Mr. Robert E. Onisko (the Company’s former Chief Financial Officer) was the Treasurer and Chief Financial Officer owning 0.2 percent of the outstanding shares and Apollo Knight, L.P. was a principal shareholder owning 49 percent of the outstanding CRT shares. The Company was paid a fee for these services based upon the value of CRT’s assets. The agreement was terminated in May 2003. The terms of this agreement were approved by a committee of the Company’s Board of Directors whose members were not affiliated with CRT, and who determined that such terms were similar to those that could be obtained from an unaffiliated third party. During 2003, 2002 and 2001, the Company earned fees of $237,000, $603,000 and $452,000, respectively, under this agreement.

Investing Activities. At December 31, 2003, substantially all of the Company’s invested assets were in office buildings and land. Improvements to the Company’s existing properties have been financed principally through internal operations. During the years ended December 31, 2003 and December 31, 2002, the Company’s primary use of cash for investing activities was the acquisition of additional office buildings. Of the $66.8 million and $271.8 million utilized in investing activities during the twelve months ended December 31, 2003 and December 31, 2002, respectively, $52.9 million and $228.3 million was for property acquisitions.

On December 30, 2003, the Company, through a joint venture with Triangle W/Development, acquired two mid-rise office buildings encompassing 202,279 square feet plus 8.5 acres of undeveloped land suitable for development located in the McGinnis Park office complex in Atlanta, Georgia. The Company contributed approximately $13.9 million to pay off an existing mortgage plus an additional amount for closing costs and working capital, funded from its secured line of credit. The joint venture assumed an existing mortgage on the undeveloped land of approximately $978,000.

On September 11, 2003, the Company acquired Tollway Crossing, formerly known as the Rosemeade Building, and CIGNA Plaza in Dallas, Texas for approximately $33.1 million. These properties consist of two office buildings with a total of approximately 280,000 square feet of rentable space. The Company utilized a portion of the proceeds from the Company’s issuance of Series A preferred stock to fund the acquisition.

During 2003, the Company’s expenditures for tenant improvements to first generation space increased by approximately $3.7 million from the prior year, primarily due to re-designing office space for new tenants.

On December 6, 2002, the Company acquired The Lakes on Post Oak, a 1.2 million square foot, suburban three office building complex located in Houston, Texas, for approximately $101.5 million and other transaction costs.

During January 2002, the Company acquired all of the remaining limited partnership units in Koger-Vanguard Partners, L.P., a Delaware limited partnership, for approximately $16.5 million. These partnership units were convertible into 999,710 shares of the Company’s common stock.

On January 31, 2002, the Company acquired Three Ravinia, an 805,000 suburban square foot office building located in Atlanta, Georgia, for approximately $125.0 million and other transaction costs.

Financing Activities. The Company generated $25.3 million and $116.4 million of cash from financing activities in the twelve months ended December 31, 2003 and December 31, 2002, respectively. For the twelve months ended December 31, 2003, the Company’s largest sources of cash from financing activities were proceeds from the registered sale of preferred stock ($72.1 million) and proceeds from mortgages and loans ($52.0 million). In the same time period, the Company’s largest uses of cash for financing activities were principal payments on mortgages and loans payable ($75.0 million) and dividends paid ($31.5 million). For the twelve months ended December 31, 2002, the Company’s largest sources of cash for financing activities was proceeds from mortgages and loans ($250.0 million). In the same period, the Company’s primary uses of cash for financing activities were principal payments on mortgages and loans payable ($67.0 million) and dividends paid ($66.5 million). The 2002 dividends included a one time distribution of $36,764,000 or $1.74 per share, resulting from the disposition of 36% of the Company’s assets in the December 2001 Property Sale.

The Company’s primary external sources of cash are bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings are used by the Company to acquire buildings and land or to refinance debt. The Company has a $100 million secured revolving credit facility provided by Fleet Bank, of which $15 million and $26 million were outstanding at December 31, 2003 and 2002, respectively. This facility provides for monthly interest payments, requires the Company to maintain certain financial ratios and matures in December 2004.

On September 10, 2003, the Company issued 2,990,000 shares of 8-1/2% Series A Cumulative Redeemable Preferred Stock, including 390,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter. The offering resulted in approximately $72.1 million in net proceeds, of which $33.1 million was used to fund the acquisition of the Tollway Crossing and CIGNA Plaza in Dallas, Texas. In addition, $34 million was used to pay down the Company’s secured revolving credit facility. The remaining proceeds were used for general corporate purposes.

Prior to 1999, the Company’s Board of Directors (the “Board”) approved the repurchase of up to one million shares of the Company’s common stock (the “Shares”). The Company repurchased 54,000 Shares for approximately $852,000 during 1999. During 2000, the Board approved the repurchase of up to 2.65 million Shares and the Company repurchased 1,209,980 Shares for approximately $20.4 million for a remaining balance of approximately 1.44 million Shares approved. The Company did not repurchase any Shares during 2001 or 2003. During 2002, the Company repurchased 32,800 Shares for approximately $503,000.

During the fourth quarter 2002, Koger acquired The Lakes on Post Oak. The funds required for this acquisition included the proceeds of a $77 million mortgage secured by the property as well as draws on the Company’s revolving credit facility. The non-recourse debt expires on December 9, 2004 and bears interest at LIBOR (1.163% at December 31, 2003) plus 287 basis points with a maximum interest rate of 8.32% for the first two years. Three consecutive one-year extensions, with 0.25% in extension fees in the second and third years, are available at the Company’s option. These extensions are contingent on the Company’s compliance with certain covenants. As of December 31, 2003, the Company was in compliance with all debt covenants.

During the fourth quarter 2002, Koger secured an $85 million non-recourse loan from Metropolitan Life Insurance Company collateralized by its Three Ravinia property in Atlanta, Georgia. This loan has a five-year term expiring on January 1, 2008 with a fixed interest rate of 5.26%. Koger used the proceeds from this loan to pay down a substantial portion of the existing balance on its secured revolving credit facility.

Loan maturities and normal amortization of mortgages and loans payable during 2004 are expected to total approximately $97.6 million. In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the long term, as well as necessary capital and tenant related expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Unfavorable conditions in the financial markets, the degree of leverage of the Company and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. The Company has filed shelf registration statements with respect to the issuance of up to $300 million of its common and/or preferred stock. As of December 31, 2003, the Company has issued $165.5 million of its common and preferred stock under such registration statements. In January 2004, the Company issued an additional $105.8 million of its common stock under this registration statement, bringing the aggregate total to $271.3 million issued. The Company may occasionally issue new common or preferred shares under an existing or new shelf registration.

In addition, in the event the Company is unable to generate sufficient funds both to meet principal payments in respect of its indebtedness and to satisfy distribution requirements of at least 90 percent of annual REIT taxable income to its shareholders, the Company may be unable to qualify as a REIT. In such an event, (i) the Company will incur federal income taxes and perhaps penalties, (ii) if the Company is then paying dividends, it may be required to decrease any dividend payments to its shareholders, and (iii) the market price of the Company’s common stock may decrease. The Company would also be prohibited from requalifying as a REIT for five years.

CONTRACTUAL OBLIGATIONS

(In thousands)

	Total	Less than One year	1-3 years	3-5 years	More than Five years
Long-Term Debt Obligations	$408,716	$97,631	$29,818	$187,704	$93,563
Purchase Obligations (a)	6,200	6,200	—	—	—

(a)	This purchase obligation consists of a contractual commitment related to the renovation of The Lakes on Post Oak in Houston, Texas.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the “safe harbor” provisions of the Act.

This Annual Report on Form 10-K contains forward-looking statements, together with related data and projections, about the Company’s projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management’s then-current expectations. The business in which the Company is engaged involves changing and competitive markets and a high degree of risk, and there can be no assurance those forward-looking statements and projections will prove accurate. Accordingly, the Company hereby identifies the following important factors, which could cause the Company’s actual performance and financial results to differ materially from any results, which might be projected, forecast, estimated or budgeted by the Company.

Risks Related to Real Estate Financing and Investments

Existing Debt. The Company’s use of leverage can adversely impact its operation, cash flow, and ability to make distributions and its financial condition will be negatively impacted if it cannot repay or refinance its indebtedness as it becomes due. The Company is subject to risks normally associated with debt financing, including: the risk that its cash flow will be insufficient to meet required payments of principal and interest; the risk that the existing debt with respect to its properties, which in most cases will not have been fully amortized at maturity, will not be able to be refinanced; and the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of the existing debt.

At December 31, 2003, the Company had outstanding debt of approximately $408.7 million, all of which is secured by liens on certain of its properties. Approximately $315.2 million of this debt will mature by 2008. The Company’s $100 million secured revolving credit facility, $15 million of which was outstanding as of December 31, 2003, matures in December 2004. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay its debts maturing in 2004 and 2008 referenced above. Furthermore, prevailing interest rates or other factors at the time of refinancing, such as the reluctance of lenders to make commercial real estate loans, may result in higher interest rates upon refinancing than the interest rates on the existing debt. Consequently, the interest expense relating to the refinanced debt would increase and adversely affect its cash flow and the amount of distributions the Company could make to its shareholders. Where the Company mortgages a property to secure payment of debt, if the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, the mortgaged property, with a consequent loss of income and asset value to the Company.

Risk of Rising Interest Rates and Variable Rate Debt. Increases in interest rates on the Company’s variable rate debt could increase the Company’s interest expense, which would adversely affect its cash flow and ability to pay dividends to shareholders. At December 31, 2003, the Company had an outstanding balance of $15 million on its $100 million secured revolving credit facility, $78.5 million in term loans with variable interest rates and the Company may incur additional variable rate debt in the future. Increases in interest rates on this variable rate debt could increase the Company’s interest expense and adversely affect cash flow and the ability to pay dividends to shareholders. The Company may be required to purchase interest rate protection products in connection with future variable rate debt, which may further increase borrowing costs.

Existing Leverage; No Limitation on Debt. The Company’s board of directors can increase the Company’s total debt ratio without shareholder approval and any such increase could adversely affect cash flow and cash available for distribution to shareholders. As of December 31, 2003, the ratio of the Company’s total consolidated debt to the sum of the market value of issued and outstanding capital stock plus total consolidated debt was approximately 44%. The Company’s policy regarding this debt to total market capitalization ratio is not subject to any limitation in its organizational documents. Accordingly, the Company’s board of directors could establish policies which would allow the Company to increase its debt to total market capitalization ratio, subject to any existing debt covenants. If this action were taken, the Company could become more highly leveraged, resulting in increased debt service costs that (a) could adversely affect cash flow and, consequently, the amount of cash available for distribution to its shareholders and (b) could increase the risk of default on the Company’s debt. For purposes of establishing and evaluating the Company’s debt policy, the Company measures its leverage by reference to total market capitalization rather than by reference to the book value of its assets, which are mainly comprised of the depreciated value of real property, the Company’s primary tangible asset. The Company uses total market capitalization because it believes the book value of its assets does not accurately reflect its ability to borrow and meet debt service requirements. The Company’s market capitalization is more variable than book value, however, and does not necessarily reflect the fair market value of its assets at all times. The Company considers factors other than market capitalization in making decisions regarding the incurrence of indebtedness, however, such as the purchase price of properties to be acquired with debt financing, the estimated market value of properties upon refinancing and its ability to generate cash flow to cover expected debt service expenses.

Geographic Concentration

Since the Company’s properties are concentrated in the southeastern United States and Texas, the Company’s performance and ability to pay dividends to shareholders is dependent on economic conditions in the markets where its properties are located. The Company’s revenues and the value of its properties may be affected by a number of factors, including (a) the regional and local economic climates of the metropolitan areas in which the properties are located, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and (b) the regional and local real estate conditions in these areas, including oversupply of, or reduced demand for, office and other competing commercial properties. All of the Company’s office projects are located in the southeastern United States and Texas. There is also the risk of over building in certain sub-markets located in markets which the Company currently serves. While the Company has generally avoided acquiring or developing property in over built sub-markets, over built conditions may occur in sub-markets where the Company currently own properties. The Company’s performance and ability to pay dividends to shareholders is dependent on economic conditions in the markets where its properties are located. The Company’s historical growth has occurred during periods when the economy in the southeastern United States has out-performed the national economy. There can be no assurance as to the continued growth of the economy in the southeastern United States and Texas or the Company’s future growth rate.

Renewal of Leases and Reletting of Space

If the Company is unable to promptly relet or renew leases as they expire, the Company’s cash flow and ability to pay expected dividends to shareholders may be adversely affected. The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting, taking into account the cost of required renovations, may be less favorable than the current lease terms. Leases on a total of 14.9% and 10.5% of the total rentable square feet leased in the Company’s buildings will expire in 2004 and 2005, respectively. If the Company is unable to promptly relet, or renew the leases for, a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company’s reserves for these purposes prove inadequate, the Company’s cash flow and ability to pay expected dividends to shareholders may be adversely affected. If the Company’s tenants declare bankruptcy or are unable to make rental payments, the Company’s cash flow and ability to pay dividends to shareholders will be adversely affected. At any time, a tenant of the Company’s building(s) may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in the Company’s cash flow and ability to pay dividends to shareholders. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, tenants from time to time may experience a downturn in their business which may weaken their financial condition and result in their failure to make rental payments when due. If a tenant’s lease is not affirmed following bankruptcy or if a tenant’s financial condition weakens, the Company’s income may be adversely affected.

Leases with State of Florida

The Company has a significant number of leases with the State of Florida. If these leases are terminated early or not renewed, the Company’s performance and ability to pay dividends to shareholders could be adversely impacted. At December 31, 2003, the Company had 34 leases with various departments and agencies of the State of Florida which totaled approximately 632,000 rentable square feet, which represents approximately 6.7% of the Company’s total rentable square feet. The majority of these leases are for space in the Company’s office projects located in Tallahassee, Florida. These leases have provisions for early termination for various reasons, including lack of budget appropriations. During times of recession and government shortage measures, the State of Florida may be subject to budget reductions and may decide to terminate certain of its leases prior to the contractual lease expiration date. In addition, these leases provide the State of Florida with the right to terminate, without penalty, prior to the contractual lease expiration date in the event a State owned building becomes available for occupancy upon giving six months advance written notice to the Company. During 2002, the State of Florida announced its intention to eliminate its Department of Labor, which had a direct impact on the Company’s property in Tallahassee. The Company is currently evaluating the long-term impact of this reorganization and is in negotiations with other state departments to reassign the vacated space.

Real Estate Investment Risks

General Risks. If the Company’s properties do not generate revenues sufficient to meet operating expenses, the Company’s cash flow and ability to pay dividends to shareholders will be adversely affected. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Company’s properties do not generate revenues sufficient to meet operating expenses, including current levels of debt service, tenant improvements, leasing commissions and other capital expenditures, the Company may have to borrow additional amounts to cover fixed costs and the Company’s cash flow and ability to pay dividends to shareholders will be adversely affected. The Company’s net revenues and the value of its properties may be adversely affected by a number of factors, including national, regional and local economic climates; regional and local real estate conditions; the perceptions of prospective tenants as to the attractiveness of the Company’s properties; the Company’s ability to provide adequate management, maintenance and insurance; and increased operating costs, including real estate taxes and utilities.

In addition, real estate values and income from properties are affected by applicable laws, including tax laws, interest rate levels and the availability of financing.

Illiquidity of Real Estate. Since real estate investments are generally illiquid, the Company’s ability to adapt to changing economic and other conditions will be limited. Equity real estate investments are relatively illiquid. Such illiquidity will limit the Company’s ability to vary its portfolio promptly in response to changes in economic or other conditions. In the event of a downturn in the economy, the Company may suffer a material adverse impact to the value of its investments.

Competition. The Company faces intense competition that affects its ability to lease properties and the Company’s failure to attract and retain tenants could adversely impact its cash flow and ability to pay dividends to shareholders. Numerous office buildings compete with the Company’s properties in attracting tenants to lease space. Some of these competing buildings are newer, have better locations or have better capitalizations. The Company believes that major national or regional commercial property developers will continue to seek development opportunities in the southeastern and southwestern United States. These developers may have greater financial resources than the Company does. The number of competitive commercial properties in a particular area could have a material adverse effect on the Company’s ability to lease space in its office projects or at newly developed or acquired properties or on the amount of rents charged. In order to secure tenants or remain competitive, the Company may have to increase its marketing and administrative efforts and related expenses in connection with filling vacant space, reduce the rent the Company requires tenants to pay, and make modifications to its properties. Such efforts, as well as the Company’s failure to attract and retain tenants, could adversely impact the Company’s cash flow and ability to pay dividends to shareholders.

Changes in Laws. The Company faces numerous and changing regulations that result in significant unanticipated expenditures that could have an adverse effect on its cash flow and ability to pay dividends. The Company’s properties are subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act (the “ADA”) and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that its properties are currently in substantial compliance with all these regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures that could have an adverse effect on the Company’s cash flow and ability to pay dividends. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements relating to access and use by disabled persons. These requirements became effective in 1992. Compliance with the requirements of the ADA could require removal of access barriers and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants. Although the Company believes its properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse effect, if required changes involve a greater expenditure than the Company currently anticipate, its ability to pay dividends to shareholders could be adversely affected.

Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew, or caused the presence, of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of environmental contaminants may be substantial, and the presence of these substances, or the failure to properly remediate the contamination on the property, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. Any person who arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs that it incurs in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of asbestos-containing materials and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with these materials. In connection with the Company’s ownership and operation of properties, the Company may be potentially liable for costs associated with asbestos-containing materials.

The Company’s environmental assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company’s assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of the Company’s properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Company’s properties, such as the presence of underground storage tanks, or by third parties unrelated to the Company.

If the Company suffers an uninsured loss or a loss exceeding its policy limits, the Company could lose both the capital invested in, and anticipated profits from, one or more of its properties. The Company currently carries comprehensive liability, fire, and flood (where appropriate), extended coverage and rental loss insurance with respect to its properties, with policy specifications and insured limits customary for similar properties. There are, however, certain types of losses, such as from earthquakes, wars or certain acts of terrorism, including nuclear, chemical, and biological attacks, that may be either uninsurable or not economically insurable. Should an uninsured loss or a loss exceeding policy limits occur, the Company could lose both the capital invested in, and anticipated profits from, one or more of its properties.

Risks Involved in Property Ownership Through Partnership and Joint Ventures. Since the Company owns certain properties through partnership and joint venture arrangements, the Company may not maintain sufficient control of its investment to permit its business objectives to be achieved. Although the Company has generally owned 100% of the interests in all its properties, on December 30, 2003, the Company entered into a joint venture arrangement to acquire a 75% interest in two Class A mid-rise office buildings and undeveloped land suitable for development in the McGinnis Park office complex in Alpharetta, Georgia. Furthermore, in January 2004, the Company entered into a joint venture arrangement to acquire a 30% interest in the Broward Financial Centre in Fort Lauderdale, Florida. In the future, the Company could, if then permitted by the covenants in its loan agreements and its financial position, participate with other entities in property ownership through partnerships or joint ventures. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in property ownership, including the possibility that (a) the Company’s partners or co-ventures might become bankrupt, (b) such partners or co-ventures might at any time have economic or other business interests or goals that are inconsistent with the Company’s business interests or goals, and (c) such partners or co-ventures may be in a position to take action contrary to the Company’s instructions or requests or contrary to the Company’s policies or objectives, including the Company’s policy to maintain its qualification as a REIT. There is no limitation under the Company’s organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

Impact of Inflation. The Company may experience increases in its expenses, including debt service, as well as decreased occupancy rates as a result of inflation. The Company may experience increases in its expenses, including debt service, as a result of inflation. The Company’s exposure to inflationary cost increases in property level expenses is reduced by escalation clauses, which are included in most of its leases. However, market conditions may prevent the Company from escalating rents. Inflationary pressure may increase operating expenses, including labor and energy costs and, indirectly, real estate taxes, above expected levels at a time when it may not be possible for the Company to increase lease rates to offset these higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which the Company operates.

Effect of Market Interest Rates on Price of Common and Preferred Stock

An increase in market interest rates could reduce cash available for distribution to shareholders and adversely affect the market price of the Company’s common stock. One of the factors that will influence the market price of the Company’s common stock in public markets is the annual dividend yield on the share price reflected by dividends paid by the Company as compared to the yields on other financial instruments. An increase in market interest rates may lead prospective investors to demand a higher annual yield which could reduce the market price of the Company’s common stock. An increase in market interest rates also could increase the Company’s debt service expense and thus, reduce cash available for distribution to shareholders.

Risk of Development, Construction and Acquisition Activities

The Company faces numerous development, construction and acquisition risks that could have an adverse effect on its cash flow and ability to pay dividends. Within the constraints of the Company’s policy concerning leverage, the Company has and will continue to develop and construct office buildings, particularly on its undeveloped land. Risks associated with the Company’s development and construction activities, including activities relating to its undeveloped land, may include abandonment of development opportunities, construction costs of a property exceeding original estimates and possibly making the completion of a property uneconomical, occupancy rates and rents at a newly completed property insufficient to make the property profitable, unavailability of financing on favorable terms for development of a property, and the failure to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

In addition, new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management’s time and attention. Development activities are subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

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

Changes in Policies Without Shareholder Approval

The Company can change its investment, financing, borrowing, distribution, and other policies without shareholder approval, in a manner that could adversely affect its financial condition or results of operations or the market price of its common stock. The Company’s investment, financing, borrowing and distribution policies, as well as its policies with respect to all other activities, including growth, capitalization and operations, are determined by the Company’s board of directors. Although the board of directors has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of the Company’s shareholders. A change in these policies could adversely affect the Company’s financial condition or results of operations or the market price of its common stock.

Adverse Consequences of Failure to Qualify as a REIT

The Company’s failure to qualify as a REIT may have a material adverse impact on an investment in the Company’s capital stock. The Company believes that it qualifies as a REIT under the Internal Revenue Code, which affords the Company significant tax advantage. The requirements for this qualification, however, are complex. If the Company fails to meet these requirements, its dividends will not be deductible by the Company and the Company will be subject to a corporate level tax on its taxable income. This would substantially reduce the Company’s cash available to pay dividends and investors’ yield on their investment. In addition, incurring corporate income tax liability might cause the Company to borrow funds, liquidate some of its investments or take other steps that could negatively affect its operating results. Moreover, if the Company’s REIT status is terminated because of its failure to meet a REIT qualification requirement or if the Company voluntarily revokes its election, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Certain requirements for REIT qualification may in the future limit the Company’s ability to increase fee development, management and leasing operations conducted, and related services offered, by its subsidiaries without jeopardizing its qualification as a REIT.

Adverse Consequences on the Company’s Stock to Changes in Tax Law

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by domestic non-corporate taxpayers on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to domestic non-corporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders still generally will be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic non-corporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual’s other ordinary income. The Company cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on its common or preferred stock in particular, either in terms of price or relative to other investments.

Additional Information

For additional disclosure of risk factors to which the Company is subject, see the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has a $100 million secured revolving credit facility and term loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company’s interest expense, which would adversely affect the Company’s cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of December 31, 2003, the Company had $93.5 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $935,000.

Additionally, the Company had $315.2 million outstanding under loans with fixed interest rates as of December 31, 2003. The Company may incur additional fixed rate debt in the future to meet its financing needs. Should market interest rates decline, the Company’s use of fixed rate debt financing may result in the recognition of interest expense at rates higher than market rates. If the market interest rate on this fixed rate debt were 100 basis points lower, the Company would forfeit annual interest expense savings of approximately $3,152,000 as compared to variable rate debt financing.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Koger Equity, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Koger Equity, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Koger Equity, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants

West Palm Beach, Florida

March 5, 2004

KOGER EQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(In Thousands Except Share Data)

	2003	2002
ASSETS
Real estate investments:
Operating properties:
Land	$119,973	$110,653
Buildings	838,430	783,185
Furniture and equipment	3,599	3,320
Accumulated depreciation	(179,569)	(149,830)

Operating properties – net	782,433	747,328
Undeveloped land held for investment	10,975	9,995
Undeveloped land held for sale	3,041	3,831
Cash and cash equivalents	9,163	4,627
Restricted cash	11,114	13,340
Accounts receivable, net of allowance for uncollectible accounts of $939 and $1,280	16,236	12,183
Other assets	15,239	13,781

TOTAL ASSETS	$848,201	$805,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and loans payable	$408,716	$431,698
Accounts payable	4,299	3,801
Accrued real estate taxes payable	1,853	147
Accrued liabilities – other	11,016	13,435
Dividends payable	7,824	7,453
Advance rents and security deposits	6,846	5,483

Total Liabilities	440,554	462,017

Minority interest	4,672	—

Commitments and contingencies (Notes 2 and 10)

Shareholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; liquidation preference of $25 per share; 2,990,000 shares issued and outstanding	30	—
Common stock, $.01 par value; 100,000,000 shares authorized; issued: 30,011,225 and 29,826,632 shares; outstanding: 21,495,956 and 21,294,894 shares	300	298
Capital in excess of par value	546,968	472,156
Notes receivable from stock sales to related parties	(5,092)	(5,266)
Accumulated other comprehensive loss	(241)	(212)
Retained earnings (Dividends in excess of net income)	(7,405)	7,813
Treasury stock, at cost; 8,515,269 and 8,531,738 shares	(131,585)	(131,721)

Total Shareholders’ Equity	402,975	343,068

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$848,201	$805,085

See Notes to Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

(In Thousands Except Per Share Data)

	2003	2002	2001
Revenues
Rental and other rental services	$146,076	$126,404	$165,623
Management fees	331	3,347	4,080

Total operating revenues	146,407	129,751	169,703

Expenses
Property operations	57,381	46,235	61,608
Depreciation and amortization	32,687	27,908	35,099
General and administrative	11,138	11,381	8,412
Direct cost of management fees	88	3,335	3,378
Other	147	143	189

Total operating expenses	101,441	89,002	108,686

Operating Income	44,966	40,749	61,017

Other Income (Expense)
Interest income	307	405	776
Mortgage and loan interest	(29,249)	(25,145)	(26,112)

Total other income (expense)	(28,942)	(24,740)	(25,336)

Income Before Gain on Sale or Disposition of Assets, Income Taxes and Minority Interest and Equity in Earnings of Unconsolidated Subsidiary	16,024	16,009	35,681
Gain on sale or disposition of assets	573	21	39,189

Income Before Income Taxes and Minority Interest and Equity in Earnings of Unconsolidated Subsidiary	16,597	16,030	74,870
Income tax (benefit) provision	(94)	(413)	684

Income Before Minority Interest and Equity in Earnings of Unconsolidated Subsidiary	16,691	16,443	74,186
Minority interest	—	(20)	(1,044)
Equity in earnings of unconsolidated subsidiary	—	—	81

Net Income	16,691	16,423	73,223
Dividends on preferred stock	(1,995)	—	—

Net Income available to common shareholders	$14,696	$16,423	$73,223

Earnings Per Share available to common shareholders:
Basic	$0.69	$0.77	$2.76

Diluted	$0.69	$0.77	$2.75

Weighted Average Shares:
Basic	21,337	21,269	26,517

Diluted	21,448	21,378	26,610

See Notes to Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

(In Thousands)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Notes Receivable from Stock Sales	Accum Other Comp. Loss	Retained Earnings (Dividends in Excess of Net Income)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Par Value	Shares Issued	Par Value
BALANCE, DECEMBER 31, 2000	—	$—	29,559	$296	$468,277	$(6,250)	—	$20,261	$(34,091)	$448,493

Common stock sold					125				134	259
Stock loan repayments						1,184			(1,364)	(180)
Treasury stock acquired									(96,327)	(96,327)
Options exercised			104	1	1,377					1,378
Dividends declared								(72,304)		(72,304)
Net income								73,223		73,223

BALANCE, DECEMBER 31, 2001			29,663	297	469,779	(5,066)		21,180	(131,648)	354,542

Common stock sold					145				430	575
Stock loans to related parties						(200)				(200)
Treasury stock purchased									(503)	(503)
Options exercised			163	1	2,232					2,233
Unrecognized loss on defined benefit plan							$(212)			(212)
Dividends declared								(29,790)		(29,790)
Net income								16,423		16,423

BALANCE, DECEMBER 31, 2002			29,826	298	472,156	(5,266)	(212)	7,813	(131,721)	343,068

Preferred stock issued	2,990	30			72,079					72,109
Common stock sold					147				136	283
Unrecognized loss on SERP Plan							(29)			(29)
Options exercised			185	2	2,586					2,588
Stock loan repayments						174				174
Dividends declared								(31,909)		(31,909)
Net income								16,691		16,691

BALANCE, DECEMBER 31, 2003	2,990	$30	30,011	$300	$546,968	$(5,092)	$(241)	$(7,405)	$(131,585)	$402,975

See Notes to Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

(In Thousands)

	2003	2002	2001
Operating Activities
Net income	$16,691	$16,423	$73,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,687	27,908	35,099
Amortization of deferred loan costs	1,465	1,894	908
Income from Koger Realty Services, Inc.	—	—	(81)
Provision for uncollectible accounts	476	445	1,448
Minority interest	—	20	1,044
Gain on sale or disposition of assets	(573)	(21)	(39,189)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(5,831)	(2,338)	(1,343)
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	1,119	2,376	(7,116)

Net cash provided by operating activities	46,034	46,707	63,993

Investing Activities
Proceeds from sales of assets	1,580	81	199,646
Cash acquired in purchase of assets from KRSI	—	—	2,535
Decrease (increase) in restricted cash	2,226	(13,340)	—
Purchase of limited partner interests in KVP	—	(16,465)
Property acquisitions	(52,896)	(228,299)	—
Building and land construction expenditures	—	—	(2,012)
Tenant improvements to first generation space	(5,180)	(1,479)	(4,363)
Tenant improvements to second generation space	(4,660)	(5,207)	(6,610)
Building improvements	(5,445)	(4,907)	(4,899)
Energy management improvements	—	—	(201)
Deferred tenant costs	(2,150)	(1,951)	(2,338)
Additions to furniture and equipment	(279)	(272)	(177)

Net cash (used in) provided by investing activities	(66,804)	(271,839)	181,581

Financing Activities
Proceeds from mortgages and loans	51,977	250,000	42,500
Proceeds from issuance of preferred stock	72,109	—	—
Proceeds from sales of common stock	283	575	259
Proceeds from exercise of stock options	2,588	2,233	1,373
Decrease (increase) in notes receivable from related parties	175	(200)	174
Principal payments on mortgages and loans	(74,960)	(66,985)	(137,104)
Dividends paid	(31,538)	(66,495)	(37,537)
Distributions paid to minority interest holders	—	(398)	(1,259)
Treasury stock purchased	—	(503)	—
Contributions from minority interest	4,672	—	—
Financing costs	—	(1,838)	(2,225)

Net cash provided by (used in) financing activities	25,306	116,389	(133,819)

Net increase (decrease) in cash and cash equivalents	4,536	(108,743)	111,755
Cash and cash equivalents - beginning of year	4,627	113,370	1,615

Cash and cash equivalents - end of year	$9,163	$4,627	$113,370

See Notes to Consolidated Financial Statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

1. SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES.

Organization. Koger Equity, Inc. (“KE”) was incorporated in Florida on June 21, 1988. KE has eighteen wholly owned subsidiaries, which are Southeast Properties Holding Corporation (“Southeast”), a Florida corporation; Koger Real Estate Services, Inc. (“KRES”), a Florida corporation; Koger Realty Services, Inc. (“KRSI”), a Florida corporation; Koger-Vanguard Partners, L.P. (“KVP”), a Delaware limited partnership; Koger Ravinia, LLC (“KRLLC”), a Delaware limited liability company; Koger Post Oak Limited Partnership (“KPOLP”), a Delaware limited partnership; Koger Post Oak, Inc. (“KPO”), a Delaware corporation; Koger Dallas I limited partnership (“KDILP”), a Delaware limited partnership; K/Dallas I, Inc. (KDI), a Delaware corporation; Koger Dallas II limited partnership (KDIILP), a Delaware partnership; K/Dallas II, Inc. (“KDII), a Delaware corporation; Koger McGinnis Park, LLC (“KMP), a Florida limited liability company; McGinnis Park, Ltd. (“MPL”), a Florida limited liability company; K/McGinnis Office, LLC. (“KMOL”), a Florida limited liability company; K/McGinnis Office, Ltd. (“KMOLT”), a Florida limited partnership; K/McGinnis Undeveloped, LLC. (“KMU”), a Florida limited liability company; K/McGinnis Undeveloped, Ltd., (“KMUL”), a Florida limited partnership; Koger Acquisition, LLC. (“KA”), a Florida limited liability company.

Principles of Consolidation. The consolidated financial statements include the accounts of KE, its wholly-owned subsidiaries (the “Company”), and a majority-owned joint venture (“MPL”). All material intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications. Certain amounts have been reclassified to comply with current year presentation.

Earnings Per Common Share. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The treasury stock method is used to calculate dilutive shares which reduce the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. Following is a reconciliation of number of shares (in thousands) used in the computation of basic and diluted earnings per share.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

EARNINGS PER SHARE COMPUTATIONS

(In Thousands Except Per Share Data)

	2003	2002	2001
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income available to common shareholders Shares:	$14,696	$16,423	$73,223

Weighted average number of common shares outstanding - Basic	21,337	21,269	26,517

EARNINGS PER SHARE - BASIC	$0.69	$0.77	$2.76

Shares:
Weighted average number of common shares outstanding - Basic	21,337	21,269	26,517
Effect of dilutive securities (a):
Stock options	111	109	93

Adjusted common shares – Diluted	21,448	21,378	26,610

EARNINGS PER SHARE - DILUTED	$0.69	$0.77	$2.75

(a)	Shares issuable were derived using the “Treasury Stock Method” for all dilutive potential shares. As of December 31, 2003, the Company excluded approximately 1.0 million antidilutive stock options from the above calculation.

Statements of Cash Flows. For 2003, 2002 and 2001, total interest payments (net of amounts capitalized) were $27,540,000, $22,949,000 and $25,600,000, respectively, for the Company. Interest capitalized during 2003, 2002 and 2001 totaled $0, $0 and $207,000, respectively. For 2003, 2002 and 2001, payments for income taxes totaled $0, $23,000 and $252,000, respectively.

Critical Accounting Policies and Estimates. The Company believes the following critical accounting policies affect the significant estimates and assumptions used in the preparation of its consolidated financial statements:

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

During May 2003, the Company sold approximately 7.7 acres of undeveloped land in Charlotte, North Carolina for approximately $1.6 million.

In December 2001, the Company sold 75 suburban office buildings (the “Property Sale”), one retail center and 3.4 acres of unimproved land to AP-Knight LP, a related party, for approximately $199,587,000, net of selling costs, and 5,733,772 shares of the Company’s common stock (which were valued at approximately $96,327,000). These properties contained more than 3.9 million of rentable square feet and contributed rental

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

revenues of approximately $54.4 million during the year ended December 31, 2001. Rental revenues for the sold properties comprised approximately 33% of the Company’s total rental revenues for the year ended December 31, 2001. The results of these properties are included in the operating results of the Company for the period ended December 31, 2001. On January 15, 2002, the Company distributed a portion of the proceeds above in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001.

Depreciation and Amortization. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives of three to 40 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on the Company’s estimates. If the Company were to allocate acquisition costs inappropriately to buildings or to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases. Identifiable intangible assets recorded under the terms of SFAS 142 are amortized on a straight-line basis over the remaining weighted average term of the existing leases.

Impairment of Long-Lived Assets. The Company’s long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying values may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the year ended December 31, 2003, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For 2003, 2002 and 2001, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $4,109,000, $2,128,000 and $1,470,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

The Company generates management fees and leasing commissions income by providing on-site property management and leasing services to a limited number of third party owners. Management fees are generally earned monthly and are based on a percentage of the managed properties’ monthly rental and other operating revenues. Leasing commissions are earned when the Company, on behalf of the third party owner, negotiates or assists in the negotiation of new leases, renewals and expansions of existing leases, and are generally a percentage of rents to be received under the initial term of the respective leases.

The management and leasing agreements between the Company and third party owners generally are based on annually renewable terms and may be terminated in certain cases and for certain reasons by either party with a 30 to 90 day (depending on the terms of the specific agreement) notice.

Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

submit to the Company. If the financial condition of the Company’s tenants were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its tenants improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense.

Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a “REIT”). A corporate REIT is a legal entity that holds real estate, and through distributions to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company, among other requirements, must distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carry forwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and will not be able to qualify as a REIT for four subsequent taxable years. Although KRSI is consolidated with the Company for financial reporting purposes, this entity is subject to Federal income tax and files separate Federal and state income tax returns.

Stock Options. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share.

Information Concerning Options Granted. Substantially all of the options granted have been granted with an exercise price equal to the market value at the date of grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 2003, 2002 and 2001 consistent with the method prescribed by SFAS No. 123, the Company’s net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001
Net income available to common shareholders - As reported	$14,696,000	$16,423,000	$73,223,000
- Pro forma	$12,250,000	$15,139,000	$71,722,000
Diluted earnings per share - As reported	$0.69	$0.77	$2.75
- Pro forma	$0.57	$0.72	$2.70

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model. No options were granted in 2003, 2002, and 2001, respectively.

Fair Value of Financial Instruments. The Company believes that the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company’s mortgages and loans payable would be approximately $412.7 million at December 31, 2003.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

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

Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company’s estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

New Accounting Standards. On July 20, 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This Statement is effective for business combinations completed after June 30, 2001. The Company’s adoption of SFAS No. 141 has not had a material impact on its consolidated financial statements.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. SFAS No. 142 also requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded $274,000, $1,500,000, $272,000, and $228,000 of the estimated value of leases in place as part of its acquisitions of Three Ravinia, The Lakes on Post Oak, Tollway Crossing, and CIGNA Plaza, respectively. The Company intends to amortize these intangible assets on a straight-line basis over the remaining weighted average term of the existing leases (usually 4 to 5 years). The Company is currently evaluating any other intangible asset that may have arisen in its acquisition of the McGinnis Park property, which is not expected to have a material impact on the Company’s 2003 results from operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revision to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company’s adoption of SFAS No. 143 has not had a material impact on its consolidated financial statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the Statement effective January 1, 2002. The Company’s adoption of SFAS No. 144 has not had a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS No. 145 has not had a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The Company adopted SFAS No. 146 effective January 1, 2003. The Company’s adoption of SFAS No. 146 has not had a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantee is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 effective January 1, 2003. The Company’s adoption of FIN No. 45 has not had a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25,

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

“Accounting for Stock Issued to Employees.” SFAS No. 148’s transition provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 effective January 1, 2003. The Company’s adoption of SFAS No. 148 has not had a material impact on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires the consolidation of variable interest entities (“VIEs”) in which the variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN No. 46 is effective for VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. The Company’s adoption of FIN No. 46 has not had a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement was effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 has not had a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The Company’s adoption of SFAS No. 150 has not had a material impact on its consolidated financial statements.

2. TRANSACTIONS WITH RELATED PARTIES.

Three directors were elected to the Company’s Board of Directors under the terms of an agreement dated October 10, 1996 between the Company and an affiliate of Apollo Real Estate Investment Fund II, L.P. (“Apollo”) pursuant to which Apollo purchased three million shares of common stock from the Company for $43.5 million ($14.50 per share). Such agreement granted to Apollo registration rights and a conditional exemption from certain of the Company’s takeover defenses for a period of three years, which period ended on October 10, 1999. During December 2001, the Company sold 75 suburban office buildings, one retail center and 3.4 acres of unimproved land to AP-Knight, LP (“AP-Knight”), an affiliate of Apollo, for approximately $206.7 million cash ($199.6 million net of selling costs) and Apollo’s 5.73 million shares of the Company’s common stock. In addition to the above consideration, the Company received a membership interest in an Apollo subsidiary. This interest will provide the Company with a 20 percent participation in the net cash flow from the disposed assets after Apollo has received a 15 percent internal rate of return on its equity investment. Subsequent to the transaction, the Company no longer has any directors affiliated with Apollo. The transaction was negotiated by a Special Committee of the Board of Directors composed of directors who had no affiliation with

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

Apollo. The Company initiated a marketing period through its financial advisor during which unrelated bidders were asked to submit competing offers to purchase these properties. Prior to the closing of the sale, the Company did not receive any sufficiently attractive offers for these properties. In connection with this transaction, Morgan Stanley & Co. Incorporated acted as financial advisor and provided an opinion to the Special Committee of the Board of Directors which opinion stated that the consideration received from the transaction was fair from a financial point of view to the Company.

During February 2001, Koger Realty Services, Inc., a Delaware corporation (“Koger Realty”), was merged into a wholly owned taxable subsidiary of KE. Prior to the Merger (the “Merger”), KE owned all of the preferred stock of Koger Realty, which represented in excess of 95 percent (by value) of the economic benefits of Koger Realty. This preferred stock was nonvoting stock and not convertible into common stock while held by KE. All of the outstanding common stock of Koger Realty had been acquired by officers and employees of Koger Realty, some of whom were also officers of KE. Pursuant to the Merger, Koger Realty repurchased all outstanding common stock at the formula price set forth in its Articles of Incorporation. In connection with the Merger, Messrs. Victor A. Hughes, Chairman and former Chief Executive Officer, James C. Teagle, Director and former President and James L. Stephens, former Chief Accounting Officer, were paid $20,555, $15,416 and $10,277, respectively, to redeem their shares of common stock of Koger Realty in which they had a basis of $19,840, $14,880 and $9,920, respectively.

During 2000, the Company reached an agreement with Crocker Realty Trust (“CRT”) to provide asset management services for the portfolio of CRT, which owned 4.6 million rentable square feet of office buildings. Mr. Thomas J. Crocker, Chief Executive Officer of Koger Equity, Inc., was also the Chairman of the Board and Chief Executive Officer of CRT and owned 2.8 percent of the outstanding CRT shares. Mr. Robert E. Onisko, former Chief Financial Officer of Koger Equity, Inc., was also the Treasurer and Chief Financial Officer of CRT and owned 0.2 percent of the outstanding CRT shares. In addition, Apollo was a principal shareholder of CRT owning 49 percent of the outstanding CRT shares. The Company was paid a fee for these services based upon the value of CRT’s assets. This agreement was terminable by either party upon 90 days written notice. The terms of this agreement were approved by a committee of the Company’s Board of Directors whose members were not affiliated with CRT. The Company earned fees of $237,000, $603,000 and $452,000 under this agreement during 2003, 2002 and 2001, respectively. This agreement was terminated in May 2003.

On February 17, 2000, and in conjunction with the Company’s plan (the “Repurchase Plan”) to repurchase up to 2.65 million shares of common stock (the “Shares”), the Company entered into an agreement to, from time to time, loan to Mr. Thomas J. Crocker, Chief Executive Officer, and Mr. Robert E. Onisko, former Chief Financial Officer (collectively, the “Officers”), certain amounts in connection with their purchase of up to 500,000 shares and 150,000 shares, respectively, of the Company’s common stock (collectively the “Loan Stock”). For Loan Stock purchases consummated pursuant to the Company’s 1998 Equity and Cash Incentive Plan, the Company has agreed to advance up to 100% of the purchase price of the shares. For Loan Stock purchases consummated in the open market or pursuant to the Repurchase Plan, the Company has agreed to advance up to 50% of the purchase price of the shares. Each Officer’s loans are collateralized by any Loan Stock purchased by such Officer. Aside from an Officer’s equity interest in Loan Shares, the Company has limited or no personal recourse against an Officer for the principal amount of any loan. The Officers are personally obligated to make any and all interest payments. Each loan bears interest at 150 basis points over the applicable LIBOR rate, which interest is payable quarterly. The outstanding principal amount of each loan and all accrued but unpaid interest is due on the earlier of (i) February 17, 2010 or (ii) the second anniversary of the Officer’s termination by the Company for cause. As of December 31, 2003, Mr. Crocker had purchased 320,370 shares of Loan Stock and, net of re-payments made during 2003 totaling $175,000, the aggregate outstanding principal

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

balance of his loans was approximately $3,800,000. As of December 31, 2003, Mr. Onisko had purchased 102,490 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $1,292,000. The Company’s loans to Mr. Crocker and Mr. Onisko were made under the terms of a contract which precedes the Sarbanes-Oxley Act.

3. MORTGAGES AND LOANS PAYABLE.

The Company has non-recourse loans with an original amount of $235 million ($210.7 million of which was outstanding on December 31, 2003) payable to Northwestern Mutual Life Insurance Company (“Northwestern”) which are secured by nine office parks and one freestanding building. These loans are divided into (i) a tranche in the amount of $100.5 million which matures on January 2, 2007 and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $89.5 million which matures on January 2, 2009 and an interest rate of 8.33 percent, (iii) a tranche in the amount of $14.7 million which matures on January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $30.3 million which matures on January 2, 2009 and an interest rate of 7.1 percent. Monthly payments on this loan include principal amortization based on a 25-year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $361.2 million at December 31, 2003.

The Company has a $77 million non-recourse loan ($77.0 million of which was outstanding on December 31, 2003) with Column Financial, Inc., which is secured by the Company’s The Lakes on Post Oak property. The loan bears monthly interest at the one-month LIBOR rate (the LIBOR monthly contract rate was 1.163% as of December 31, 2003) + 2.87% with all principal due on December 9, 2004. Three consecutive one-year extensions, with 0.25% in extension fees in the second and third years, are available at the Company’s option. These extensions are contingent on the Company’s compliance with certain covenants. The Company currently intends to exercise all of these extension options. This indebtedness requires the Property to maintain certain financial ratios and is collateralized by property with a carrying value of approximately $98.4 million at December 31, 2003.

The Company has an $85 million non-recourse loan ($85.0 million of which was outstanding on December 31, 2003) with Metropolitan Life which is secured by the Company’s Three Ravinia Drive property. The loan bears monthly interest at a fixed rate of 5.26% with all principal due on January 1, 2008. This indebtedness is collateralized by property with a carrying value of approximately $120.7 million at December 31, 2003.

The Company has a $100 million secured revolving credit facility ($15.0 million of which had been borrowed on December 31, 2003) provided by Fleet Bank. Based on the Company’s election, the interest rate on this revolving credit facility will be either (i) the LIBOR rate (1.12% at December 31, 2003) plus either 165,190, 215, 237.5 or 250 basis points (depending on the Company’s leverage ratio) or (ii) the lender’s prime rate (4.0% at December 31, 2003) plus either 40, 65, 90, 112.5 or 125 basis points (depending on the Company’s leverage ratio). Interest payments are due monthly on this credit facility which had an original term of three years. This credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends of 90% of Funds From Operations, and is collateralized by properties with a carrying value of approximately $118.6 million at December 31, 2003. This credit facility had an interest rate of 4.90% and 3.87% on December 31, 2003 and December 31, 2002, respectively, and matures in December 2004.

The Company assumed other non-recourse loans with outstanding balances of $21.0 million in conjunction with certain property acquisitions. The contractual interest rates on these loans range from 6.38 percent to 8.2

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

percent. Amortization with respect to this indebtedness is based on equal monthly installments based on 25-year amortization periods. These three loans mature in 2006, 2008 and 2021. This indebtedness is collateralized by properties with a carrying value of approximately $39.0 million at December 31, 2003.

The Company is in compliance with all of the above referenced debt covenants as of December 31, 2003.

The annual maturities of mortgages and loans payable (excluding extensions at the Company’s option), as of December 31, 2003, are summarized as follows:

Year Ending December 31,	Amount (In thousands)
2004	$97,631
2005	6,112
2006	23,706
2007	98,098
2008	89,606
Subsequent Years	93,563

Total	$408,716

4. LEASES.

The Company’s operations consist principally of owning and leasing office space. Terms of the leases generally range from three to five years. The Company principally pays all operating expenses, including real estate taxes and insurance. At December 31, 2003, approximately 99 percent of the Company’s annualized rentals were subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

The Company’s leases are operating leases and expire at various dates through 2021. Minimum future rental revenues from leases in effect at December 31, 2003, determined without regard to renewal options, are summarized as follows:

Year Ending December 31,	Amount (In thousands)
2004	$158,472
2005	126,656
2006	100,441
2007	72,906
2008	53,282
Subsequent Years	89,931

Total	$601,688

The above minimum future rental revenue does not include reimbursements of certain operating expenses that may be received under provisions of the lease agreements. Of the total rental revenues recorded by the Company, these expense reimbursements amounted to $13,260,000, $10,380,000 and $10,510,000 for the years 2003, 2002, and 2001, respectively.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

At December 31, 2003, annualized rental revenues total approximately $17,355,000 (13.1 percent) and $11,349,000 (8.6 percent), respectively, for the United States of America and the State of Florida, when all of their departments and agencies which lease space in the Company’s buildings are combined.

5. STOCK OPTIONS AND RIGHTS.

1988 Stock Option Plan. The Company’s Amended and Restated 1988 Stock Option Plan (the “1988 Plan”) provided for the granting of options to purchase up to 500,000 shares of its common stock to key employees of the Company and its subsidiaries. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire seven years from the date of grant and are generally exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant. In accordance with the terms of the 1988 Plan, additional options cannot be granted after ten years from the date of adoption of this plan.

1993 Stock Option Plan. The Company’s 1993 Stock Option Plan (the “1993 Plan”) provides for the granting of options to purchase up to 1,000,000 shares of its common stock to key employees of the Company and its affiliates. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are generally exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant.

1996 Stock Option Plan. The Company’s 1996 Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase up to 650,000 shares of its common stock to key employees of the Company. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant.

1998 Equity and Cash Incentive Plan. The Company’s 1998 Equity and Cash Incentive Plan (the “1998 Plan”) provides for the issuance of up to 2,000,000 shares of its common stock pursuant to the grant of awards under this plan which may include stock options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock and performance awards (in cash or stock or combinations thereof). Options granted pursuant to the 1998 Plan would expire ten years from the date of grant.

A summary of the status of fixed stock option grants as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding – beginning of year	2,154,007	$17.60	2,517,277	$17.37	2,883,834	$17.28
Granted	—	—	—	—	—	—
Exercised	(184,593)	14.07	(163,270)	13.70	(103,981)	13.21
Expired	—	—	—	—	—	—
Forfeited	(50,000)	16.06	(200,000)	17.56	(262,576)	17.94

Outstanding – end of year	1,919,414	$18.01	2,154,007	$17.60	2,517,277	$17.37

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

There were no options granted during the years 2003, 2002, and 2001.

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
			(Months)
$ 7.5000	5,600	5,600	14
7.6250	7,200	7,200	1
11.5000	4,880	4,880	18
15.3750	28,000	28,000	35
15.8750	37,440	19,640	74
16.0625	825,000	825,000	74
17.5625	400,000	400,000	78
19.1250	5,000	5,000	44
19.8125	74,294	74,294	43
20.0000	102,000	102,000	56
21.2500	25,000	25,000	53
21.8750	280,000	280,000	50
22.8125	125,000	125,000	50

	1,919,414	1,901,614	64

Outstanding non-exercisable options as of December 31, 2003 become exercisable as follows:

Year	Number of Options
2004	8,900
2005	8,900

17,800

Shareholder Rights Plan. Pursuant to a Shareholder Rights Plan (the “Rights Plan”), on September 30, 1990, the Board of Directors of the Company declared a dividend of one common stock purchase right (the “Rights”) for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company’s Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 2003), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company’s common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company’s common stock at a 50 percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996 for Apollo and its affiliates. Pursuant to an amendment to the Common Stock Rights Agreement dated as of August 17, 2000, the Rights have been extended ten years, through September 30, 2010.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

6. STOCK INVESTMENT PLAN.

The Company has a voluntary stock investment plan (the “SIP”) which provides for regular purchases of the Company’s Shares by all employees and directors. The SIP provides for monthly payroll and directors’ fees deductions up to $2,100 per month with the Company making monthly contributions for the account of each participant as follows: (i) 25 percent of amounts up to $50; (ii) 20 percent of amounts between $50 and $100; and (iii) 15 percent of amounts between $100 and $2,100, which amounts are used by an unaffiliated Administrator to purchase Shares from the Company.

The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company’s contribution and the expenses incurred in administering the SIP totaled approximately $39,100, $42,300 and $37,300 for 2003, 2002 and 2001, respectively. Through December 31, 2003, 189,614 Shares have been issued under the SIP.

7. EMPLOYEE BENEFIT AND COMPENSATION PLANS.

The Company has a 401(k) plan (the “401(k) Plan”) which permits contributions by employees. For 2003, 2002, and 2001, the Company’s contributions to the 401(k) Plan totaled $160,000, $206,000, and $167,000 respectively.

The Company’s Board of Directors adopted a long-term incentive compensation plan for senior officers effective as of January 1, 2002. The Compensation Committee, comprised of certain members of the Board of Directors, administers this plan. Under the plan, payments to senior officers are based on the performance of the Company’s common stock over a three-year measurement period and the performance of the Company’s common stock compared to real estate investment trusts in its peer group over a three-year measurement period. Payments under the plan are dependent on the achievement of certain performance goals and on satisfaction of certain vesting requirements. During 2002 and 2003, the Company did not recognize any plan-related compensation expense or make any plan-related payments.

The Company has a supplemental executive retirement plan (the “SERP”), an unfunded defined benefit plan. The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company’s 401(k) Plan. The benefits are based on years of service and the employee’s average base salary during the last three calendar years of employment. The SERP was curtailed during 2000 and 2002 when as part of the corporate reorganization 13 of the 13 active participants terminated employment with the Company. SERP benefits were settled, via single cash payments, for 9 of these 13 individuals. Currently, there are five retired participants (all receiving monthly benefits) and no active participants in the SERP.

Net periodic pension cost for the SERP for 2003, 2002 and 2001 was as follows (in thousands):

	2003	2002	2001
Service cost	$—	$—	$13
Interest cost	235	243	279
Amortization of unrecognized prior service cost	—	—	76
Amortization of unrecognized net loss	—	—	—

Net periodic benefit cost	235	243	368
Curtailment – unrecognized prior service cost acceleration	—	418	—
Curtailment gain	—	—	—
Termination benefit cost	—	—	—

Total Cost	$235	$661	$368

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

	2003	2002	2001
Discount rate	6.5%	6.5%	6.5%
Rate of increase in salary levels	—	—	5.0%

The following table provides a reconciliation of benefit obligations, the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 2003 and 2002 (in thousands):

	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$3,774	$4,146
Service cost	0	0
Interest cost	235	243
Amendments	0	0
Actuarial (gain)/loss	28	(194)
Benefits paid	(373)	(421)
Termination benefit cost	0	0

Benefit obligation at end of year	3,664	3,774

Change in plan assets
Fair value of plan assets at beginning of year	0	0
Expected return on plan assets	0	0
Employer contribution	373	421
Benefits paid	(373)	(421)

Fair value of plan assets at end of year	0	0

Funded status	(3,664)	(3,774)
Unrecognized prior service cost	0	0
Unrecognized actuarial loss	241	212

Net amount recognized	$(3,423)	$(3,562)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(3,423)	$(3,562)
Additional minimum liability	(241)	(212)
Intangible asset	0	0

Net amount recognized	$(3,664)	$(3,774)

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

8. DIVIDENDS.

During 2003, 2002 and 2001, the Company paid a total of $1.40 per share per year of regular dividends. During 2003, the Company paid a total of $0.56666 per share of preferred dividends to shareholders of record on December 1, 2003. In addition, on January 15, 2002, the Company paid a capital gain distribution in the form of a special dividend of $1.74 per share to shareholders of record on December 28, 2001. For tax purposes, this special dividend was treated as if it were paid in 2001. For income tax purposes, the components of the dividends paid during 2003 are as follows:

Common Dividends

Payment Date	Dividend Amount	Return of Capital	Taxable Ordinary Dividend	Taxable Long-Term Capital Gain
February 6, 2003	$0.350	—	$0.347509	$0.002491
May 1, 2003	0.350	—	0.347509	0.002491
August 7, 2003	0.350	—	0.347509	0.002491
November 6, 2003	0.350	—	0.347509	0.002491

	$1.400	—	$1.390036	$0.009964

Preferred Dividends

Payment Date	Dividend Amount	Return of Capital	Taxable Ordinary Dividend	Taxable Long-Term Capital Gain
December 15, 2003	$0.56666	—	$0.562627	$0.004033

The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 90 percent of the Company’s REIT taxable income as required by the Federal income tax laws. The Company’s secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends of 90% of Funds From Operations. During November 2003, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share payable on February 5, 2004, to shareholders of record on December 31, 2003.

9. FEDERAL INCOME TAXES.

The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. As a REIT, the Company is required to distribute to shareholders at least 90 percent of its REIT taxable income. For the three years in the period ended December 31, 2003, the Company has paid out dividends in amounts at least equal to its REIT taxable income. For the year ended December 31, 2003, the Company’s taxable income prior to the dividends paid deduction was approximately $20,720,000 (the Company’s 2003 dividends paid deduction was $31,539,000). The Company’s taxable income prior to the dividends paid deduction for the years ended December 31, 2002 and 2001 was approximately $23,207,000 and $37,573,000, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carry forwards.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

The following table reconciles the Company’s net income to REIT taxable income (which excludes non-REIT operations) for the year ended December 31, 2003 (in thousands):

	2003 Estimate	2002	2001
Net Income	$16,691	$16,423	$73,223
Less: Net (income) loss of taxable REIT Subsidiary	(124)	196	(651)

Net income from REIT operations	16,567	16,619	72,572
Add: Book depreciation and amortization	32,687	27,908	35,954
Less: Tax depreciation and amortization	(24,521)	(22,373)	(27,314)
Book/tax difference on gains from capital transactions	(339)	0	(2,416)
Other book/tax differences, net	(3,450)	1,053	(2,178)

Taxable income before adjustments	20,944	23,207	76,618
Less: Capital gains distributions	(224)	0	(36,728)

Taxable ordinary income before adjustments	20,720	23,207	39,890
Less: Net operating loss carryforward	0	0	(2,317)

Adjusted taxable income subject to 90 percent dividend requirement	$20,720	$23,207	$37,573

The Company’s net operating loss carryforward available to offset REIT taxable income for 2003 is approximately $2,414,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007. KRSI is subject to Federal, state and local income taxes. During 2002, KRSI recorded a benefit for Federal income tax of $73,000. During 2002, the Company received a refund of $340,000 for alternative minimum tax paid in 2001. The Company’s taxable benefit recorded in 2003 ($94,000) represents a refund for taxes resulting from the carry back of a net operating loss that occurred in 2002.

10. COMMITMENTS AND CONTINGENCIES.

At December 31, 2003, the Company had a contractual commitment of approximately $6.2 million related to the renovation of The Lakes on Post Oak in Houston, Texas.

At December 31, 2003, KE has provided limited guarantees on certain notes payable with outstanding balances of $85.0 million, and $77.0 million, respectively, on behalf of KRLLC, and KPOLP. KRLLC and KPOLP are wholly owned subsidiaries of KE.

Additionally, the closing price of the Company’s common stock equaled or exceeded $15.8225 on at least 60 trading days during the period from January 1, 2003 to June 30, 2003. Therefore, $696,000 related to the remaining 400,000 options was charged to compensation expense and paid to certain of the Company’s executive officers on July 1, 2003.

11. SEGMENT REPORTING.

The Company operates in one business segment, real estate. The Company’s primary business is the ownership, development, and operation of income-producing office properties. Management operates each

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. All of the Company’s operations are located in the Southeastern United States and Texas.

12. PREFERRED STOCK.

On September 10, 2003, the Company issued 2,990,000 shares of 8- 1/2% Series A Cumulative Redeemable Preferred Stock, including 390,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter. This preferred stock has a liquidation preference of $25 per share and will not be redeemable before September 10, 2008, except under limited circumstances intended to preserve the Company’s REIT status as a real estate investment trust for federal income tax purposes. Beginning September 10, 2008, the Company may redeem the Series A Preferred Stock, in whole or in part, at $25.00 per share plus accrued and unpaid dividends. Dividends on the Series A Preferred Stock will be cumulative from the date of issuance and are payable quarterly. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any of the Company’s other securities. The issuance resulted in approximately $72.1 million in net proceeds, of which $33.1 million was used to fund the acquisition of the Tollway Crossing and CIGNA Plaza in Dallas, Texas, and $34 million was used to pay down the Company’s secured revolving credit facility, with the remaining proceeds used for general corporate purposes. As of December 31, 2003, the Company paid and accrued a total of $1,695,000 and $300,000 in preferred dividends, respectively.

13. SUBSEQUENT EVENTS.

On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering were used to pay down the Company’s revolving credit facility ($15 million) and the remainder was intended for general corporate purposes, including future acquisitions.

On January 12, 2004, the Company, through a newly formed subsidiary DownREIT limited partnership called Koger BFC, Ltd., acquired all of the partnership interests in Broward Financial Center (“BFC”) in downtown Fort Lauderdale, Florida in a joint venture with an affiliate of Investcorp, for approximately $60.1 million. KE has a 30% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were owned by entities in which the Company’s Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of the Company’s board of directors and finance committee without the participation of Mr. Crocker. Investcorp, as the joint venture partner acquiring 70% of the economic interests, played a substantial role in negotiating the purchase. The Company acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units will be entitled to receive quarterly distributions equivalent to the quarterly dividend declared on the Company’s common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of the Company’s common stock at the time of redemption and the average per share closing price of the Company’s common stock for the thirty trading days preceding the redemption) or, at the Company’s option, shares of the Company’s common stock (one share of the Company’s common stock per Unit). The Company’s total investment in this joint venture is $5.1 million including closing costs and fees.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD

ENDED DECEMBER 31, 2003

On January 27, 2004, the Company acquired Atlantic Center Plaza in Atlanta, Georgia for a purchase price of $116.5 million plus closing and other costs. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.12% at December 31, 2003) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR (1.12% at December 31, 2003) plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds from its January 2004 common stock offering.

14. INTERIM FINANCIAL INFORMATION (UNAUDITED).

Selected quarterly information for the two years in the period ended December 31, 2003 is presented below (in thousands except per share amounts):

Quarters Ended	Total Rental Revenues	Total Operating Revenues	Net Income	Diluted Earnings Per Share
March 31, 2002	$30,595	$31,386	$5,151	$.24
June 30, 2002	31,855	32,818	4,337.20
September 30, 2002	31,836	32,675	4,394.21
December 31, 2002	32,065	32,873	2,541.12
March 31, 2003	36,280	36,490	4,271.20
June 30, 2003	35,964	36,090	3,450.16
September 30, 2003	35,163	35,163	3,290.15
December 31, 2003	38,664	38,664	3,685.17

SCHEDULE II

KOGER EQUITY, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(In Thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
2003
Allowance for uncollectible accounts	$1,280	$476	$0	$817	(a)	$939

2002
Allowance for uncollectible accounts	$1,114	$445	$0	$279	(a)	$1,280

2001
Allowance for uncollectible accounts	$584	$1,448	$0	$918	(a)	$1,114

(a)	Receivable balances which were determined to be uncollectible and written-off in the applicable year.

Schedule III

KOGER EQUITY, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

(in thousands)

	INITIAL COST		COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION		TOTAL COST
CENTER/LOCATION	LAND	BLDGS & IMPROV.	IMPROVE- MENTS	CARRYING COSTS	LAND	BLDGS & IMPROV.	(b)(c) TOTAL	(d) ACCUM. DEPR.	(a) MORT- GAGES	DATE ACQUIRED	DEPRECIABLE LIFE
OPERATING REAL ESTATE:
ATLANTA CHAMBLEE	$14,667	$68,712	$22,002	$0	$14,667	$90,714	$105,381	$33,955	$0	1988 - 2001	3 - 40 YRS.
ATLANTA GWINNETT	3,100	21,392	3,883	0	3,100	25,275	28,375	5,190	10,241	1993 - 2000	3 - 39 YRS.
ATLANTA MCGINNIS PARK	3,315	15,398	0	0	3,315	15,398	18,713	0	978	2003	3 - 40 YRS.
ATLANTA PERIMETER	2,785	18,407	2,474	0	2,785	20,881	23,666	3,799	6,897	1997	3 - 39 YRS.
ATLANTA THREE RAVINIA	6,960	118,390	675	0	6,960	119,065	126,025	5,930	85,000	2002	3 - 39 YRS.
CHARLOTTE UNIVERSITY	3,132	20,007	441	0	3,132	20,448	23,580	2,214	0	1999	3 - 39 YRS.
CHARLOTTE VANGUARD	5,136	48,019	(1,626)	0	4,512	47,017	51,529	7,777	20,059	1998	3 - 40 YRS.
CORPORATE	0	760	0	0	0	760	760	122	0	2003	3 - 40 YRS.
DALLAS CIGNA PLAZA	2,809	12,112	0	0	2,809	12,112	14,921	94	0	2003	3 - 40 YRS.
DALLAS TOLLWAY CROSSING	3,195	14,486	0	0	3,195	14,486	17,681	113	0	2003	3 - 40 YRS.
HOUSTON POST OAK	12,400	90,662	2,394	0	12,400	93,056	105,456	2,744	77,000	2002	3 - 39 YRS.
JACKSONVILLE BAYMEADOWS	10,514	39,250	4,634	0	10,514	43,884	54,398	11,209	32,360	1993 - 1998	3 - 40 YRS.
JACKSONVILLE JTB	5,554	35,151	3,281	0	5,554	38,432	43,986	5,696	16,678	1997 - 2001	3 - 39 YRS.
MEMPHIS GERMANTOWN	8,472	38,559	8,838	0	8,472	47,397	55,869	15,676	23,283	1988 - 2000	3 - 40 YRS.
ORLANDO CENTRAL	8,092	29,825	13,128	0	8,092	42,953	51,045	20,066	25,222	1988 - 1993	3 - 40 YRS.
ORLANDO LAKE MARY	5,506	35,523	431	0	5,506	35,954	41,460	3,881	12,238	1999	3 - 39 YRS.
ORLANDO UNIVERSITY	5,780	27,063	5,888	0	5,780	32,951	38,731	9,088	19,866	1990 - 2001	3 - 40 YRS.
RICHMOND PARAGON	1,422	15,144	2,058	0	1,422	17,202	18,624	3,535	0	1998	3 - 39 YRS.
ST. PETERSBURG	7,135	36,020	12,131	0	7,135	48,151	55,286	18,104	26,605	1988 - 2000	3 - 40 YRS.
TALLAHASSEE	10,624	59,536	12,757	0	10,623	72,294	82,917	27,943	37,289	1988 - 1997	3 - 40 YRS.

SUBTOTALS	120,598	744,416	93,389	0	119,973	838,430	958,403	177,136	393,716
FURNITURE & EQUIPMENT	0	3,320	279	0	0	3,599	3,599	2,433	0		3 - 15 YRS.
IMPROVEMENTS IN PROGRESS	0	0	0	0	0	0	0	0	0

TOTAL OPERATING REAL ESTATE	120,598	747,736	93,668	0	119,973	842,029	962,002	179,569	393,716

UNIMPROVED LAND:
ATLANTA GWINNETT	3,945	0	0	0	3,945	0	3,945	0	0	1993
ATLANTA MCGINNIS PARK	980	0	0	0	980	0	980	0	0	2003
BIRMINGHAM COLONNADE	4,886	0	0	0	4,886	0	4,886	0	0	1998
CHARLOTTE VANGUARD	1,516	0	0	0	1,516	0	1,516	0	0	1998
COLUMBIA SPRING VALLEY	76	0	0	0	76	0	76	0	0	1993
GREENSBORO WENDOVER	680	0	0	0	680	0	680	0	0	1993
GREENVILLE PARK CENTRAL	409	0	0	0	409	0	409	0	0	1997
ORLANDO CENTRAL	817	0	0	0	817	0	817	0	0	1989
ST. PETERSBURG	707	0	0	0	707	0	707	0	0	1993

TOTAL UNIMPROVED LAND	14,016	0	0	0	14,016	0	14,016	0	0

TOTAL	$134,614	$747,736	$93,668	$0	$133,989	$842,029	$976,018	$179,569	$393,716

Schedule III

KOGER EQUITY, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

(in thousands)

(a)	At December 31, 2003, the outstanding balance of mortgages payable was $393,716. In addition, the Company has a secured revolving credit facility with variable interest rates which is collateralized by mortgages on a pool of buildings. At December 31, 2003, the outstanding balance of the secured revolving credit facility was $15,000.

(b)	Aggregate cost basis for Federal income tax purposes was $1,098,093,000 at December 31, 2003.

(c)	Reconciliation of total real estate carrying value for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002		2001
Balance at beginning of year	$910,984	$677,141		$974,906
Acquisitions and construction (net of fair value of acquired leases)	50,796	228,930		2,701
Improvements	15,701	11,593		16,073
Sale of unimproved land	(991)	(29)		(120)
Sale or disposition of operating real estate	(472)	(6,651	) (1)	(316,419)

Balance at close of year	$976,018	$910,984		$677,141

(1)	Includes a carrying value reduction of approximately $6.3 million made to the assets of KVP as part of the Company’s acquisition of the remaining limited partnership units of KVP. This reduction represents payments made to the former limited partners of KVP in excess of their capital accounts.

(d)	Reconciliation of accumulated depreciation for the years ended December 31, 200 3, 2002 and 2001 is as follows:

	2003	2002	2001
Balance at beginning of year	$149,830	$123,999	$155,817
Depreciation expense:
Operating real estate	29,546	25,889	32,261
Furniture and equipment	469	546	496
Sale or disposition of operating real estate	(276)	(604)	(64,575)

Balance at close of year	$179,569	$149,830	$123,999

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about directors and executive officers of the Company is contained in the Company’s 2004 Proxy Statement (the”2004 Proxy Statement”) and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the 2004 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed “Information About Koger Equity Common Stock Ownership” of the 2004 Proxy Statement. The beneficial ownership of common stock of all directors of the Company is incorporated by reference to the section headed “Election of Directors” contained in the 2004 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to Item 1. “Business,” 2. “Properties,” 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Transactions With Related Parties” to the Notes to Consolidated Financial Statements contained in this Report and to the heading “Certain Relationships and Transactions” contained in the 2004 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services is incorporated herein by reference to the section headed “Auditors’ Fees and Pre-Approval Policies” in the 2004 Proxy Statement .

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	See “Item 8—Financial Statements and Supplementary Data - Index to Consolidated Financial Statements and Financial Statement Schedules” for a list of the financial statements included in this report.

(2)	The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 54 through 56 in this Form.

(b)	Reports on Form 8-K:

On October 22, 2003, the Company filed a Form 8-K (dated October 22, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of the Company’s quarterly conference call to discuss third quarter 2003 financial results and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated October 22, 2003.

On November 10, 2003, the Company filed a Form 8-K (dated November 4, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly and nine months results for the period ended September 30, 2003, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated November 4, 2003, and related Supplemental Information, dated September 30, 2003.

On November 14, 2003, the Company filed a Form 8-K (dated November 11, 2003) reporting under Item 9, Regulation FD Disclosure, the announcement that its Board of Directors had declared quarterly dividends and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated November 11, 2003.

On November 21, 2003, the Company filed a Form 8-K/A (dated September 11, 2003) amending Form 8-K filed on September 15, 2003 (dated September 11, 2003), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of Tollway Crossing (formerly known as the Rosemeade Building) and CIGNA Plaza properties in Dallas, Texas, and including under Item 7, Financial Statements and Exhibits, (a) Financial Statements of real estate acquired, (b) pro forma financial information, and (c) the Koger Equity, Inc. News Release, dated August 4, 2003, incorporated by reference.

(c)	The following exhibits are filed as part of this report:

Number	Description
3.1	Amended and Restated Articles of Incorporation of Koger Equity, Inc., dated May 18, 2000, as amended by Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 9, 2003*

3.2	Koger Equity, Inc. By Laws, as Amended and Restated on February 17, 2000 (1)

4.1	Koger Equity, Inc. Rights Agreement (the “Rights Agreement”) dated as of September 30, 1990 between the Company and Wachovia Bank and Trust Company, N.A. as Rights Agent (“Wachovia”) (2)

4.2	First Amendment to the Rights Agreement, dated as of March 22, 1993, between the National Bank of North Carolina, as Rights Agent (“First Union”) (3)

4.3	Second Amendment to the Rights Agreement, dated as of December 21, 1993, between the Company and First Union (4)

4.4	Third Amendment to Rights Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and First Union (5)

4.5	Fourth Amendment to Rights Agreement, dated as of February 27, 1997, between Koger Equity, Inc. and First Union (6)

Number	Description

4.6	Fifth Amendment to Rights Agreement, dated as of November 23, 1999, between Koger Equity, Inc. and Norwest Bank Minnesota, National Association, as successor Rights Agent (7)

4.7	Sixth Amendment to Rights Agreement, dated as of August 17, 2000, between Koger Equity, Inc. and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent (8)

4.8	Seventh Amendment to the Rights Agreement between Koger Equity, Inc. and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent (9)

10.1	Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan (10)

10.2	Form of Stock Option Agreement pursuant to Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan (10)

10.3	Form of Amendment to Stock Option Agreement pursuant to Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan (11)

10.4	Koger Equity, Inc. 1993 Stock Option Plan (12)

10.5	Form of Stock Option Agreement pursuant to Koger Equity, Inc. 1993 Stock Option Plan (13)

10.6	Form of Amendment to Stock Option Agreement pursuant to Koger Equity, Inc. 1993 Stock Option Plan (11)

10.7	Koger Equity, Inc. 1996 Stock Option Plan (11)

10.8	Form of Stock Option Agreement pursuant to Koger Equity, Inc. 1996 Stock Option Plan (11)

10.9	Form of Koger Equity, Inc. Restricted Stock Award effective as of May 1, 1999 (14)

10.10	Koger Equity, Inc. 1998 Equity and Cash Incentive Plan, as Amended and Restated (15)

10.11	Stock Option Agreement between Koger Equity, Inc. and Thomas J. Crocker, dated as of February 17, 2000 (16)

10.12	License Agreement, dated as of July 28, 1995, between Koger Equity, Inc. and Koger Realty Services, Inc. (17)

10.13	Amended and Restated Supplemental Executive Retirement Plan, effective as of May 20, 1999 (14)

10.14	Form of Indemnification Agreement between Koger Equity, Inc. and its Directors and certain of its officers (18)

10.15	Employment Agreement between Koger Equity, Inc. and Thomas J. Crocker, effective January 1, 2002 (8-K filed 1/5/2004) (19)

10.16	Employment Agreement between Koger Equity, Inc. and Thomas C. Brockwell effective January 1, 2002 (8-K filed1/5/2004) (19)

10.17	Promissory Note (No Recourse Note), dated as of February 17, 2000, executed by Thomas J. Crocker as maker in favor of Koger Equity, Inc. as lender (16)

10.18	Promissory Note (25% Recourse Note), dated as of February 17, 2000, executed by Thomas J. Crocker as maker in favor of Koger Equity, Inc. as lender (16)

10.19	Stock Pledge Security Agreement between Koger Equity, Inc. and Thomas J. Crocker dated as of February 17, 2000 (16)

10.20	Stock Purchase and Loan Agreement between Thomas J. Crocker and Koger Equity, Inc., dated as of February 17, 2000 (16)

10.21	Promissory Note (No Recourse Note), dated as of February 17, 2000, executed by Robert E. Onisko as maker in favor of Koger Equity, Inc. as lender (16)

Number	Description

10.22	Promissory Note (25% Recourse Note), dated as of February 17, 2000, executed by Robert E. Onisko as maker in favor of Koger Equity, Inc. as lender (16)

10.23	Stock Pledge Security Agreement between Koger Equity, Inc. and Robert E. Onisko, dated as of February 17, 2000 (16)

10.24	Stock Purchase and Loan Agreement between Robert e. Onisko and Koger Equity, Inc. dated as of February 17, 2000 (16)

10.25	Loan Application, dated July 29, 1996, by Koger Equity, Inc. to The Northwestern Mutual Life Insurance Company (20)

10.26	Master Loan Agreement, made as of December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)

10.27	Koger Equity, Inc. Tranche A Promissory Note, dated December 16, 1996, in the principal amount of $100,500,000 payable to The Northwestern Mutual Life Insurance Company (20)

10.28	Koger Equity, Inc. Tranche B Promissory Note, dated December 16, 1996, in the principal amount of $89,500,000 payable to The Northwestern Mutual Life Insurance Company (20)

10.29	Koger Equity, Inc. Tranche C Promissory Note, dated September 2, 1999, in the principal amount of $14,700,000 payable to The Northwestern Mutual Life Insurance Company (22)

10.30	Koger Equity, Inc. Tranche D Promissory Note, dated September 2, 1999, in the principal amount of $30,000,000 payable to The Northwestern Mutual Life Insurance Company (22)

10.31	First Amendment of Tranche B Promissory Note, dated August 11, 2000, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (1)

10.32	Third Amendment to Tranche A Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)

10.33	Second Amendment to Tranche B Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)

10.34	First Amendment to Tranche C Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)

10.35	First Amendment to Tranche D Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)

10.36	Consolidation, Amendment and Restatement of Mortgage and Security Agreement and Spreader Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Orange County, Florida (21)

10.37	Consolidation, Amendment and Restatement of Mortgage and Security Agreement and Spreader Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Pinellas County, Florida (21)

10.38	Consolidation, Amendment and Restatement of Mortgage and Security Agreement and Spreader Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Duval County, Florida (21)

10.39	Consolidation, Amendment and Restatement of Mortgage and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Leon County, Florida (21)

10.40	Consolidation, Amendment and Restatement of Deed of Trust and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and Robert J. Pinstein (“Trustee”), and The Northwestern Mutual Life Insurance Company, for Shelby County, Tennessee (21)

Number	Description

10.41	Amendment and Restatement of IDB Deed of Trust and Security Agreement, dated December 6, 2001, between The Industrial Development Board of the City of Memphis and County of Shelby, Koger Equity, Inc. and Robert J. Pinstein and The Northwestern Mutual Life Insurance Company, for Shelby County, Tennessee (21)

10.42	Amendment and Restatement of Leasehold Deed of Trust and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and Robert J. Pinstein, and The Northwestern Mutual Life Insurance Company, for Shelby County, Tennessee (21)

10.43	Mortgage and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Seminole County, Florida (21)

10.44	Deed to Secure Debt and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for DeKalb County, Georgia (21)

10.45	Deed to Secure Debt and Security Agreement, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Gwinnett County, Georgia (21)

10.46	Consolidation and Amendment of Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Orange County, Florida (21)

10.47	Consolidation and Amendment of Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Pinellas County, Florida (21)

10.48	Consolidation and Amendment of Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Duval County, Florida (21)

10.49	Consolidation and Amendment of Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Leon County, Florida (21)

10.50	Consolidation and Amendment of Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Shelby County, Tennessee (21)

10.51	Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Seminole County, Florida (21)

10.52	Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for DeKalb County, Georgia (21)

10.53	Absolute Assignment of Leases and Rents, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company, for Gwinnett County, Georgia (21)

10.54	The Revolving Credit Loan Agreement dated as of December 28, 2001 among Koger Equity, Inc. and Fleet National Bank, as Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, and the lenders named therein (the “Fleet Lenders”) (23)

10.55	First Amendment to Revolving Credit Loan Agreement (the “Fleet Credit Loan Agreement”) among Koger Equity, Inc. and Fleet National Bank, as Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, and Commerzbank AG, New York and Grand Cayman Branches, as Documentation Agent, and The Lenders Party Hereto, dated as of April 5, 2002 (24)

Number	Description

10.56	Second Amendment to Fleet Credit Loan Agreement Among Koger Equity, Inc. and Fleet National Bank, as Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, and Commerzbank AG, New York and Grand Cayman Branches, as Documentation Agent, and The Lenders Party Hereto, dated as of June 10, 2002 (25)

10.57	Third Amendment to Fleet Credit Loan Agreement Among Koger Equity, Inc. and Fleet National Bank, as Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, Compass Bank, Commerzbank AG, New York and Grand Cayman Branches, as Documentation Agent, and Comerica Bank, dated as of December 16, 2002 (the “Agreement”) (26)

10.58	The Revolving Credit Note dated January 8, 2002 issued by Koger Equity, Inc. to Fleet National Bank in the principal amount of up to $55,000,000 (23)

10.59	The Revolving Credit Note dated December 28, 2001 issued by Koger Equity, Inc. to Wells Fargo Bank, National Association, in the principal amount of up to $40,000,000 (23)

10.60	The Revolving Credit Note dated December 28, 2001 issued by Koger Equity, Inc. to Compass Bank, an Alabama banking corporation, in the principal amount of up to $20,000,000 (23)

10.61	The Revolving Credit Note dated January 8, 2002 issued by Koger Equity, Inc. to Comerica Bank in the principal amount of up to $10,000,000 (23)

10.62	The Swingline Note dated December 28, 2001 issued by Koger Equity, Inc. to Fleet National Bank in the principal amount of up to $2,500,000 (23)

10.63	The Deed to Secure Debt and Security Agreement dated as of December 28, 2001 relating to that portion of the Collateral located in the State of Georgia granted by Koger Equity, Inc. to, and in favor of, the Fleet Lenders (23)

10.64	The Deed of Trust and Security Agreement dated as of December 28, 2001 relating to that portion of the Collateral located in the State of North Carolina granted by Koger Equity, Inc. to, and in favor of, the Fleet Lenders (23)

10.65	The Mortgage and Security Agreement dated as of December 28, 2001 relating to that portion of the Collateral located in the State of Florida granted by Koger Equity, Inc. to, and in favor of, the Fleet Lenders (23)

10.66	The Assignment of Leases and Rents dated as of December 28, 2001 relating to that portion of the Collateral located in the State of Georgia granted by Koger Equity, Inc. to, and in favor of, the Fleet Lenders (23)

10.67	The Assignment of Leases and Rents dated as of December 28, 2001 relating to that portion of the Collateral located in the State of North Carolina granted by Koger Equity, Inc. to, and in favor of, the Fleet Lenders (23)

10.68	The Assignment of Leases and Rents dated as of December 28, 2001 relating to that portion of the Collateral located in the State of Florida granted by Koger Equity, Inc. to, and in favor of, the Fleet Lenders (23)

10.69	Deed to Secure Debt and Security Agreement, dated as of June 10, 2002, between Koger Ravinia, LLC and Fleet National Bank, a national banking association (26)

10.70	Guaranty, dated as of June 10, 2002, by Koger Ravinia, LLC of debt of Koger Equity, Inc. in favor of Fleet National Bank, a national banking association, and others (25)

10.71	Assignment of Leases and Rents, dated as of June 10, 2002, by Koger Ravinia, LLC to Fleet National Bank, a national banking association, and others (25)

10.72	Revolving Credit Note, dated December 16, 2002 in the principal amount of up to $50,000,000 executed and delivered in connection with the Fleet Credit Loan Agreement (26)

Number	Description

10.73	Revolving Credit Note, dated December 16, 2002 in the principal amount of up to $50,000,000 executed and delivered in connection with the Fleet Credit Loan Agreement (26)

10.74	Management Agreement, dated June 16, 2000, between Koger Equity, Inc. and Crocker Realty Trust, L.P., a Delaware limited partnership (27)

10.75	Purchase and Sale Agreement by and among Koger Equity, Inc., as Seller, and AREIF II Realty Trust, Inc., a Maryland corporation, as Buyer, dated as of August 23, 2001 (28)

10.76	Amended and Restated Agreement of Limited Partnership of Koger-Vanguard Partners, L.P., dated as of October 22, 1998, between Koger Equity, Inc. as General Partner and certain persons as Limited Partners of Koger-Vanguard Partners, L.P. (29)

10.77	Deed to Secure Debt, Security Agreement and Fixture Filing dating as of December 17, 2002 by Koger Ravinia, LLC, as Grantor, to Metropolitan Life Insurance Company, as Grantee (30)

10.78	Promissory Note dated December 17, 2002 between Koger Ravinia, LLC, and Metropolitan Life Insurance Company, in the principal amount of $85,000,000 (30)

10.79	Assignment of Leases dated December 17, 2002 relating to that portion of the Collateral, granted by Koger Ravinia, LLC, to, and in favor of, the Metropolitan Life Insurance Company (30)

10.80	Guaranty Agreement dated December 17, 2002, by Koger Equity, Inc. for benefit of Metropolitan Life Insurance Company (30)

10.81	Subordination of Management/Lease Agreement to Deed dated December 17, 2002, by Koger Equity, Inc (30)

10.82	Assignment and Security Agreement dated December 17, 2002, between Koger Ravinia, LLC, and Metropolitan Life Insurance Company (30)

10.83	Loan Agreement, dated as of December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc.*

10.84	Promissory Note dated December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc. in the principal sum of $77,000,000*

10.85	Deed of Trust and Security Agreement, dated as of December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc.*

10.86	Assignment of Rents and Leases, dated as of December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc.*

10.87	Guaranty Agreement, dated as of December 6, 2002 between Koger Equity, Inc. and Column Financial, Inc.*

12.1	Statements re Computation of Ratios*

21	Subsidiaries of the Registrant*

23	Independent Auditors’ Consent*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended September 30, 2000
(2)	Incorporated by Reference to the Company’s Registration Statement on Form 8-A, dated October 3, 1990
(3)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended March 31, 1993
(4)	Incorporated by Reference to the Amendment on Form 8-A/A, dated December 21, 1993, to the Company’s Registration Statement on Form 8-A, dated October 3, 1990
(5)	Incorporated by Reference to the Amendment on Form 8-A/A, dated October 10, 1996 to the Company’s Registration Statement on Form 8-A, dated October 3, 1990
(6)	Incorporated by Reference to the Amendment on Form 8-A/A, dated March 17, 1997, to the Company’s Registration Statement on Form 8-A, dated October 3, 1990
(7)	Incorporated by Reference to the Amendment on Form 8-A/A, dated November 23, 1999, to the Company’s Registration Statement on Form 8-A, dated October 3, 1990
(8)	Incorporated by Reference to the Amendment on Form 8-A/A, dated August 17, 2000, to the Company’s Registration Statement on Form 8-A, dated January 28, 2000
(9)	Incorporated by Reference to the Amendment on Form 8-A/A, dated December 21, 2001, to the Company’s Registration Statement on Form 8-A, dated January 28, 2000
(10)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 1992
(11)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 1996
(12)	Incorporated by Reference to the Company’s Proxy Statement dated June 30, 1993
(13)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 1994
(14)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 1999
(15)	Incorporated by Reference to the Company’s Proxy Statement dated April 18, 2000
(16)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 2000
(17)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 1995
(18)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 1995
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated January 5, 2004, as filed with the Commission on January 5, 2004.
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 16, 1996, as filed with the Commission on March 10, 1997
(21)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 6, 2001, as filed with the Commission on March 21, 2002
(22)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated September 2, 1999, as filed with the Commission on November 17, 1999
(23)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 28, 2001, as filed with the Commission on February 28, 2002
(24)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated April 5, 2002, as filed with the Commission on June 6, 2002
(25)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated June 10, 2002, as filed with the Commission on June 21, 2002
(26)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 16, 2002, as filed with the Commission on January 29, 2003
(27)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 2000
(28)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated August 23, 2001, as filed with the Commission on August 27, 2001
(29)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated October 22, 1998, as filed with the Commission on December 31, 1998
(30)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 17, 2002, as filed with the Commission on January 16, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Koger Equity, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOGER EQUITY, INC.

By:	/s/ VICTOR A. HUGHES, JR.
Victor A. Hughes, Jr. Chairman of the Board

Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR A. HUGHES, JR. (VICTOR A. HUGHES, JR.)	Chairman of the Board	March 9, 2004

/s/ THOMAS J. CROCKER (THOMAS J. CROCKER)	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/s/ STEVEN A. ABNEY (STEVEN A. ABNEY)	Vice President, Finance (Principal Financial and Accounting Officer)	March 9, 2004

/s/ D. PIKE ALOIAN (D. PIKE ALOIAN)	Director	March 9, 2004

/s/ BENJAMIN C. BISHOP (BENJAMIN C. BISHOP)	Director	March 9, 2004

/s/ DAVID B. HILEY (DAVID B. HILEY)	Director	March 9, 2004

/s/ GEORGE F. STAUDTER (GEORGE F. STAUDTER)	Director	March 9, 2004

/s/ JAMES C. TEAGLE (JAMES C. TEAGLE)	Director	March 9, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Koger Equity, Inc., dated May 18, 2000, as amended by Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 9, 2003

10.83	Loan Agreement, dated as of December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc.

10.84	Promissory Note dated December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc. in the principal sum of $77,000,000

10.85	Deed of Trust and Security Agreement, dated as of December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc.

10.86	Assignment of Rents and Leases, dated as of December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc.

10.87	Guaranty Agreement, dated as of December 6, 2002 between Koger Equity, Inc. and Column Financial, Inc.

12.1	Statements re Computation of Ratios

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002