Form 10-Q
period 2004-03-31
KOGER EQUITY INC
filed 2004-05-05
CIK 835664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission File Number 1-9997

KOGER EQUITY, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2898045 (I.R.S. Employer Identification No.)

225 NE MIZNER BOULEVARD, SUITE 200 BOCA RATON, FLORIDA (Address of principal executive offices)	33432 (Zip Code)

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

Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at April 30, 2004 26,838,743 shares

KOGER EQUITY, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Koger Equity, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Koger Equity, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2004 and 2003, the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2004 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
May 4, 2004

KOGER EQUITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — See Independent Accountants’ Report)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Real Estate Investments:
Operating properties:
Land	$129,973	$119,973
Buildings	951,162	838,430
Furniture and equipment	3,672	3,599
Accumulated depreciation	(187,874)	(179,569)

Operating properties, net	896,933	782,433
Undeveloped land held for investment	10,975	10,975
Undeveloped land held for sale	3,041	3,041
Cash and cash equivalents	50,588	9,163
Restricted cash	12,681	11,114
Accounts receivable, net of allowance for uncollectible accounts of $1,188 and $939	17,703	16,236
Investment in unconsolidated affiliate	3,369	—
Other assets	14,193	15,239

TOTAL ASSETS	$1,009,483	$848,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and loans payable	$468,241	$408,716
Accounts payable	4,884	4,299
Accrued real estate taxes payable	4,864	1,853
Accrued liabilities — other	10,255	11,016
Dividends payable	9,693	7,824
Advance rents and security deposits	7,147	6,846

Total Liabilities	505,084	440,554

Minority interest	4,672	4,672

Shareholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; liquidation preference of $25 per share; 2,990,000 shares issued and outstanding	30	30
Common stock, $.01 par value; 100,000,000 shares authorized; 35,349,691 and 30,011,225 shares issued; 26,837,657 and 21,495,956 shares outstanding	354	300
Capital in excess of par value	649,787	546,968
Notes receivable from stock sales to related parties	(5,092)	(5,092)
Accumulated other comprehensive loss	(241)	(241)
Dividends in excess of net income	(13,553)	(7,405)
Treasury stock, at cost; 8,512,034 and 8,515,269 shares	(131,558)	(131,585)

Total Shareholders’ Equity	499,727	402,975

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,009,483	$848,201

See notes to unaudited condensed consolidated financial statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — See Independent Accountants’ Report)
(In thousands, except per share data)

	Three Months
	Ended March 31,
	2004	2003
Revenues
Rental and other rental services	$39,468	$36,280
Management fees	66	205
Other	—	5

Total operating revenues	39,534	36,490

Expenses
Property operations	15,536	13,349
Depreciation and amortization	9,220	8,456
General and administrative	2,844	2,943
Direct cost of management fees	—	86
Other	52	36

Total operating expenses	27,652	24,870

Operating Income	11,882	11,620

Other Income and Expense
Equity in earnings of unconsolidated affiliate	131	—
Interest Income	127	54
Mortgage and loan interest, including amortization of deferred loan costs of $374 and $357	(7,306)	(7,403)

Total other income and expense	(7,048)	(7,349)

Income Before Income Taxes	4,834	4,271
Income tax provision	—	—

Net Income	4,834	4,271
Dividends on preferred stock	(1,588)	—

Net Income Available to Common Shareholders	$3,246	$4,271

Earnings Per Share Available to Common Shareholders:
Basic	$0.12	$0.20

Diluted	$0.12	$0.20

Weighted Average Shares:
Basic	26,071	21,299

Diluted	26,524	21,327

See notes to unaudited condensed consolidated financial statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	Preferred Stock		Common Stock		Capital	Notes	Accumulated	Retained Earnings (Dividends		Total
					in Excess	Receivable	Other	In Excess		Share-
	Shares	Par	Shares	Par	of Par	from Stock	Comprehensive	Of Net	Treasury	holders’
	Issued	Value	Issued	Value	Value	Sales	Loss	Income)	Stock	Equity
BALANCE AT DECEMBER 31, 2003	2,990	$30	30,011	$300	$546,968	$(5,092)	$(241)	$(7,405)	$(131,585)	$402,975

Common stock sold			5,175	52	100,178				27	100,257
Options exercised			163	2	2,641					2,643
Dividends declared								(10,982)		(10,982)
Net Income								4,834		4,834

BALANCE AT MARCH 31, 2004	2,990	$30	35,349	$354	$649,787	$(5,092)	$(241)	$(13,553)	$(131,558)	$499,727

See notes to unaudited condensed consolidated financial statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — See Independent Accountants’ Report)
(In thousands)

	Three Months
	Ended March 31,
	2004	2003
OPERATING ACTIVITIES

Net income	$4,834	$4,271
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliate	(131)	—
Depreciation and amortization	9,220	8,456
Amortization of deferred loan costs	374	357
Provision for uncollectible accounts	282	51
Changes in assets and liabilities:
Increase in receivables and other assets	(1,332)	(146)
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	3,135	(711)

Net cash provided by operating activities	16,382	12,278

INVESTING ACTIVITIES

Property acquisitions	(118,107)	—
Tenant improvements to first generation space	(1,273)	(1,146)
Tenant improvements to second generation space	(973)	(1,253)
Building improvements	(2,392)	(661)
Deferred tenant costs	(647)	(573)
Additions to furniture and equipment	(73)	(168)
(Increase) decrease in restricted cash	(1,567)	149
Investment in unconsolidated affiliate	(3,238)	—

Net cash used in investing activities	(128,270)	(3,652)

FINANCING ACTIVITIES

Proceeds from exercise of stock options	2,643	67
Proceeds from sales of common stock	100,257	64
Proceeds from mortgages and loans	75,874	20,000
Principal payments on mortgages and loans payable	(16,349)	(20,038)
Dividends paid	(9,112)	(7,453)

Net cash provided by (used in) financing activities	153,313	(7,360)

Net increase (decrease) in cash and cash equivalents	41,425	1,266
Cash and cash equivalents — beginning of period	9,163	4,627

Cash and cash equivalents — end of period	$50,588	$5,893

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for interest	$6,776	$6,679

Cash paid during the period for income taxes	$5	$—

Non cash item-issuance of limited partner units for real estate acquisitions	$2,041	$—

See notes to unaudited condensed consolidated financial statements.

KOGER EQUITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003
(Unaudited — See Independent Accountants’ Report)

     1. BASIS OF PRESENTATION. The condensed consolidated financial statements have been prepared by Koger Equity, Inc. (the “Company” or “KE”). All material intercompany transactions and accounts have been eliminated in consolidation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Form 10-K Annual Report for the year ended December 31, 2003. The accompanying balance sheet at December 31, 2003 has been derived from the audited financial statements at that date and is condensed.

All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to the current year presentation. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for future periods or for the full year.

     New Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS No. 145 has not had a material impact on its condensed consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s transition provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 effective January 1, 2003. The Company’s adoption of SFAS No. 148 has not had a material impact on its condensed consolidated financial statements.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The Company adopted FASB No. 150 effective July 1, 2003. The Company’s adoption of FASB No. 150 has not had a material impact on its condensed consolidated financial statements.

     2. ORGANIZATION. Koger Equity, Inc. (“KE”), a Florida corporation, was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. KE is a self-administered and self-managed real estate investment trust (a “REIT”) and its common stock is listed on the New York Stock Exchange under the ticker symbol “KE.” As of March 31, 2004, KE owned or had interests in 130 office buildings containing 10.2 million rentable square feet, primarily located within 19 suburban office projects and two urban centers in 11 metropolitan areas in the Southeastern United States and Texas.

In addition to managing its own properties, the Company formerly provided asset management services to Crocker Realty Trust, a related party. The Company and Crocker Realty Trust terminated the asset management agreement on May 1, 2003.

     3. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company’s estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

The Company believes the following significant accounting policies affect the significant estimates and assumptions used in the preparation of its condensed consolidated financial statements:

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

     Impairment of Long-Lived Assets. The Company’s long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the quarter ended March 31, 2004, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

     Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For the quarters ended March 31, 2004 and 2003, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $1,249,000 and $1,295,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

The Company historically generated management fees and leasing commissions by providing on-site property management and leasing services to a limited number of third party owners. Management fees were generally earned monthly and were based on a percentage of the managed properties’ monthly rental and other operating revenues. Leasing commissions were earned when the Company, on behalf of the third party owner, negotiated or assisted in the negotiation of new leases, renewals and expansions of existing leases, and were generally based on a percentage of rents to be received under the initial term of the respective leases.

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

     Federal Income Taxes. The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a “REIT”). A corporate REIT is a legal entity that owns income-producing real property, and through distributions of income to its shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must, among other requirements, distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and will not be able to qualify as a REIT for four subsequent taxable years. Although Koger Realty Services, Inc. (“KRSI”), a taxable REIT subsidiary, is consolidated with the Company for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns.

     Stock Options. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. As a result, there were no stock options charged to income during the three months ended March 31, 2004 and 2003. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share.

	Three Months
	Ended March 31,
	2004	2003
Net income available to common shareholders — As reported	$3,246,000	$4,271,000
— Pro forma	3,278,000	4,058,000
Diluted earnings per share — As reported	$0.12	$0.20
— Pro forma	0.12	0.19

     Investment in Unconsolidated Affiliate. The Company accounts for an investment in an unconsolidated affiliate using the equity method of accounting as it does not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of the joint venture are not included in the Company’s balance sheet. This investment was recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

     Fair Value of Financial Instruments. The Company believes the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company’s mortgages and loans payable would be approximately $471.2 million at March 31, 2004.

     Fair Value of In-Place Leases. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 also requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded $274,000, $1,500,000, $272,000, and $228,000 of the estimated value of leases in place as part of its acquisitions of Three Ravinia, The Lakes on Post Oak, Tollway Crossing, and CIGNA Plaza, respectively. The Company intends to amortize these intangible assets on a straight-line basis over the remaining term of the existing leases, which usually averages 4 to 5 years. The Company is currently evaluating any other intangible assets that may have arisen resulting from its acquisition of Atlantic Center Plaza and McGinnis Park.

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

     4. STATEMENTS OF CASH FLOWS. On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering ($100.2 million) were used to pay down the Company’s revolving credit facility ($15 million), fund a portion of the Atlantic Center Plaza acquisition, with the remainder intended for general corporate purposes, including future acquisitions.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.10% at March 31, 2004) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds ($40.5 million) from its January 2004 common stock offering.

     5. EARNINGS PER SHARE. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares underlying the options had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

For the three months ended March 31, 2004 and 2003, earnings per common share is calculated as follows (in thousands except per share data):

	Three Months
	Ended March 31,
	2004	2003
EARNINGS PER COMMON AND DILUTIVE
POTENTIAL COMMON SHARE:
Net Income available to common shareholders	$3,246	$4,271

Shares:
Weighted average number of common shares outstanding – Basic	26,071	21,299

EARNINGS PER SHARE – BASIC	$0.12	$0.20

Shares:
Weighted average number of common shares outstanding – Basic	26,071	21,299
Effect of dilutive securities (a):
Stock options	453	28

Adjusted weighted average common shares – Diluted	26,524	21,327

EARNINGS PER SHARE – DILUTED	$0.12	$0.20

(a)	Shares issuable were derived using the “Treasury Stock Method” for all dilutive potential shares. As of March 31, 2004, the Company excluded approximately 400,000 antidilutive stock options from the above calculation.

     6. MORTGAGES AND LOANS PAYABLE. At March 31, 2004, the Company had $468,241,000 of loans outstanding, which are collateralized by mortgages on the Company’s operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

Year Ending December 31,
2004	$81,282
2005	6,112
2006	99,580
2007	98,098
2008	89,606
Subsequent Years	93,563

Total	$468,241

In January 2004, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million (all of which was outstanding on March 31, 2004) with Metropolitan Life, Inc. (“MetLife”), which is secured by the Company’s Atlantic Center Plaza property. The loan bears interest at the LIBOR rate (the LIBOR contract rate was 1.10% as of March 31, 2004) + 160 basis points and matures on December 1, 2006. This indebtedness is collateralized by property with a carrying value of approximately $117.6 million at March 31, 2004.

     7. DIVIDENDS. The Company paid quarterly dividends on its common stock of $0.35 per share on February 5, 2004, to shareholders of record on December 31, 2003. During the quarter ended March 31, 2004, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.35 per share payable on May 6, 2004, to shareholders of record on March 31, 2004. On February 26, 2004, the Company’s Board of Directors declared a dividend on its preferred stock of $0.53125 per share paid on March 15, 2004, to shareholders of record on March 1, 2004. This preferred dividend covered the period December 15, 2003 through March 14, 2004.

     8. SEGMENT REPORTING. The Company operates in one business segment, the ownership and management of commercial real estate. The Company’s primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. As of March 31, 2004, all of the Company’s operations were located in the Southeastern United States and Texas.

     9. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company’s plan (the “Repurchase Plan”) to repurchase up to 2.65 million shares of common stock (the “Shares”), the Company entered into an agreement to, from time to time, loan to Mr. Thomas J. Crocker, Chief Executive Officer, and Mr. Robert E. Onisko, former Chief Financial Officer (collectively, the “Officers”), certain amounts in connection with their purchase of up to 500,000 shares and 150,000 shares, respectively, of the Company’s common stock (collectively the “Loan Stock”). For Loan Stock purchases consummated pursuant to the Company’s 1998 Equity and Cash Incentive Plan, the Company has agreed to advance up to 100% of the purchase price of the shares. For Loan Stock purchases consummated in the open market or pursuant to the Repurchase Plan, the Company has agreed to advance up to 50% of the purchase price of the shares. Each Officer’s loans are collateralized by any Loan Stock purchased by such Officer. Aside from an Officer’s equity interest in Loan Shares, the Company has limited or no personal recourse against an Officer for the principal amount of any loan. The Officers are personally obligated to make any and all interest payments. Each loan bears interest at 150 basis points over the applicable LIBOR rate, which interest is payable quarterly. The outstanding principal amount of each loan and all accrued but unpaid interest is due on the earlier of (i) February 17, 2010 or (ii) the second anniversary of the Officer’s termination by the Company for cause. As of March 31, 2004, Mr. Crocker had purchased 320,370 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $3,800,000. As of March 31, 2004, Mr. Onisko has purchased 102,490 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $1,292,000. The Company has no discretion or termination right under these agreements since the Company’s loans to Mr. Crocker and Mr. Onisko were made under the terms of a contract which precedes the Sarbanes-Oxley Act.

     10. COMMON STOCK. On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering were used to pay down the Company’s revolving credit facility ($15 million) and fund a portion of the acquisition of Atlantic Center Plaza ($40.5 million), with the remainder intended for general corporate purposes, including future acquisitions.

     11. SUBSEQUENT EVENTS. On April 2, 2004, the Company acquired four properties, including two Class A office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two office buildings aggregate approximately 155,000 square feet of rentable space and were 92% occupied at the date of acquisition. The undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The funds required for this acquisition were provided by the proceeds from the Company’s January 2004 common stock offering.

On April 21, 2004, the Company amended and extended the loan agreement governing its $75.9 million loan with MetLife assumed in connection with the acquisition of Atlantic Center Plaza. As part of the amendment, the existing variable interest rate (LIBOR plus 160 basis points) will remain in place until December 31, 2004 and the Company will draw an additional $4.1 million prior to December 31, 2004. Effective January 1, 2005, the rate will be fixed at 5.49% until December 31, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Estimates and certain other matters discussed in this press release may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Koger Equity, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions; there can be no assurance that its expectations will be attained. Certain factors that could cause actual results to differ materially from the Company’s expectations are set forth as risk factors in the Company’s SEC reports and filings, including its annual report on Form 10-K. Included among these factors are changes in general economic conditions, including changes in the economic conditions affecting industries in which its principal tenants compete; its ability to timely lease or re-lease space at current or anticipated rents to creditworthy tenants; its ability to achieve economies of scale over time; the demand for tenant services beyond those traditionally provided by landlords; changes in interest rates; changes in operating costs; its ability to attract and retain high-quality personnel at a reasonable cost in a highly competitive labor environment; future demand for its debt and equity securities; its ability to refinance its debt on reasonable terms at maturity; and its ability to complete current and future development projects on schedule and on budget. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements contained or incorporated by reference herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On September 11, 2003, the Company acquired Tollway Crossing and CIGNA Plaza in Dallas, Texas for approximately $33.1 million. The properties are comprised of two office buildings which contain approximately 280,000 square feet of rentable space. The funds required for this acquisition were provided by the proceeds from the Company’s September 10, 2003 preferred stock issuance. As of March 31, 2004, Tollway Crossing and CIGNA Plaza were 100% and 92% occupied, respectively.

On December 30, 2003, the Company completed acquired a 75% interest in a joint venture agreement with Triangle W/Development to acquire two mid-rise office buildings encompassing 202,279 square feet and 8.5 acres of undeveloped land suitable for development located in the McGinnis Park office complex in Atlanta, Georgia. The Company contributed approximately $13.9 million to pay off an existing mortgage plus an additional amount for closing costs and working capital, funded from its secured line of credit. The joint venture assumed an existing mortgage on the undeveloped land of approximately $978,000. As of March 31, 2004, the two McGinnis Park office buildings were 52% leased.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. As of March 31, 2004, approximately 88% of the property’s rentable space was leased. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.10% at March 31, 2004) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds from its January 2004 common stock offering.

OFF-BALANCE SHEET ARRANGEMENTS

On January 12, 2004, the Company, through a newly formed subsidiary DownREIT limited partnership called Koger BFC, Ltd., acquired all of the partnership interests in Broward Financial Center (“BFC”) in downtown Fort Lauderdale, Florida, in a joint venture with an affiliate of Investcorp Properties Limited of New York (“Investcorp”), for approximately $60.1 million. BFC is a single building comprised of approximately 326,000 rentable square feet. KE has a 30% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were owned by entities in which the Company’s Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of the Company’s board of directors and finance committee without the participation of Mr. Crocker. Investcorp, as the joint venture partner acquiring 70% of the economic interests, played a substantial role in negotiating the purchase. The Company acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units will be entitled to receive quarterly distributions equivalent to the quarterly dividend declared on the Company’s common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of the Company’s common stock at the time of redemption and the average per share closing price of the Company’s common stock for the thirty trading days preceding the redemption) or, at the Company’s option, shares of the Company’s common stock (one share of the Company’s common stock per Unit). The Company’s total investment in this joint venture is $5.3 million including closing costs and fees. The Company accounts for this investment using the equity method of accounting as it does not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of this joint venture are not included in the Company’s balance sheet.

RECENT DEVELOPMENTS

On April 2, 2004, the Company acquired four properties, including two Class “A” office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two office buildings aggregate approximately 155,000 square feet of rentable space and were 92% occupied at the date of acquisition.The undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The funds required for this acquisition were drawn from proceeds from the Company’s January 2004 common stock offering.

On April 21, 2004, the Company amended and extended the loan agreement governing its $75.9 million loan with MetLife assumed in connection with the acquisition of Atlantic Center Plaza. As part of the amendment, the existing variable interest rate (LIBOR plus 160 basis points) will remain in place until December 31, 2004 and the Company will draw an additional $4.1 million prior to December 31, 2004. Effective January 1, 2005, the rate will be fixed at 5.49% until December 31, 2014.

RESULTS OF OPERATIONS

Rental and other rental services revenues totaled $39,468,000 for the quarter ended March 31, 2004, compared to $36,280,000 for the quarter ended March 31, 2003. This increase resulted primarily from revenues resulting from the acquisition of Atlantic Center Plaza in January 2004 ($2,520,000 for the quarter ended March 31, 2004), and CIGNA Plaza and Tollway Crossing in September 2003 ($909,000 and $1,003,000 for the quarter ended March 31, 2004, respectively). The effect of this increase was partially offset by a decrease in rental revenues from the Company’s existing portfolio of $1,231,000 for the quarter ended March 31, 2004 as compared to the same period in 2003. At March 31, 2004, the Company’s buildings were on average 80 percent occupied with an average rental rate of $17.81 per rentable square foot. At March 31, 2003, the Company’s buildings were on average 81 percent occupied with an average rental rate of $17.15 per rentable square foot.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. Property operations expense increased $2,187,000 for the three months ended March 31, 2004, compared to the same period in 2003. This increase was due primarily to operations expense resulting from the acquisition of Atlantic Center Plaza in January 2004 ($1,040,000 for the quarter ended March 31, 2004), McGinnis Park in December 2003 ($180,000 for the quarter ended March 31, 2004) and CIGNA Plaza and Tollway Crossing in September 2003 ($253,000 and $374,000 for the quarter ended March 31, 2004, respectively).

The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

		Percent of
		Rental and Other
Period	Amount	Rental Services
March 31, 2004	$15,536,000	39.4%
March 31, 2003	$13,349,000	36.8%

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company’s depreciable assets, generally 3 to 40 years. Depreciation expense increased $1,063,000 for the three months ended March 31, 2004, compared to the same period in 2003. This increase was due primarily to depreciation resulting from the Company’s acquisition of Atlantic Center Plaza in January 2004 ($458,000 for the quarter ended March 31, 2004), McGinnis Park in December 2003 ($100,146 for the quarter ended March 31, 2004), and CIGNA Plaza and Tollway Crossing in September 2003 ($77,640 and $93,000 for the quarter ended March 31, 2004, respectively).

Amortization expense decreased $299,000 for the three months ended March 31, 2004, compared to the same period in 2003. This decrease was due primarily to an adjustment to the value of the Company’s acquired leases subsequent to a review by an independent valuation specialist within one year of the acquisition date, resulting in a decrease in the amortization of the recorded fair value of leases acquired in the purchases of Three Ravinia Drive, The Lakes on Post Oak, CIGNA Plaza and Tollway Crossing.

General and administrative expenses for the three months ended March 31, 2004 and 2003, totaled $2,844,000 and $2,943,000, respectively. General and administrative expenses as a percentage of total rental revenues were 7.2% and 8.1% for the periods ended March 31, 2004 and March 31, 2003, respectively.

Net income for the period ended March 31, 2004 increased $563,000 as compared to the same period in 2003. For the period ended March 31, 2004, the Company paid $1,588,000 in dividends to preferred shareholders. No such dividends were paid during the period ended March 31, 2003. As a result, net income available to common shareholders declined by $1,025,000 for the period ended March 31, 2004 as compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities— During the three months ended March 31, 2004, the Company generated approximately $16.4 million in net cash from operating activities, approximately $4.1 million more than the comparable period of 2003. The Company’s increased generation of cash from operations is primarily attributable to a growth in the rate of increases in accounts payable, accrued liabilities and other liabilities (approximately $3.8 million), an increase in the aggregate rate of depreciation and amortization (approximately $764,000) and an increase in net income (approximately $563,000). The increase in cash generated by operations was partly offset by an increase in accounts receivable and other assets (approximately $1.2 million).

The Company’s primary internal sources of cash are the collection of rents from buildings owned by the Company. As a REIT for federal income tax purposes, the Company must, among other requirements, pay out annually as dividends, at least 90 percent of its REIT taxable income (which, due to non-cash charges, including depreciation and net operating loss carryforwards, may be substantially less than cash flow from operating activities). In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash flow from operating activities will be sufficient to cover debt service payments and to pay the dividends required to maintain REIT status through 2004. Dividends are determined quarterly by the Company’s board of directors.

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company’s buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At March 31, 2004, leases representing approximately 14.1 percent of the gross annualized rent from the Company’s properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2004. These scheduled expirations represent leases for space in buildings located in 18 of the 20 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 2004, leases were renewed on approximately 35.8 percent of the Company’s rentable square feet that were scheduled to expire during the three month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2004 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 20.0 percent of the Company’s occupied space at March 31, 2004 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company’s rent stream may reduce their current demands, or curtail their future need, for additional office space.

The Company believes that the Southeastern United States and Texas provide significant economic growth potential due to diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company is currently experiencing reduced demand in the markets in which it owns buildings. Cash flow from operations could be reduced if a weakened economy continues to result in lower occupancy rates and lower rental income for the Company’s buildings, which may in turn affect the amount of dividends paid by the Company.

     Investing Activities— At March 31, 2004, substantially all of the Company’s invested assets were in real properties and the Company’s primary use of cash for investing activities was property acquisitions. Of the $128.3 million utilized in investing activities in the three months ended March 31, 2004, $118.1 million was for property acquisitions.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. The Company allocated approximately $108.1 million and $10.0 million of the net purchase price to value of the acquired land and building, respectively. As of March 31, 2004, approximately 88% of the property’s rentable space was leased.

During the first quarter of 2004, the Company acquired a 30% interest in a joint venture that owns the Broward Financial Center, resulting in a net investment of $3.2 million.

At March 31, 2004, substantially all of the Company’s invested assets were in real properties or joint ventures invested in real properties. Improvements to the Company’s existing properties have been financed through internal operations and lender required escrow accounts for The Lakes on Post Oak.

     Financing Activities— The Company generated $153.3 million and $7.4 million of cash from financing activities in the three months ended March 31, 2004 and March 31, 2003, respectively. For the three months ended March 31, 2004, the Company’s largest sources of cash from financing activities were proceeds from the sales of common stock ($100.3 million) and proceeds from mortgages and loans ($75.9 million). In the same time period, the Company’s largest uses of cash for financing activities were principal payments on mortgages and loans payable ($16.3 million) and dividends paid ($9.1 million). For the three months ended March 31, 2003, the Company’s largest sources of cash for financing activities were proceeds from mortgages and loans ($20.0 million). In the same period, the Company’s primary uses of cash for financing activities were principal payments on mortgages and loans payable ($20.0 million) and dividends paid ($7.5 million).

On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering ($100.2 million) were used to pay down the Company’s revolving credit facility ($15 million), fund a portion of the Atlantic Center Plaza acquisition, with the remainder intended for general corporate purposes, including future acquisitions.

The Company has a $100 million secured revolving credit facility (none of which had been borrowed on March 31, 2004) provided by Fleet Bank. At March 31, 2004, the Company had two buildings in Dallas, Texas and two buildings in Atlanta, Georgia that were unencumbered. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $81.2 million during the remainder of calendar year 2004, including a $77.0 million mortgage note payable to Column Financial maturing in December 2004, with three one-year extension options.

CONTRACTUAL OBLIGATIONS
(In thousands)

		Less than			More than
		One			Five
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$468,241	$81,282	$105,692	$187,704	$93,563
Purchase Obligations (a)	3,200	3,200

(a)	This purchase obligation consists of a contractual commitment related to the renovation of The Lakes on Post Oak in Houston, Texas.

Estimates and certain other matters discussed in this press release may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Koger Equity, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions; there can be no assurance that its expectations will be attained. Certain factors that could cause actual results to differ materially from the Company’s expectations are set forth as risk factors in the Company’s SEC reports and filings, including its annual report on Form 10-K. Included among these factors are changes in general economic conditions, including changes in the economic conditions affecting industries in which its principal tenants compete; its ability to timely lease or re-lease space at current or anticipated rents to creditworthy tenants; its ability to achieve economies of scale over time; the demand for tenant services beyond those traditionally provided by landlords; changes in interest rates; changes in operating costs; its ability to attract and retain high-quality personnel at a reasonable cost in a highly competitive labor environment; future demand for its debt and equity securities; its ability to refinance its debt on reasonable terms at maturity; and its ability to complete current and future development projects on schedule and on budget. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements contained or incorporated by reference herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company currently has a $100 million secured revolving credit facility and term loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company’s interest expense, which would adversely affect the Company’s cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of March 31, 2004, the Company had $154.3 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,543,000. On April 21, 2004, the Company amended its $75.9 million loan, effective January 1, 2005, assumed in connection with its acquisition of Atlantic Center Plaza, to convert to a fixed interest rate of 5.49% and extend the loan maturity date to January 1, 2015.

Additionally, the Company had $313.9 million outstanding under loans with fixed interest rates as of March 31, 2004. The Company may incur additional fixed rate debt in the future to meet its financing needs. Should market interest rates decline, the Company’s use of fixed rate debt financing may result in the recognition of interest expense at rates higher than market rates. If the market interest rate on this fixed rate debt were 100 basis points lower, the Company would forfeit annual interest expense savings of approximately $3,139,000 as compared to variable rate debt financing.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls over financial statements or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 5. Other Information

(a)	The following table sets forth, with respect to each office project or location at March 31, 2004, gross square feet, rentable square feet, percentage occupied, and the average annual rent per rentable square foot occupied.

				Average
				Annual
	Gross	Rentable		Rent Per
	Square	Square	Percent	Square
Office Project/Location	Feet	Feet (5)	Occupied (1)	Foot (2)
Atlanta Atlantic Center Plaza (3)	507,700	502,579	88%	$26.10
Atlanta Chamblee	1,199,800	1,124,311	94%	18.22
Atlanta Gwinnett	274,400	262,806	88%	19.42
Atlanta McGinnis Park (3)	212,400	202,279	52%	18.49
Atlanta Perimeter	184,000	179,714	55%	20.58
Atlanta Three Ravinia (3)	845,000	804,833	66%	17.50 (4)
Charlotte University	190,600	182,891	85%	18.35
Charlotte Vanguard	548,200	526,374	55%	15.46
Dallas Cigna Plaza (3)	133,600	127,226	92%	22.84
Dallas Tollway Crossing (3)	159,800	152,163	100%	22.87
Houston Post Oak (3)	1,265,000	1,204,852	73%	17.86
Jacksonville Baymeadows	793,400	751,388	91%	13.66 (4)
Jacksonville JTB	436,000	416,773	100%	12.62 (4)
Memphis Germantown	562,600	533,085	81%	18.31
Orlando Central	699,700	616,657	88%	16.50
Orlando Lake Mary	318,000	303,546	68%	18.98
Orlando University	405,200	383,883	69%	20.00
Richmond Paragon	154,300	145,127	93%	19.32
St. Petersburg	715,500	668,335	88%	16.35
Tallahassee	960,300	834,025	71%	17.56

Total	10,565,500	9,922,847

Weighted Average – Total Company			80%	$17.81

Weighted Average – Same Store			82%	$16.93

Weighted Average – Acquisition			74%	$20.05

(1)	The percent occupied rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for an office project or location as of March 31, 2004 by (b) the rentable square feet applicable to such total annualized rents.

(3)	Properties acquired subsequent to January 1, 2002.

(4)	Includes the effect of “triple net” leases where tenants pay substantially all operating costs in addition to base rent.

(5)	Does not include investment in unconsolidated affiliate that contains 325,583 of rentable square feet and was 88% occupied at March 31, 2004.

(b)	The following schedule sets forth for all of the Company’s buildings (i) the number of leases which will expire during the remainder of calendar year 2004 (without regard to any renewals), calendar years 2005 through 2012, and years subsequent to 2012, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on March 31, 2004 and on the terms of leases in effect as of March 31, 2004, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 35.8 percent of the Company’s rentable square feet which were scheduled to expire during the three months ended March 31, 2004.

			Percentage of	Average		Percentage
			Total Square	Annual Rent	Total	of Total
	Number of	Number of	Feet Leased	per Square	Annualized	Annual Rents
	Leases	Square Feet	Represented by	Foot Under	Rents Under	Represented by
Period	Expiring	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases
2004	264	1,128,903	14.3%	$17.48	$19,732,677	14.0%
2005	189	990,266	12.5%	17.57	17,400,556	12.3%
2006	171	1,036,642	13.1%	17.44	18,080,647	12.8%
2007	106	1,168,462	14.8%	17.87	20,885,551	14.8%
2008	87	974,460	12.3%	17.97	17,515,100	12.4%
2009	50	1,316,013	16.6%	18.11	23,838,414	16.9%
2010	12	199,024	2.5%	17.15	3,413,505	2.4%
2011	9	181,175	2.3%	13.87	2,513,357	1.8%
2012	9	164,968	2.1%	23.86	3,936,539	2.8%
Other	12	753,848	9.5%	18.03	13,593,803	9.8%

Total	909	7,913,761	100.0%	$17.81	$140,910,149	100.0%

(c)	The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. Real estate asset values increase or decrease with market conditions. Consequently, FFO may be a useful measure in evaluating the Company’s operating performance by disregarding historical cost depreciation.

NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. While we believe our calculation of FFO generally conforms to the NAREIT definition, our method of calculating FFO may be different from methods used by other REITs and the method preferred by NAREIT. The Company’s method of calculating FFO may not be comparable to other REITs. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

The following presents the Company’s reconciliation of net income available to common shareholders to FFO for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net income available to common shareholders	$3,246	$4,271
Real estate related depreciation	8,347	7,191
Real estate related depreciation – unconsolidated affiliate	101	—
Real estate related amortization – deferred tenant costs	609	396
Real estate related amortization – fair value of acquired leases	137	492

Funds from operations	$12,440	$12,350

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number	Description

10.1	Stock Option Agreement — Becker
10.2	Stock Option Agreement — Brockwell
15	Letter re: Unaudited interim financial information.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K

On January 5, 2004, the Company filed a Form 8-K (dated March 27, 2003) providing under Item 7, Exhibits, Employment Agreements between the Company and Thomas J. Crocker (executed on March 27, 2003) and Thomas C. Brockwell (executed on March 28, 2003).

On January 6, 2004, the Company filed a Form 8-K (dated January 6, 2004), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of the Atlantic Center Plaza in Atlanta, Georgia, and providing under Item 7, Financial Statements and Exhibits, (a) Financial Statements of real estate acquired, (b) pro forma financial information, and (c) the Koger Equity, Inc. News Release, dated January 6, 2004.

On January 7, 2004, the Company filed a Form 8-K (dated January 5, 2004), reporting under Item 9, Regulation FD Disclosure, announced (a) that it had completed a joint venture and contributed $13.9 million to acquire two office buildings in the McGinnis Park office complex in Alpharetta, Georgia, (b) its intention to offer 3.5 million shares of common stock under a shelf registration, and (c) it had signed a definitive agreement to acquire the Atlantic Center Plaza building in Atlanta, Georgia for a purchase price of $116.5 million, providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated January 5, 2004 and the Koger Equity, Inc. News Release, dated January 6, 2004.

On January 8, 2004, the Company filed a Form 8-K (dated January 7, 2004) reporting under Item 5, Other Events, the issuance of 4,500,000 shares of its common stock, and providing under Item 7, Financial Statements and Exhibits, (a) the Underwriting Agreement between Koger Equity, Inc. and Morgan Stanley & Co. Incorporated, dated January 7, 2004, (b) the opinion of Hunton & Williams LLP with respect to the legality of the common stock, (c) the opinion of Hunton & Williams LLP with respect to certain tax matters, and (d) the Koger Equity, Inc. News Release, dated January 8, 2004.

On January 13, 2004, the Company filed a Form 8-K (dated January 9, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of the proper tax treatment of its 2003 dividends paid to shareholders, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated January 9, 2004.

On January 15, 2004, the Company filed a Form 8-K (dated January 15, 2004), reporting under Item 9, Regulations FD Disclosure, the closing of the previously announced acquisition of the Broward Financial Centre in Fort Lauderdale, Florida, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated January 15, 2004.

On January 23, 2004, the Company filed a Form 8-K (dated January 21, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of the Company’s quarterly conference call to discuss fourth quarter 2003 financial results and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release dated January 21, 2004.

On January 27, 2004, the Company filed a Form 8-K (dated January 26, 2004), reporting under Item 9, Regulations FD Disclosure, the announcement that Brach’s Confections, Inc. will occupy over 24,500 square feet at its Tollway Crossing building in Dallas, Texas, and providing under Item 7, Exhibits, the Koger Equity, Inc. News Release, dated January 26, 2004.

On February 17, 2004, the Company filed a Form 8-K (dated February 17, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend on preferred stock, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February17, 2004.

On February 25, 2004, the Company filed a Form 8-K (dated February 23, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly results for the period ended December 31, 2003, and related supplemental information, dated December 31, 2003, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February 23, 2004 and related supplemental information.

On February 26, 2004, the Company filed a Form 8-K (dated February 26, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend on common stock, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated February 26, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOGER EQUITY, INC. Registrant
Dated: May 4, 2004	/s/ Steven A. Abney
Steven A. Abney
Vice President, Finance and Chief Accounting Officer (Principal Financial Officer) Koger Equity, Inc.