Form 10-Q
period 2004-06-30
CRT PROPERTIES INC
filed 2004-08-04
CIK 835664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 1-9997

CRT PROPERTIES, INC. FORMERLY
KNOWN AS KOGER EQUITY, INC.

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

Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at July 30, 2004 26,854,397 shares

CRT PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CRT Properties, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of CRT Properties, Inc. and subsidiaries (the “Company”), formerly Koger Equity, Inc. and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, of changes in shareholders’ equity for the six-month period ended June 30, 2004 and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
West Palm Beach, Florida
August 2, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Real Estate Investments:
Operating properties:
Land	$146,035	$119,973
Buildings	982,880	838,430
Furniture and equipment	3,713	3,599
Accumulated depreciation	(196,893)	(179,569)

Operating properties, net	935,735	782,433
Undeveloped land held for investment	14,133	10,975
Undeveloped land held for sale	3,039	3,041
Cash and cash equivalents	5,981	9,163
Restricted cash	11,923	11,114
Accounts receivable, net of allowance for uncollectible accounts of $1,093 and $939	17,742	16,236
Investment in unconsolidated affiliate	3,389	—
Other assets	21,457	15,239

TOTAL ASSETS	$1,013,399	$848,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and loans payable	$472,866	$408,716
Accounts payable	5,732	4,299
Accrued real estate taxes payable	9,721	1,853
Accrued liabilities — other	10,085	11,016
Dividends payable	9,694	7,824
Advance rents and security deposits	7,218	6,846

Total Liabilities	515,316	440,554

Minority interest	4,672	4,672

Shareholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; liquidation preference of $25 per share; 2,990,000 shares issued and outstanding	30	30
Common stock, $.01 par value; 100,000,000 shares authorized; 35,349,691 and 30,011,225 shares issued; 26,841,197 and 21,495,956 shares outstanding	354	300
Capital in excess of par value	649,838	546,968
Notes receivable from stock sales to related parties	(5,092)	(5,092)
Accumulated other comprehensive loss	(241)	(241)
Dividends in excess of net income	(19,949)	(7,405)
Treasury stock, at cost; 8,508,494 and 8,515,269 shares	(131,529)	(131,585)

Total Shareholders’ Equity	493,411	402,975

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,013,399	$848,201

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
REVENUES
Rental and other rental services	$40,931	$35,964	$80,399	$72,244
Management fees	108	126	174	331
Other	—	—	—	5

Total operating revenues	41,039	36,090	80,573	72,580

EXPENSES
Property operations	16,036	14,694	31,572	28,042
Depreciation and amortization	9,916	8,156	19,136	16,612
General and administrative	3,167	3,086	6,011	6,030
Direct costs of management fees	—	2	—	88
Other	58	31	110	67

Total operating expenses	29,177	25,969	56,829	50,839

OPERATING INCOME	11,862	10,121	23,744	21,741

OTHER INCOME AND (EXPENSE)
Equity in earnings of unconsolidated affiliate	110	—	241	—
Interest income	135	86	262	140
Mortgage and loan interest, including amortization of deferred loan costs of $378 and $368 for the three months and $752 and $725 for the six months	(7,520)	(7,367)	(14,826)	(14,770)

Total other income and (expense)	(7,275)	(7,281)	(14,323)	(14,630)

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF ASSETS AND INCOME TAXES	4,587	2,840	9,421	7,111
Gain on sale or disposition of assets	—	589	—	589

INCOME BEFORE INCOME TAXES	4,587	3,429	9,421	7,700
Income tax expense (benefit)	—	(21)	—	(21)

NET INCOME	4,587	3,450	9,421	7,721
Dividends on preferred stock	(1,588)	—	(3,176)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,999	$3,450	$6,245	$7,721

EARNINGS PER SHARE:
Basic	$0.11	$0.16	$0.24	$0.36

Diluted	$0.11	$0.16	$0.23	$0.36

WEIGHTED AVERAGE SHARES:
Basic	26,840	21,311	26,455	21,305

Diluted	27,230	21,382	26,882	21,335

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Capital	Notes	Accumulated	Retained Earnings (Dividends		Total
					in Excess	Receivable	Other	In Excess		Share-
	Shares	Par	Shares	Par	of Par	from Stock	Comprehensive	of Net	Treasury	holders’
	Issued	Value	Issued	Value	Value	Sales	Loss	Income)	Stock	Equity
BALANCE AT DECEMBER 31, 2003	2,990	$30	30,011	$300	$546,968	$(5,092)	$(241)	$(7,405)	$(131,585)	$402,975
Common stock sold			5,175	52	100,229				56	100,337
Options exercised			163	2	2,641					2,643
Dividends declared								(21,965)		(21,965)
Net Income								9,421		9,421

BALANCE AT JUNE 30, 2004	2,990	$30	35,349	$354	$649,838	$(5,092)	$(241)	$(19,949)	$(131,529)	$493,411

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months
	Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$9,421	$7,721
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliate	(241)	—
Depreciation and amortization	19,136	16,612
Amortization of deferred loan costs	752	725
Provision for uncollectible accounts	277	328
Gain on sale or disposition of assets	—	(589)
Changes in assets and liabilities:
Increase in receivables and other assets	(7,701)	(536)
Increase in accounts payable, accrued liabilities and other liabilities	8,742	3,902

Net cash provided by operating activities	30,386	28,163

INVESTING ACTIVITIES
Property acquisitions	(83,944)	—
Tenant improvements to first generation space	(4,297)	(2,627)
Tenant improvements to second generation space	(2,106)	(2,644)
Building improvements	(7,940)	(2,246)
Deferred tenant costs	(2,371)	(1,101)
Additions to furniture and equipment	(114)	(168)
Increase in restricted cash	(809)	(873)
Proceeds from sale of assets	—	1,580
Investment in unconsolidated affiliate	(3,148)	—

Net cash used in investing activities	(104,729)	(8,079)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,643	134
Proceeds from sales of common stock	100,337	144
Proceeds from mortgages and loans	6,000	31,000
Principal payments on mortgages and loans payable	(17,724)	(36,327)
Dividends paid	(20,095)	(14,921)

Net cash provided by (used in) financing activities	71,161	(19,970)

Net (decrease) increase in cash and cash equivalents	(3,182)	114
Cash and cash equivalents — beginning of period	9,163	4,627

Cash and cash equivalents — end of period	$5,981	$4,741

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$5	$—

Cash paid during the period for interest	$13,966	$13,910

Non cash item-assumption of debt from real estate acquisitions	$75,874	$—

Non cash item-issuance of limited partner units for real estate acquisitions	$2,041	$—

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

     1. ORGANIZATION. CRT Properties, Inc. (“CRT” or the “Company”), a Florida corporation formerly known as Koger Equity, Inc., was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. CRT is a self-administered and self-managed real estate investment trust (a “REIT”) and its common stock and preferred stock are listed on the New York Stock Exchange under the ticker symbol “CRO” and “CROPRA”, respectively. As of June 30, 2004, CRT owned or had interests in 132 office buildings containing 10.4 million rentable square feet, primarily located within 20 suburban office projects and two urban centers in 12 metropolitan areas in the Southeastern United States, Maryland and Texas.

     In addition to managing its own properties, the Company formerly provided asset management services to Crocker Realty Trust, a related party. The Company and Crocker Realty Trust terminated the asset management agreement on May 1, 2003.

     2. BASIS OF PRESENTATION. The condensed consolidated financial statements have been prepared by CRT. All material intercompany transactions and accounts have been eliminated in consolidation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

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

All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to the current year presentation. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for future periods or for the full year.

     New Accounting Standards. In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The Company adopted SFAS No. 146 effective January 1, 2003. The Company’s adoption of SFAS No. 146 has not had a material impact on its condensed consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires the consolidation of variable interest entities (“VIEs”) in which the variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN No. 46 is effective for VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. The Company’s adoption of FIN No. 46 has not had a material impact on its condensed consolidated financial statements since the Company did not have any VIEs as of June 30, 2004.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The Company adopted SFAS No. 150 effective July 1, 2003. The Company’s adoption of SFAS No. 150 has not had a material impact on its condensed consolidated financial statements.

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

     Impairment of Long-Lived Assets. The Company’s long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the quarter and six months ended June 30, 2004, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

     Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For the quarters ended June 30, 2004 and 2003, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $1,407,000 and $1,075,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. For the six months ended June 30, 2004 and 2003, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $2,656,000 and $2,370,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

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

     Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses due to the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. If the financial condition of the Company’s tenants were to deteriorate and result in an impairment of their ability to make payments, the Company may be required to increase its allowances by recording additional bad debt expense. Likewise, should the financial condition of its tenants improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense.

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

     Stock Options. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. As a result, there were no stock options charged to income during the three and six months ended June 30, 2004 and 2003. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share as follows:

	Three Months
	Ended June 30,
	2004	2003
Net income available to common shareholders — As reported	$2,999,000	$3,450,000
— Pro forma	3,061,000	3,236,000
Diluted earnings per share — As reported	$0.11	$0.16
— Pro forma	0.11	0.15

	Six Months
	Ended June 30,
	2004	2003
Net income available to common shareholders — As reported	$6,245,000	$7,721,000
— Pro forma	$6,339,000	$7,294,000
Diluted earnings per share — As reported	$0.23	$0.36
— Pro forma	$0.24	$0.34

     Investment in Unconsolidated Affiliate. The Company accounts for an investment in an unconsolidated affiliate using the equity method of accounting, as it does not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of the joint venture are not included in the Company’s balance sheet. This investment was recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

     Fair Value of Financial Instruments. The Company believes the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on a market interest rate of 7.0 percent, the fair value of the Company’s mortgages and loans payable would be approximately $475.8 million at June 30, 2004.

     Fair Value of In-Place Leases. SFAS No. 142 “Goodwill and Other Intangible Assets,” requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company recorded $274,000, $1,500,000, $272,000, $228,000, and $329,000 of the estimated value of leases in place as part of its acquisitions of Three Ravinia, The Lakes on Post Oak, Tollway Crossing, CIGNA Plaza, and McGinnis Park, respectively. The Company intends to amortize these intangible assets on a straight-line basis over the remaining term of the existing leases (usually averages 4 to 5 years). The Company is currently evaluating any other intangible assets that may have arisen resulting from its recent acquisitions of Atlantic Center Plaza in Atlanta, Georgia, and two Class “A” office buildings in the Decoverly Office Park in Rockville, Maryland.

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

     4. STATEMENTS OF CASH FLOWS. On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering ($100.2 million) were used to pay down the Company’s revolving credit facility ($15 million), fund the Decoverly acquisition ($42.2 million) as well as a portion of the Atlantic Center Plaza acquisition ($40.5 million) and for general corporate purposes.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a 502,000 twenty-three story square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.11% at June 30, 2004) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds ($40.5 million) from its January 2004 common stock offering.

On April 2, 2004, the Company acquired four properties, including two Class A office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two three-story office buildings aggregate approximately 155,000 square feet of rentable space. The undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The funds required for this acquisition were provided by the proceeds from the Company’s January 2004 common stock offering.

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

For the three and six months ended June 30, 2004 and 2003, earnings per common share is calculated as follows (in thousands except per share data):

	Three Months
	Ended June 30,
	2004	2003
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income available to common shareholders	$2,999	$3,450

Shares:
Weighted average number of common shares outstanding – Basic	26,840	21,311

EARNINGS PER SHARE – BASIC	$0.11	$0.16

Shares:
Weighted average number of common shares outstanding – Basic	26,840	21,311
Effect of dilutive securities (a):
Stock options	390	71

Adjusted weighted average common shares – Diluted	27,230	21,382

EARNINGS PER SHARE – DILUTED	$0.11	$0.16

	Six Months
	Ended June 30,
	2004	2003
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income available to common shareholders	$6,245	$7,721

Shares:
Weighted average number of common shares outstanding – Basic	26,455	21,305

EARNINGS PER SHARE – BASIC	$0.24	$0.36

Shares:
Weighted average number of common shares outstanding – Basic	26,455	21,305
Effect of dilutive securities (a):
Stock options	427	30

Adjusted weighted average common shares – Diluted	26,882	21,335

EARNINGS PER SHARE – DILUTED	$0.23	$0.36

     (a) Shares issuable were derived using the “Treasury Stock Method” for all dilutive potential shares. The Company excluded approximately 405,000 and 125,000 antidilutive stock options from the above calculation for the three and six months ended June 30, 2004, respectively.

     6. MORTGAGES AND LOANS PAYABLE. At June 30, 2004, the Company had $472,866,000 of loans outstanding, which are collateralized by mortgages on the Company’s operating properties. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

Year Ending December 31,
2004	$85,909
2005	6,112
2006	23,706
2007	98,098
2008	89,606
Subsequent Years	169,435

Total	$472,866

     7. DIVIDENDS. The Company paid quarterly dividends on its common stock of $0.35 per share on February 5, 2004, to shareholders of record on December 31, 2003. The Company paid quarterly dividends of $0.35 per share on May 6, 2004 to shareholders of record on March 31, 2004. During the quarter ended June 30, 2004, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.35 per share payable on August 5, 2004, to shareholders of record on June 30, 2004.

     On February 17, 2004, the Company’s Board of Directors declared a dividend on its preferred stock of $0.53125 per share paid on March 15, 2004, to shareholders of record on March 1, 2004. This preferred dividend covered the period December 15, 2003 through March 14, 2004. On May 26, 2004, the Company’s Board of Directors declared a dividend on its preferred stock of $0.53125 per share paid on June 15, 2004, to shareholders of record on June 1, 2004. This preferred dividend covered the period March 15, 2004 through June 14, 2004.

     8. SEGMENT REPORTING. The Company operates in one business segment, the ownership and management of commercial real estate. The Company’s primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. As of June 30, 2004, all of the Company’s operations were located in the Southeastern United States, Maryland and Texas.

     9. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company’s plan (the “Repurchase Plan”) to repurchase up to 2.65 million shares of common stock (the “Shares”), the Company entered into an agreement to, from time to time, loan to Mr. Thomas J. Crocker, Chief Executive Officer, and Mr. Robert E. Onisko, former Chief Financial Officer (collectively, the “Officers”), certain amounts in connection with their purchase of up to 500,000 shares and 150,000 shares, respectively, of the Company’s common stock (collectively the “Loan Stock”). For Loan Stock purchases consummated pursuant to the Company’s 1998 Equity and Cash Incentive Plan, the Company has agreed to advance up to 100% of the purchase price of the shares. For Loan Stock purchases consummated in the open market or pursuant to the Repurchase Plan, the Company has agreed to advance up to 50% of the purchase price of the shares. Each Officer’s loans are collateralized by any Loan Stock purchased by such Officer. Aside from an Officer’s equity interest in Loan Shares, the Company has limited or no personal recourse against an Officer for the principal amount of any loan. The Officers are personally obligated to make any and all interest payments. Each loan bears interest at 150 basis points over the applicable LIBOR rate, which interest is payable quarterly. The outstanding principal amount of each loan and all accrued but unpaid interest is due on the earlier of (i) February 17, 2010 or (ii) the second anniversary of the Officer’s termination by the Company for cause. During the three and six months ended June 30, 2004, Thomas J. Crocker made interest payments of $24,536 and $49,356 and Robert E. Onisko made interest payments of $8,342 and $16,782, respectively. As of June 30, 2004, Mr. Crocker had purchased 320,370 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $3,800,000 all of which had been repaid as of

July 26, 2004 (see note 11). As of June 30, 2004, Mr. Onisko has purchased 102,490 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $1,292,000. The Company has no discretion or termination right under these agreements since the Company’s loans to Mr. Crocker and Mr. Onisko were made under the terms of a contract which precedes the Sarbanes-Oxley Act.

     10. COMMON STOCK. On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering were used to pay down the Company’s revolving credit facility ($15 million), fund the Decoverly acquisition ($42.2 million) as well as a portion of the Atlantic Center Plaza acquisition ($40.5 million) and for general corporate purposes.

     11. SUBSEQUENT EVENTS. On July 2, 2004, the Company repaid an outstanding loan balance of $1,440,000 to GE Capital. No penalty was incurred for this prepayment. This loan was collateralized by two buildings located at the Company’s Charlotte Vanguard property.

As described in Note 9, the Company had loans outstanding to Thomas J. Crocker, Chief Executive Officer, of approximately $3.8 million as of June 30, 2004. For some time, the Company’s Board of Directors has considered the possibility of eliminating any further commitment to loan funds to Mr. Crocker and to have Mr. Crocker’s loans repaid in full, in the belief that eliminating this arrangement would be in the Company’s best interest. Based on a proposal initially submitted by Mr. Crocker and approved by a special committee comprised of the Company’s independent directors as well as the Company’s entire board of directors, on July 16, 2004, the Company and Mr. Crocker entered into a definitive agreement whereby: (1) Mr. Crocker agreed to repay the outstanding loans and terminate his rights to future loans upon the acquisition of the Baymeadows property; (2) the Company agreed to make a one time payment of $540,000 to Mr. Crocker as additional compensation to defray a portion of the costs and expenses incurred by Mr. Crocker in connection with his negotiation of the agreement with the Company; and (3) the Company and Mr. Crocker agreed to co-invest in a joint venture to acquire the Baymeadows and Westchase properties (the “Properties”) described below. The joint venture arrangement between the Company and Mr. Crocker was created in part to effect for the benefit of Mr. Crocker a tax-deferred, like-kind exchange of a hotel in Boca Raton, Florida for the Properties. This arrangement requires the Company to protect Mr. Crocker’s ability to defer recognition of taxable gains through certain restrictions on the Company’s ability to sell or finance the Properties. Mr. Crocker owns approximately 10% of the joint venture in the form of a DownREIT limited partnership interest. The one time payment of $540,000 was made to Mr. Crocker on July 30, 2004. Mr. Crocker repaid his outstanding loans in full on July 26, 2004. The arrangements above are described in detail in a Form 8-K filed by the Company on July 30, 2004.

On July 16, 2004, the Company entered into a purchase and sale agreement with unaffiliated sellers and paid a $1.0 million non-refundable deposit to acquire a second property, the Westchase Corporate Center located in Houston, Texas; a six-story, 184,000 square foot, class “A” office building for a purchase price of $19.6 million (plus closing and other costs) in cash, plus the issuance of a $700,000 interest to a minority partner in a joint venture between the Company and such minority partner. The acquisition of the Westchase property is expected to be financed in part with secured mortgage indebtedness totaling approximately $15.2 million.

On July 23, 2004 the Company acquired a five-story, 224,000 square foot, single-tenant, class “A” office building located at 7777 Baymeadows in Jacksonville, Florida, for a purchase price of $20.8 million (plus closing and other costs) in cash as part of a sale-leaseback transaction with the current owner of the property. This building also has an adjacent six-story parking garage. The acquisition of the Baymeadows property was consummated, using in part the proceeds from secured debt financing in the amount of approximately $13.8 million, which bears interest at a fixed rate of 5.55% and matures in 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Estimates and certain other matters discussed in this report may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although CRT Properties, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions; there can be no assurance that its expectations will be attained. Certain factors could cause actual results to differ materially from the Company’s expectations, including those set forth as risk factors in the Company’s SEC reports and filings, including its Annual Report on Form 10-K for the year ended December 31, 2003. Included among these factors are changes in general economic conditions, including changes in the economic conditions affecting industries in which its principal tenants compete; its ability to timely lease or re-lease space at current or anticipated rents to creditworthy tenants; its ability to achieve economies of scale over time; the demand for tenant services beyond those traditionally provided by landlords; changes in interest rates; changes in operating costs; its ability to attract and retain high-quality personnel at a reasonable cost in a highly competitive labor environment; future demand for its debt and equity securities; its ability to refinance its debt on reasonable terms at maturity; and its ability to complete current and future development projects on schedule and on budget. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements contained or incorporated by reference herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

On September 11, 2003, the Company acquired Tollway Crossing (a three-story building) and CIGNA Plaza (a five-story building) in Dallas, Texas for approximately $33.1 million. The properties are comprised of two office buildings which contain approximately 280,000 square feet of rentable space. The funds required for this acquisition were provided by the proceeds from the Company’s September 10, 2003 preferred stock issuance. As of June 30, 2004, Tollway Crossing and CIGNA Plaza were 100% and 92% occupied, respectively.

On December 30, 2003, the Company completed a joint venture agreement with Triangle W/Development to acquire a 75% interest in two mid-rise five-story office buildings encompassing 202,000 square feet and 8.5 acres of undeveloped land suitable for development located in the McGinnis Park office complex in Atlanta, Georgia. The Company contributed approximately $13.9 million to pay off an existing mortgage plus an additional amount for closing costs and working capital, funded from its secured line of credit. The joint venture assumed an existing mortgage on the undeveloped land of approximately $978,000. As of June 30, 2004, the McGinnis Park office buildings were 51% leased.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a twenty-three story 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. As of June 30, 2004, approximately 88% of the property’s rentable space was leased. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.11% at June 30, 2004) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds from its January 2004 common stock offering.

On April 2, 2004, the Company acquired four properties, including two Class A four-story office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two office buildings aggregate approximately 155,000 square feet of rentable space and were 92% occupied as of June 30, 2004. The undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The funds required for this acquisition were provided by the proceeds from the Company’s January 2004 common stock offering.

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

OFF-BALANCE SHEET ARRANGEMENTS

On January 12, 2004, the Company, through a newly formed subsidiary DownREIT limited partnership called Koger BFC, Ltd., acquired all of the partnership interests in Broward Financial Center (“BFC”) in downtown Fort Lauderdale, Florida, in a joint venture with an affiliate of Investcorp Properties Limited of New York (“Investcorp”), for approximately $60.1 million. BFC is a single twenty-four story building comprised of approximately 326,000 rentable square feet. CRT has a 30% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were owned by entities in which the Company’s Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of the Company’s board of directors and finance committee without the participation of Mr. Crocker. Investcorp, as the joint venture partner acquiring 70% of the economic interests, played a substantial role in negotiating the purchase. The Company acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units will be entitled to receive quarterly distributions equivalent to the quarterly dividend declared on the Company’s common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of the Company’s common stock at the time of redemption and the average per share closing price of the Company’s common stock for the thirty trading days preceding the redemption) or, at the Company’s option, shares of the Company’s common stock (one share of the Company’s common stock per Unit). The Company’s total investment in this joint venture is $5.3 million including DownREIT minority contributions ($2.1 million) and closing costs. The Company accounts for this investment using the equity method of accounting as it does not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of this joint venture are not included in the Company’s balance sheet. This investment was recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

RECENT DEVELOPMENTS

On July 2, 2004, the Company repaid an outstanding loan balance of $1,440,000 to GE Capital. No penalty was incurred for this prepayment. This loan was collateralized by two buildings located at the Company’s Charlotte Vanguard property.

As described in Note 9, the Company had loans outstanding to Thomas J. Crocker, Chief Executive Officer, of approximately $3.8 million as of June 30, 2004. For some time, the Company’s Board of Directors has considered the possibility of eliminating any further commitment to loan funds to Mr. Crocker and to have Mr. Crocker’s loans repaid in full, in the belief that eliminating this arrangement would be in the Company’s best interest. Based on a proposal initially submitted by Mr. Crocker and approved by a special committee comprised of the Company’s independent directors as well as the Company’s entire board of directors, on July 16, 2004, the Company and Mr. Crocker entered into a definitive agreement whereby: (1) Mr. Crocker agreed to repay the outstanding loans and terminate his rights to future loans upon the acquisition of the Baymeadows property; (2) the Company agreed to make a one time payment of $540,000 to Mr. Crocker as additional compensation to defray a portion of the costs and expenses incurred by Mr. Crocker in connection with his negotiation of the agreement with the Company; and (3) the Company and Mr. Crocker agreed to co-invest in a joint venture to acquire the Baymeadows and Westchase properties (the “Properties”) described below. The joint venture arrangement between the Company and Mr. Crocker was created in part to effect for the benefit of Mr. Crocker a tax-deferred, like-kind exchange of a hotel in Boca Raton, Florida for the Properties. This arrangement requires the Company to protect Mr. Crocker’s ability to defer recognition of taxable gains through certain restrictions on the Company’s ability to sell or finance the Properties. Mr. Crocker owns approximately 10% of the joint venture in the form of a DownREIT limited partnership interest. The one time payment of $540,000 was made to Mr. Crocker on July 30, 2004. Mr. Crocker repaid his outstanding loans in full on July 26, 2004. The arrangements above are described in detail in a Form 8-K filed by the Company on July 30, 2004.

On July 16, 2004, the Company entered into a purchase and sale agreement with unaffiliated sellers and paid a $1.0 million non-refundable deposit to acquire a second property, the Westchase Corporate Center located in Houston, Texas; a six-story, 184,000 square foot, class “A” office building for a purchase price of $19.6 million (plus closing and other costs) in cash, plus the issuance of a $700,000 interest to a minority partner in a joint venture between the Company and such minority partner. The acquisition of the Westchase property is expected to be financed in part with secured mortgage indebtedness totaling approximately $15.2 million.

On July 23, 2004 the Company acquired a five-story, 224,000 square foot, single-tenant, class “A” office building located at 7777 Baymeadows in Jacksonville, Florida, for a purchase price of $20.8 million (plus closing and other costs) in cash as part of a sale-leaseback transaction with the current owner of the property. This building also has an adjacent six-story parking garage. The acquisition of the Baymeadows property was consummated, using in part the proceeds from secured debt financing in the amount of approximately $13.8 million, which bears interest at a fixed rate of 5.55% and matures in 2014.

RESULTS OF OPERATIONS

Rental and other rental services revenues totaled $40,931,000 for the quarter ended June 30, 2004, compared to $35,964,000 for the quarter ended June 30, 2003. Rental and other rental services revenues totaled $80,399,000 for the six months ended June 30, 2004, compared to $72,244,000 for the six months ended June 30, 2003. These increases resulted primarily from revenues resulting from the acquisition of Atlantic Center Plaza in January 2004 ($3,523,000 and $6,042,000 for the quarter and six months ended June 30, 2004, respectively), CIGNA Plaza and Tollway Crossing in September 2003 ($1,517,000 and $3,429,000 for the quarter and six months ended June 30, 2004, respectively), Decoverly in April 2004 ($1,136,000 for the quarter and six months ended June 30, 2004, respectively), and McGinnis Park in December 2003 ($522,000 and $1,061,000 for the quarter and six months ended June 30, 2004, respectively). The effect of this increase was partially offset by a decrease in rental revenues from the Lakes on Post Oak property acquired in December 2002 ($600,000 and $1,144,000 for the quarter and six months ended June 30, 2004, respectively), the Three Ravinia Drive property acquired in January 2002 ($474,000 and $528,000 for the quarter and six months ended June 30, 2004, respectively), and a decline in rental revenues from the Company’s existing portfolio of $787,000 and $2,120,000 for the quarter and six months ended June 30, 2004, respectively, as compared to the same period in 2003. At June 30, 2004, the Company’s buildings were on average 80 percent occupied with an average rental rate of $17.89 per rentable square foot. At June 30, 2003, the Company’s buildings were on average 82 percent occupied with an average rental rate of $17.20 per rentable square foot.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. Property operations expense increased $1,342,000 and $3,530,000 for the three and six months ended June 30, 2004, compared to the same period in 2003. These increases were due primarily to operations expense resulting from the acquisition of Atlantic Center Plaza in January 2004 ($1,201,000 and $2,241,000 for the quarter and six months ended June 30, 2004) and CIGNA Plaza and Tollway Crossing in September 2003 ($733,000 and $1,359,000 for the quarter and six months ended June 30, 2004, respectively). Theses increases were partially offset by a decrease in operating expenses for the Company’s existing portfolio ($263,000 and 338,000 for the quarter and six months ended June 30, 2004, respectively).

The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

		Percent of
		Rental and Other
Period	Amount	Rental Services Revenues
June 30, 2004—Quarter	$16,036,000	39.2%
June 30, 2003—Quarter	$14,694,000	40.9%
June 30, 2004—Six Months	$31,572,000	39.3%
June 30, 2003—Six Months	$28,042,000	38.8%

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company’s depreciable assets, generally 3 to 40 years. Depreciation expense increased $1,514,000 and $2,636,000 for the three and six months ended June 30, 2004, respectively, compared to the same period in 2003. These increases were due primarily to depreciation resulting from the Company’s acquisition of Atlantic Center Plaza in January 2004 ($688,000 and $1,146,000 for the quarter and six months ended June 30, 2004, respectively), McGinnis Park in December 2003 ($100,000 and $326,000 for the quarter and six months ended June 30, 2004, respectively), Decoverly in April 2004 ($146,000 for the quarter and six months ended June 30, 2004) and CIGNA Plaza and Tollway Crossing in September 2003 ($171,000 and $341,000 for the quarter and six months ended June 30, 2004, respectively).

General and administrative expenses increased $81,000 and decreased $19,000 for the three and six months ended June 30, 2004, respectively, compared to the same period in 2003.

Net income increased $1,137,000 and $1,700,000 for the quarter and six months ended June 30, 2004, respectively, as compared to the same period in 2003. The Company paid $1,588,000 and $3,176,000 in dividends to preferred shareholders for the quarter and six months ended June 30, 2004, respectively. No such dividends were paid during the period ended June 30, 2003, since the preferred stock was issued in September 2003. As a result, net income available to common shareholders declined by $451,000 and $1,476,000 for the quarter and six months ended June 30, 2004, respectively, as compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities— During the six months ended June 30, 2004, the Company generated approximately $30.4 million in net cash from operating activities, approximately $2.2 million more than the comparable period of 2003. The Company’s increased generation of cash from operations is primarily attributable to the Company’s acquisitions financed in part by equity offerings, as well as a growth in the rate of increases in accounts payable, accrued liabilities and other liabilities (approximately $4.8 million), an increase in the aggregate rate of depreciation and amortization (approximately $2.5 million) and an increase in net income (approximately $1.7 million). The increase in cash generated by operations was partly offset by an increase in accounts receivable and other assets (approximately $7.7 million). This increase was primarily attributable to an increase in deferred tenant costs ($3.2 million) and an increase in pre-acquisition costs incurred in connection with future acquisitions ($3.4 million).

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

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company’s buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At June 30, 2004, leases representing approximately 11.1 percent of the gross annualized rent from the Company’s properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2004. These scheduled expirations represent leases for space in buildings located in 18 of the 21 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 2004, leases were renewed on approximately 54.0 percent of the Company’s rentable square feet that were scheduled to expire during the six month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2004 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 19.5 percent of the Company’s occupied space at June 30, 2004 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company’s rent stream may reduce their current demands, or curtail their future need, for additional office space.

The Company believes that the Southeastern United States, Maryland and Texas provide significant economic growth potential due to diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, the Company is currently experiencing reduced demand in the markets in which it owns buildings. Cash flow from operations could be reduced if a weakened economy continues to result in lower occupancy rates and lower rental income for the Company’s buildings, which may in turn affect the amount of dividends paid by the Company.

     Investing Activities— At June 30, 2004, substantially all of the Company’s invested assets were in real properties or joint ventures invested in real properties and the Company’s primary use of cash for investing activities was property acquisitions. Of the $104.7 million utilized in investing activities in the six months ended June 30, 2004, $83.9 million was for property acquisitions. An additional $14.3 million was used for tenant and building improvements during the period. Improvements to the Company’s existing properties have been financed through internal operations and lender required escrow accounts for The Lakes on Post Oak.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a twenty-three story 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. The Company initially allocated approximately $10.0 million and $108.1 million of the net purchase price to value of the acquired land and building, respectively.

During the first quarter of 2004, the Company acquired a 30% interest in a joint venture that owns the Broward Financial Center, resulting in a total investment of $5.3 million (including closing costs and fees) which includes a DownREIT minority contribution of $2.1 million.

On April 2, 2004, the Company acquired four properties, including two Class A office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two three-story office buildings aggregate approximately 155,000 square feet of rentable space. The undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The Company initially allocated approximately $19.7 million and $22.8 million of the net purchase price to value of the acquired land and buildings, respectively.

     Financing Activities — The Company provided $71.2 million and used $20.0 million of cash from financing activities in the six months ended June 30, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004, the Company’s largest sources of cash from financing activities were proceeds from the sales of common stock ($100.3 million) and proceeds from mortgages and loans ($6.0 million). In the same time period, the Company’s largest uses of cash for financing activities were principal payments on mortgages and loans payable ($17.7 million) and dividends paid ($20.1 million). For the six months ended June 30, 2003, the

Company’s largest sources of cash for financing activities were proceeds from mortgages and loans ($31.0 million). In the same period, the Company’s primary uses of cash for financing activities were principal payments on mortgages and loans payable ($36.3 million) and dividends paid ($14.9 million).

On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering ($100.2 million) were used to pay down the Company’s revolving credit facility ($15 million), fund the Decoverly acquisition as well as a portion of the Atlantic Center Plaza acquisition, and for general corporate purposes.

The Company has a $100 million secured revolving credit facility (of which $6.0 million had been borrowed as of June 30, 2004) provided by Fleet Bank. At June 30, 2004, the Company had two buildings in Dallas, Texas, two buildings in Atlanta, Georgia, and two buildings in Rockville, Maryland that were unencumbered. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $85.9 million during the remainder of calendar year 2004, including a $77.0 million mortgage note payable to Column Financial maturing in December 2004, that has three one-year extension options available. The Company intends to exercise these options.

On April 21, 2004, the Company amended and extended the loan agreement governing its $75.9 million loan with MetLife assumed in connection with the acquisition of Atlantic Center Plaza. As part of the amendment, the existing variable interest rate (LIBOR plus 160 basis points) will remain in place until December 31, 2004 and the Company will draw an additional $4.1 million prior to December 31, 2004. Effective January 1, 2005, the rate will be fixed at 5.49% until January 1, 2015.

The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are available for issuance from time to time by the Company. At June 30, 2004, the Company had $500 million available under this shelf registration for future issuances of securities. The amount and timing of future sales of Company securities will depend on market conditions, operating cash flow, asset sales and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early repayment of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes.

CONTRACTUAL OBLIGATIONS
(In thousands)

		Less than			More than
		One			Five
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$472,866	$83,000	$120,160	$192,390	$77,316
Purchase Obligations (a)	1,600	1,600

(a) This purchase obligation consists of a contractual commitment related to the renovation of The Lakes on Post Oak in Houston, Texas.

In connection with the loan of the Lakes on Post Oak, the Company obtained a $1,705,000 letter of credit in lieu of additional cash escrows for tenant improvements and leasing commissions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company currently has a $100 million secured revolving credit facility and term loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company’s interest expense, which would adversely affect the Company’s cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of June 30, 2004, the Company had $160.3 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,603,000. On April 21, 2004, the Company amended its $75.9 million loan, effective January 1, 2005, assumed in connection with its acquisition of Atlantic Center Plaza, to convert to a fixed interest rate of 5.49% and extend the loan maturity date to January 1, 2015.

Additionally, the Company had $312.6 million outstanding under loans with fixed interest rates as of June 30, 2004. The Company may incur additional fixed rate debt in the future to meet its financing needs. Should market interest rates decline, the Company’s use of fixed rate debt financing may result in the recognition of interest expense at rates higher than market rates. If the market interest rate on this fixed rate debt were 100 basis points lower, the Company would forfeit annual interest expense savings of approximately $3,126,000 as compared to variable rate debt financing.

Item 4. Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company’s management, including its chief executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. The Company’s management, including the chief executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls over financial statements or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On June 3, 2004, the Company held its annual meeting of shareholders and acted on the following matters:

(a)	At the meeting, the Company’s shareholders elected Thomas J. Crocker, D. Pike Aloian, Benjamin C. Bishop, Jr., David B. Hiley, Victor A. Hughes, Jr., George F. Staudter, and James C. Teagle to serve a one-year term. The number of votes cast for and withheld for each of the director nominees was as follows:

NOMINEE	FOR	WITHHELD
Thomas J. Crocker	19,560,931	5,080,880
D. Pike Aloian	23,174,530	1,467,281
Benjamin C. Bishop, Jr.	23,167,984	1,473,827
David B. Hiley	16,866,688	7,775,123
Victor A. Huges, Jr.	17,888,953	6,752,858
George F. Staudter	23,167,781	1,474,030
James C. Teagle	16,866,270	7,775,541

(b)	The holders of 24,277,016 shares voted for the ratification of the Board of Director’s selection of Deloitte & Touche, LLP., as the Company’s independent accountants, the holders of 332,517 shares voted against such ratification and the holders of 32,278 shares abstained. As a result, this ratification was approved.

(c)	The holders of 24,179,739 shares voted for the Company’s proposal to amend the Company’s amended and restated articles of incorporation to change to Company’s name to “CRT Properties, Inc.,” the holders of 377,042 shares voted against such amendment and the holders of 85,029 shares abstained. As a result, this amendment was approved.

(d)	The holders of 19,651,910 shares voted for the Company’s proposal to amend the Company’s amended and restated 1998 Equity and Cash Incentive Plan to authorize grants of a new type of stock-based award, the holders of 668,342 shares voted against such amendment and the holders of 154,228 shares abstained. There were 4,167,330 broker non-votes on this proposal. As a result, this amendment was approved.

Item 5. Other Information

(a)	The following table sets forth, with respect to each office project or location at June 30, 2004, gross square feet, rentable square feet, percentage occupied, and the average annual rent per rentable square foot occupied.

				Average
				Annual
	Gross	Rentable		Rent Per
	Square	Square	Percent	Square
Office Project/Location	Feet	Feet (5)	Occupied (1)	Foot (2)
Atlanta Atlantic Center Plaza (3)	507,700	502,579	88%	$26.04
Atlanta Chamblee	1,199,800	1,125,030	92%	18.32
Atlanta Gwinnett	274,400	262,806	88%	19.47
Atlanta McGinnis Park (3)	212,400	202,243	51%	16.41
Atlanta Perimeter	184,000	179,714	57%	20.57
Atlanta Three Ravinia (3)	845,000	804,833	59%	17.68 (4)
Charlotte University	190,600	182,891	87%	18.20
Charlotte Vanguard	548,200	526,374	53%	15.16
Dallas Cigna Plaza (3)	133,600	127,226	92%	22.84
Dallas Tollway Crossing (3)	159,800	152,163	100%	22.87
Houston Post Oak (3)	1,265,000	1,204,748	71%	17.91
Jacksonville Baymeadows	793,400	751,388	96%	13.61 (4)
Jacksonville JTB	436,000	416,773	100%	12.65 (4)
Memphis Germantown	562,600	533,017	85%	17.95
Orlando Central	699,700	616,656	88%	16.59
Orlando Lake Mary	318,000	303,546	66%	19.00
Orlando University	405,200	383,664	74%	19.85
Richmond Paragon	154,300	145,127	91%	19.51
St. Petersburg	715,500	668,335	87%	16.76
Tallahassee	960,300	835,699	70%	17.50
Washington D.C. Decoverly (3)	162,500	154,787	92%	23.55

Total	10,728,000	10,079,599

Weighted Average – Total Company			80%	$17.89

Weighted Average – Same Store			83%	$16.93

Weighted Average – Acquisition			73%	$20.29

(1)	The percent occupied rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for an office project or location as of June 30, 2004 by (b) the rentable square feet applicable to such total annualized rents.

(3)	Properties acquired subsequent to January 1, 2002.

(4)	Includes the effect of “triple net” leases where tenants pay substantially all operating costs in addition to base rent.

(5)	Does not include investment in unconsolidated affiliate that contains 325,583 of rentable square feet and was 85% occupied at June 30, 2004.

(b)	The following schedule sets forth for all of the Company’s buildings (i) the number of leases which will expire during the remainder of calendar year 2004 (without regard to any renewals), calendar years 2005 through 2012, and years subsequent to 2012, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on June 30, 2004 and on the terms of leases in effect as of June 30, 2004, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 54.0 percent of the Company’s rentable square feet which were scheduled to expire during the six months ended June 30, 2004.

			Percentage of	Average		Percentage
			Total Square	Annual Rent	Total	of Total
	Number of	Number of	Feet Leased	per Square	Annualized	Annual Rents
	Leases	Square Feet	Represented by	Foot Under	Rents Under	Represented by
Period	Expiring	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases
2004	204	907,977	11.3%	$17.33	$15,735,428	11.0%
2005	195	981,380	12.2%	17.40	17,076,764	11.9%
2006	180	1,176,315	14.7%	18.26	21,474,174	15.0%
2007	135	1,213,919	15.1%	17.84	21,659,581	15.1%
2008	92	986,259	12.3%	18.19	17,941,089	12.5%
2009	63	1,353,348	16.9%	18.22	24,664,356	17.2%
2010	20	236,436	3.0%	16.70	3,948,394	2.8%
2011	13	209,073	2.6%	14.03	2,934,186	2.0%
2012	10	168,128	2.1%	23.95	4,026,551	2.8%
Thereafter	13	780,101	9.8%	17.82	13,898,966	9.7%

Total	925	8,012,936	100.0%	$17.89	$143,359,489	100.0%

(c)	Funds From Operations (“FFO”) is a non-GAAP financial measure. The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. Real estate asset values increase or decrease with market conditions. Consequently, FFO may be a useful measure in evaluating the Company’s operating performance by disregarding historical cost depreciation.

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

The following presents the Company’s reconciliation of net income available to common shareholders to FFO for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months
	Ended June 30,
	2004	2003
	(in thousands)
Net income available to common shareholders	$2,999	$3,450
Real estate related depreciation	8,909	7,390
Real estate related depreciation – unconsolidated affiliate	170	—
Real estate related amortization – deferred tenant costs	718	432
Real estate related amortization – fair value of acquired leases	179	432
Gain on sale of non-operating assets		(589)

Funds from operations	$12,975	$11,115

	Six Months
	Ended June 30,
	2004	2003
	(in thousands)
Net income available to common shareholders	$6,245	$7,721
Real estate related depreciation	17,256	14,581
Real estate related depreciation – unconsolidated affiliate	271	—
Real estate related amortization – deferred tenant costs	1,327	828
Real estate related amortization – fair value of acquired leases	316	924
Gain on sale of non-operating assets	—	(589)

Funds from operations	$25,415	$23,465

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number	Description

15	Letter re: Unaudited interim financial information.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K

On April 1, 2004, the Company furnished a Form 8-K (dated March 29, 2004) providing under Item 9, Regulation FD Disclosure, announced that its Three Ravinia Building had been named Atlanta’s Office Building of the Year, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated March 29, 2004.

On April 8, 2004, the Company filed a Form 8-K (dated April 2, 2004), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of the Decoverly Office Park in Rockville, Maryland, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated April 5, 2004.

On April 26, 2004, the Company furnished a Form 8-K (dated April 26, 2004), reporting under Item 9, Regulation FD Disclosure, announced that it had amended its loan agreement with Metropolitan Life Insurance Company assumed by the Company in connection with its acquisition of Atlantic Center Plaza, providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated April 26, 2004.

On May 5, 2004, the Company furnished a Form 8-K (dated May 3, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly results for the period ended March 31, 2004, and related supplemental information, dated March 31, 2004, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated May 3, 2004 and related supplemental information.

On May 12, 2004, the Company furnished a Form 8-K (dated May 12, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement that its Board of Directors had approved an amendment to the Company’s Shareholder Rights Plan, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated May 12, 2004.

On May 24, 2004, the Company filed a Form 8-K (dated December 30, 2003) providing under Item 7, Financial Statements and Exhibits, the Metropolitan Life Insurance Company loan modification agreements.

On May 27, 2004, the Company filed a Form 8-K (dated May 12, 2004), reporting under Item 5, Other Events and Required FD Disclosure, the announcement that the Company had amended its Common Stock Rights Agreement and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. By Laws, as Amended and Restated on May 12, 2004 and the Eighth Amendment to Koger Equity, Inc. Common Stock Rights Agreement, dated as of May 12, 2004.

On May 27, 2004, the Company furnished a Form 8-K (dated May 26, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend on preferred stock, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated May 26, 2004.

On June 1, 2004, the Company filed a Form 8-K/A (dated April 2, 2004) amending Form 8-K filed on April 8, 2004 (dated April 2, 2004), reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of the Decoverly Office Park in Rockville, Maryland and including under Item 7, Financial Statements and Exhibits, (a) Financial Statements of real estate acquired, (b) pro forma financial information, and (c) the Koger Equity, Inc. News Release, dated April 5, 2004, incorporated by reference.

On June 4, 2004, the Company furnished a Form 8-K (dated June 3, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of a quarterly dividend on common stock, and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated June 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRT PROPERTIES, INC. Registrant
Dated: August 4, 2004	/s/ Steven A. Abney
Steven A. Abney
Vice President, Finance and Chief Accounting Officer (Principal Financial Officer) CRT Properties, Inc.