Form 10-Q
period 2004-09-30
CRT PROPERTIES INC
filed 2004-11-08
CIK 835664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 1-9997

CRT PROPERTIES, INC.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at October 29, 2004 26,862,347 shares

CRT PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CRT Properties, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of CRT Properties, Inc. and subsidiaries (the “Company”), formerly Koger Equity, Inc. and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, of changes in shareholders’ equity for the nine-month period ended September 30, 2004 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP
West Palm Beach, Florida
November 1, 2004

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Real Estate Investments:
Operating properties:
Land	$149,853	$119,973
Buildings	1,016,263	838,430
Furniture and equipment	3,734	3,599
Accumulated depreciation	(205,843)	(179,569)

Operating properties, net	964,007	782,433
Undeveloped land held for investment	14,575	10,975
Undeveloped land held for sale	3,039	3,041
Cash and cash equivalents	4,845	9,163
Restricted cash	14,024	11,114
Accounts receivable, net of allowance for uncollectible accounts of $1,196 and $939	19,378	16,236
Investment in unconsolidated entity	3,240	—
Other assets	30,935	15,239

TOTAL ASSETS	$1,054,043	$848,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and loans payable	$517,025	$408,716
Accounts payable	2,784	4,299
Accrued real estate taxes payable	10,850	1,853
Accrued liabilities — other	11,108	11,016
Dividends payable	9,700	7,824
Advance rents and security deposits	7,016	6,846

Total Liabilities	558,483	440,554

Minority interest	6,844	4,672

Shareholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; liquidation preference of $25 per share; 2,990,000 shares issued and outstanding	30	30
Common stock, $.01 par value; 100,000,000 shares authorized; 35,361,691 and 30,011,225 shares issued; 26,857,025 and 21,495,956 shares outstanding	354	300
Capital in excess of par value	650,131	546,968
Notes receivable from stock sales to related parties	(1,292)	(5,092)
Accumulated other comprehensive loss	(241)	(241)
Dividends in excess of net income	(28,768)	(7,405)
Treasury stock, at cost; 8,504,666 and 8,515,269 shares	(131,498)	(131,585)

Total Shareholders’ Equity	488,716	402,975

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,054,043	$848,201

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUES
Rental and other rental services	$40,974	$35,163	$121,373	$107,407
Management fees	89	—	263	331
Other	—	—	—	5

Total operating revenues	41,063	35,163	121,636	107,743

EXPENSES
Property operations	16,114	13,907	47,686	41,949
Depreciation and amortization	10,479	7,925	29,615	24,537
General and administrative	4,146	2,385	10,157	8,415
Direct costs of management fees	—	—	—	88
Other	47	36	157	103

Total operating expenses	30,786	24,253	87,615	75,092

OPERATING INCOME	10,277	10,910	34,021	32,651

OTHER INCOME AND (EXPENSE)
Equity in earnings of unconsolidated entity	65	—	306	—
Interest income	53	39	315	179
Mortgage and loan interest, including amortization of deferred loan costs of $584 and $370 for the three months and $1,336 and $1,095 for the nine months	(8,155)	(7,289)	(22,981)	(22,059)

Total other income and (expense)	(8,037)	(7,250)	(22,360)	(21,880)

INCOME BEFORE GAIN ON SALE OR DISPOSITION OF ASSETS, INCOME TAXES, AND MINORITY INTEREST	2,240	3,660	11,661	10,771
Gain on sale or disposition of assets	—	—	—	589

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	2,240	3,660	11,661	11,360
Income tax expense (benefit)	—	(1)	—	(22)

NET INCOME BEFORE MINORITY INTEREST	2,240	3,661	11,661	11,382
Minority Interest	72	—	72	—

NET INCOME	2,168	3,661	11,589	11,382
Dividends on preferred stock	(1,588)	(371)	(4,764)	(371)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$580	$3,290	$6,825	$11,011

EARNINGS PER SHARE:
Basic	$0.02	$0.15	$0.26	$0.52

Diluted	$0.02	$0.15	$0.25	$0.52

WEIGHTED AVERAGE SHARES:
Basic	26,855	21,332	26,590	21,314

Diluted	27,180	21,455	26,919	21,377

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Capital in Excess	Notes Receivable	Accumulated Other	Dividends In Excess		Total Share-
	Shares	Par	Shares	Par	of Par	from Stock	Comprehensive	of Net	Treasury	holders’
	Issued	Value	Issued	Value	Value	Sales	Loss	Income	Stock	Equity
BALANCE AT DECEMBER 31, 2003	2,990	$30	30,011	$300	$546,968	$(5,092)	$(241)	$(7,405)	$(131,585)	$402,975
Common stock sold			5,175	52	100,283				87	100,422
Options exercised			175	2	2,880					2,882
Dividends declared								(32,952)		(32,952)
Stock loan repayments						3,800				3,800
Net Income								11,589		11,589

BALANCE AT SEPTEMBER 30, 2004	2,990	$30	35,361	$354	$650,131	$(1,292)	$(241)	$(28,768)	$(131,498)	$488,716

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and In Thousands)

	Nine Months
	Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$11,589	$11,382
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	(306)	—
Minority interest expense	72	—
Depreciation and amortization	29,615	24,537
Amortization of deferred loan costs	1,336	1,095
Provision for uncollectible accounts	388	488
Gain on sale or disposition of assets	—	(589)
Changes in assets and liabilities:
Increase in receivables and other assets	(10,224)	(928)
Increase in accounts payable, accrued liabilities and other liabilities	7,751	6,980

Net cash provided by operating activities	40,221	42,965

INVESTING ACTIVITIES
Property acquisitions	(125,718)	(33,103)
Tenant improvements to first generation space	(6,533)	(3,300)
Tenant improvements to second generation space	(3,106)	(3,448)
Building improvements	(9,975)	(3,857)
Deferred tenant costs	(3,784)	(1,585)
Additions to furniture and equipment	(135)	(213)
Increase in restricted cash	(2,910)	(3,086)
Proceeds from sale of assets	—	1,580
Investment in unconsolidated entity	(2,934)	—

Net cash used in investing activities	(155,095)	(47,012)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,882	317
Proceeds from issuance of preferred stock	—	72,145
Proceeds from sales of common stock	100,422	204
Proceeds from mortgages and loans	82,490	36,000
Principal payments on mortgages and loans payable	(50,055)	(73,570)
Contributions from minority interest	2,100	—
Stock loan repayment	3,800	—
Dividends paid	(31,083)	(22,374)

Net cash provided by financing activities	110,556	12,722

Net (decrease) increase in cash and cash equivalents	(4,318)	8,675
Cash and cash equivalents — beginning of period	9,163	4,627

Cash and cash equivalents — end of period	$4,845	$13,302

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$5	$—

Cash paid during the period for interest	$21,456	$20,757

Non cash item-assumption of debt from real estate acquisitions	$75,874	$—

Non cash item-issuance of limited partner units for real estate acquisitions	$2,041	$—

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

     1. ORGANIZATION. CRT Properties, Inc. (“CRT” or the “Company”), a Florida corporation formerly known as Koger Equity, Inc., was incorporated in 1988 to own and manage commercial office buildings and other income-producing properties. CRT is a self-administered and self-managed real estate investment trust (a “REIT”) and its common stock and preferred stock are listed on the New York Stock Exchange under the ticker symbol “CRO” and “CROPRA”, respectively. As of September 30, 2004, CRT owned or had interests in 134 office buildings containing 10.8 million rentable square feet, primarily located within 21 suburban office projects and two urban centers in 12 metropolitan areas in the Southeastern United States, Maryland and Texas.

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

All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to the current year presentation. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for future periods or for the full year.

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

In December 2003, FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” was issued. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company’s adoption of FIN 46(R) has not had a material impact on its consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The Company adopted SFAS No. 150 effective July 1, 2003. The Company’s adoption of SFAS No. 150 has not had a material impact on its consolidated financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative guidance. The Company’s adoption of SAB No. 104 did not have a material impact on its consolidated financial statements.

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

     Acquisitions of Real Estate. The Company assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. Results of operations of acquired entities are included in consolidated earnings from the date of acquisition. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals.

     Depreciation and Amortization. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives of 3 to 39 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on the Company’s estimates. If the Company were to allocate acquisition costs inappropriately to buildings or to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases.

     Impairment of Long-Lived Assets. The Company’s long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the quarter and nine months ended September 30, 2004, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

     Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For the quarters ended September 30, 2004 and 2003, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $1,492,000 and $802,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. For the nine months ended September 30, 2004 and 2003, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $4,148,000 and $3,172,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

The Company has historically generated management fees and leasing commissions by providing on-site property management and leasing services to a limited number of third party owners. Management fees are generally earned monthly and are based on a percentage of the managed properties’ monthly rental and other operating revenues. Leasing commissions are earned when the Company, on behalf of the third party owner, negotiates or assists in the negotiation of new leases, renewals and expansions of existing leases, and are generally based on a percentage of rents to be received under the initial term of the respective leases.

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

To maintain qualification as a REIT, the Company must, among other requirements, distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax at the REIT level; however, undistributed capital gains are taxed at the REIT level. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and will not be able to qualify as a REIT for four subsequent taxable years. Although CRT Realty Services, Inc. (“CRTRSI”), a taxable REIT subsidiary, is consolidated with the Company for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns.

     Stock Options. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. As a result, there were no stock options charged to income during the three and nine months ended September 30, 2004 and 2003. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share as follows:

	Three Months
	Ended September 30,
	2004	2003
Net income — As reported	$2,168,000	$3,661,000
Dividends on preferred shares	(1,588,000)	(371,000)
Stock-based employee compensation expense determined under fair value method for all forfeitures (awards)	—	(364,000)

Pro forma net income	$580,000	$2,926,000

EARNINGS PER SHARE:
Basic-as reported	$0.02	$0.15

Basic-pro forma	$0.02	$0.14

Diluted-as reported	$0.02	$0.15

Diluted-pro forma	$0.02	$0.14

	Nine Months
	Ended September 30,
	2004	2003
Net income — As reported	$11,589,000	$11,382,000
Dividends on preferred shares	(4,764,000)	(371,000)
Stock-based employee compensation expense determined under fair value method for all forfeitures (awards)	94,000	(791,000)

Pro forma net income	$6,919,000	$10,220,000

EARNINGS PER SHARE:
Basic-as reported	$0.26	$0.52

Basic-pro forma	$0.26	$0.48

Diluted-as reported	$0.25	$0.52

Diluted-pro forma	$0.26	$0.48

     Investment in Unconsolidated Entity. The Company accounts for an investment in an unconsolidated entity using the equity method of accounting, as it does not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of the joint venture are not included in the Company’s balance sheet. FASB Interpretation (“FIN”) No. 46®, “Consolidation of Variable Interest Entities,” requires existing unconsolidated Variable Interest Entities (“VIE”) to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both. The Company accounts for its investment in an unconsolidated entity using the equity method of accounting rather than consolidation under FIN 46® since the Company has determined that it is not the primary beneficiary of the entity. This investment was initially recorded at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

     Fair Value of Financial Instruments. The Company believes the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on an estimated market interest rate of 8.0 percent, the fair value of the Company’s mortgages and loans payable would be approximately $531.2 million at September 30, 2004.

     Fair Value of In-Place Leases. SFAS No. 142 “Goodwill and Other Intangible Assets,” requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. The Company intends to amortize these intangible assets on a straight-line basis over the remaining term of the existing leases (generally averages 4 to 5 years). As of September 30, 2004, the Company had recorded as intangible assets (before accumulated amortization), the estimated value of leases in place as follows (in thousands):

As of
September 30,2004
Three Ravinia	$274,000
The Lakes on Post Oak	1,500,000
Tollway Crossing	272,000
CIGNA Plaza	228,000
Atlantic Center Plaza	9,401,000
McGinnis Park	329,000

Total fair value of leases	$12,004,000

The Company is currently evaluating any other intangible assets that may have arisen resulting from its more recent acquisitions including the Decoverly Office Park in Rockville, Maryland, Baymeadows Way in Jacksonville, Florida, and Westchase Corporate Center in Houston, Texas.

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

4. STATEMENTS OF CASH FLOWS. On January 13, 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering ($100.2 million) were used to pay down the Company’s revolving credit facility ($15 million), fund the Decoverly acquisition ($42.2 million) as well as a portion of the Atlantic Center Plaza acquisition ($40.5 million) and for general corporate purposes. On January 27, 2004, the Company acquired Atlantic Center Plaza, a twenty-three story 502,000 square foot office building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.6% at September 30, 2004) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds ($40.5 million) from its January 2004 common stock offering.

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

On July 23, 2004 the Company acquired a five-story, 224,000 square foot, single-tenant, class “A” office building located at 7777 Baymeadows Way in Jacksonville, Florida, for a purchase price of $20.8 million, plus closing and other costs. As part of this transaction, the Company issued 33,202 DownREIT limited partnership units in exchange for a $760,985 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $154,107 from an unrelated third party. This building also has an adjacent six-story parking garage. The acquisition of the Baymeadows Way property was financed in part with the proceeds of a secured loan in the amount of approximately $13.8 million, which bears interest at a fixed rate of 5.55% and matures in 2014.

On August 16, 2004, the Company acquired the Westchase Corporate Center located in Houston, Texas; a six-story, 184,000 square foot, class “A” office building for a purchase price of $20.3 million, plus closing and other costs. As part of this transaction, the Company issued 28,584 DownREIT limited partnership units in exchange for a $639,015 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $545,893 from an unrelated third party. The Company financed the acquisition of the Westchase property in part with the proceeds of a secured loan totaling approximately $15.2 million, which bears interest at a fixed rate of 5.39% and matures in 2014.

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

For the three and nine months ended September 30, 2004 and 2003, earnings per common share is calculated as follows (in thousands except per share data):

	Three Months
	Ended September 30,
	2004	2003
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income available to common shareholders	$580	$3,290

Shares:
Weighted average number of common shares outstanding – Basic	26,855	21,332

EARNINGS PER SHARE – BASIC	$0.02	$0.15

Shares:
Weighted average number of common shares outstanding – Basic	26,855	21,332
Effect of dilutive securities (a):
Stock options	325	123

Adjusted weighted average common shares – Diluted	27,180	21,455

EARNINGS PER SHARE – DILUTED	$0.02	$0.15

	Nine Months
	Ended September 30,
	2004	2003
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income available to common shareholders	$6,825	$11,011

Shares:
Weighted average number of common shares outstanding – Basic	26,590	21,314

EARNINGS PER SHARE – BASIC	$0.26	$0.52

Shares:
Weighted average number of common shares outstanding – Basic	26,590	21,314
Effect of dilutive securities (a):
Stock options	329	63

Adjusted weighted average common shares – Diluted	26,919	21,377

EARNINGS PER SHARE – DILUTED	$0.25	$0.52

(a) Shares issuable were derived using the “Treasury Stock Method” for all dilutive potential shares. The Company excluded approximately 125,000 antidilutive stock options from the above calculation for the three and nine months ended September 30, 2004.

     6. MORTGAGES AND LOANS PAYABLE. At September 30, 2004, the Company had $517,025,000 of loans outstanding, which are collateralized by mortgages on all but nine of the Company’s buildings. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

Year Ending December 31,
2004	$78,463
2005	6,067
2006	23,657
2007	122,046
2008	89,545
Subsequent Years	197,247

Total	$517,025

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

In August 2004, the Company replaced its previous $100 million secured revolving credit facility, which was scheduled to mature in December 2004, with a new $165 million secured revolving credit facility, which has a three-year term and a one-year extension option and is scheduled to expire on August 23, 2007.

     7. DIVIDENDS. The Company paid quarterly dividends on its common stock of $0.35 per share on February 5, 2004, May 6, 2004, and August 5, 2004, to shareholders of record on December 31, 2003, March 31, 2004, and June 30, 2004, respectively. During the quarter ended September 30, 2004, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.35 per share payable on October 31, 2004, to shareholders of record on September 30, 2004.

On February 17, 2004, the Company’s Board of Directors declared a dividend on its preferred stock of $0.53125 per share paid on March 15, 2004, to shareholders of record on March 1, 2004. This preferred dividend covered the period December 15, 2003 through March 14, 2004. On May 26, 2004, the Company’s Board of Directors declared a dividend on its preferred stock of $0.53125 per share paid on June 15, 2004, to shareholders of record on June 1, 2004. This preferred dividend covered the period March 15, 2004 through June 14, 2004. On August 26, 2004, the Company’s Board of Directors declared a dividend on its preferred stock of $0.53125 per share paid on September 15, 2004, to shareholders of record on September 1, 2004. This preferred dividend covered the period June 15, 2004 through September 14, 2004.

     8. SEGMENT REPORTING. The Company operates in one business segment, the ownership and management of commercial real estate. The Company’s primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. As of September 30, 2004, all of the Company’s operations were located in the Southeastern United States, Maryland and Texas.

     9. NOTES RECEIVABLE FROM STOCK SALES. On February 17, 2000, and in conjunction with the Company’s plan (the “Repurchase Plan”) to repurchase up to 2.65 million shares of common stock (the “Shares”), the Company entered into an agreement to, from time to time, loan to Mr. Thomas J. Crocker, Chief Executive Officer, and Mr. Robert E. Onisko, former Chief Financial Officer (collectively, the “Officers”), certain amounts in connection with their purchase of up to 500,000 shares and 150,000 shares, respectively, of the Company’s common stock (collectively the “Loan Stock”). For Loan Stock purchases consummated pursuant to the Company’s 1998 Equity and Cash Incentive Plan, the Company had agreed to advance up to 100% of the purchase price of the shares. For Loan Stock purchases consummated in the open market or pursuant to the Repurchase Plan, the Company had agreed to advance up to 50% of the purchase price of the shares. Each Officer’s loan was collateralized by any Loan Stock purchased by such Officer. Aside from an Officer’s equity interest in Loan Shares, the Company has limited or no personal recourse against an Officer for the principal amount of any outstanding loan balance. The Officers, under the terms of the plan, are personally obligated to make any and all interest payments. Each loan bears interest at 150 basis points over the applicable LIBOR rate, which interest is payable quarterly. The outstanding principal amount of each loan and all accrued but unpaid interest is due on the earlier of (i) February 17, 2010 or (ii) the second anniversary of the Officer’s termination by the Company for cause. During the three and nine months ended September 30, 2004, Thomas J. Crocker made interest payments of $7,524 and $56,881 and Robert E. Onisko made interest payments of $9,052 and $25,834, respectively. As of July 1, 2004, Mr. Crocker had purchased 320,370 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $3,800,000 all of which had been repaid as of July 26, 2004. For some time, the Company’s Board of Directors has considered the possibility of eliminating any further commitment to loan funds to Mr. Crocker and to have Mr. Crocker’s loans repaid in full, in the belief that eliminating this arrangement would be in the Company’s best interest. Based on a proposal initially submitted by Mr. Crocker and approved by a special committee comprised of the Company’s independent directors as well as the Company’s entire board of directors, on July 16, 2004, the Company and Mr. Crocker entered into a definitive agreement whereby: (1) Mr. Crocker agreed to repay the outstanding loans and terminate his rights to future loans upon the acquisition of the Baymeadows property; (2) the Company agreed to make a one time payment of $540,000 to Mr. Crocker as additional compensation to defray a portion of the costs and expenses incurred by Mr. Crocker in connection with his negotiation of the agreement with the Company; and (3) the Company and Mr. Crocker agreed to co-invest in a joint venture to acquire the Baymeadows and Westchase properties (the “Properties”), acquired during the quarter ended September 30, 2004. The joint venture arrangement between the Company and Mr. Crocker was created in part to effect for the benefit of Mr. Crocker a tax-deferred, like-kind exchange of a hotel in Boca Raton, Florida for the Properties. This arrangement requires the Company to protect Mr. Crocker’s ability to defer recognition of taxable gains through certain restrictions on the Company’s ability to sell or finance the Properties. Mr. Crocker contributed $1.4 million and owns approximately 10% of the joint venture in the form of a DownREIT limited partnership interest. The one time payment of $540,000 was made to Mr. Crocker on July 30, 2004. Mr. Crocker repaid his outstanding loans in full on July 26, 2004. The arrangements above are described in detail in a Form 8-K filed by the Company on July 30, 2004. As of September 30, 2004, Mr. Onisko has purchased 102,490 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $1,292,000. The Company has no discretion or termination right under this agreement since the Company’s loan to Mr. Onisko was made under the terms of a contract which precedes the Sarbanes-Oxley Act.

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

     11. SUBSEQUENT EVENTS. On October 4, 2004, the Company sold approximately 14.5 acres of undeveloped land located across the street from its Atlanta Gwinnet Center for approximately $3.25 million. This transaction resulted in a gain of approximately $293,000.

On September 30, 2004, the Company entered into a purchase and sale agreement with East Las Olas Investors II, WLD Realty, Ltd., and Halmos Holdings, Inc. to acquire the partnership interests in two class “A” office buildings located in the central business district of Fort Lauderdale, Florida. On October 15, 2004, after further discussions between the parties, the purchase price was fixed at $138.6 million (plus closing and other costs) and the Company deposited $5 million in earnest money. The office buildings, known as the Las Olas Centre, comprise approximately 470,000 rentable square feet and, as of September 30, 2004, was 87% occupied. The transaction is expected to close during the fourth quarter of 2004 and will be financed with a 10-year, $99 million fixed interest rate loan with the remainder to be drawn on the Company’s line of credit.

On October 14, 2004, the Company announced plans to develop a $90 million, 20-story, 335,000-square-foot, class “A” office tower in a joint venture with The Related Companies of New York.

On November 2, 2004, the Company entered into a purchase and sale agreement with the WHML-S Real Estate Limited Partnership to acquire a 437,000 rentable square foot class “A” office building for a purchase price of approximately $39 million (plus closing and other costs). The building, located in Dallas, Texas, is comprised of two interconnected towers consisting of Tower 1 with 8 floors, and Tower 2 with 11 floors, and is situated on approximately 10.1 acres with an attached four-story parking garage. In connection with this acquisition, the Company will enter into a joint venture with Wilcox Capital Group, whereby the Company will own 75% of the venture. Pending the Company’s successful completion of due diligence on the property, the acquisition of Signature Place would be expected to close during the fourth quarter of 2004 and will be financed with proceeds from a non-recourse mortgage and the balance of the equity required of the Company will be drawn on the Company’s revolving line of credit. As of September 30, 2004, the Signature Place office building was 65% leased.

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

CRT’s revenues are dependent in part on the occupancy of its portfolio of office buildings. Over the past few years, as a struggling national economy resulted in white-collar job losses and a general oversupply of office space in many markets, occupancy rates declined in most of the markets CRT serves. The office building sector continues to experience comparatively low occupancy rates in most markets. As of September 30, 2004, CRT’s portfolio was 80% occupied compared to 82% as of September 30, 2003 and 81% as of December 31, 2003. CRT uses numerous approaches to maintain and increase occupancy, including prioritizing efforts to retain existing tenants, using rental concessions such as free rent and improvement allowances, offering market-specific broker incentives and employing highly skilled and proactive management and leasing professionals.

CRT’s leases have an overall average lease term of approximately five years. In any given year, the Company generally renews over half of its expiring office leases; however, for those office leases that are not renewed, the Company must remarket the vacated office space. Since rental rates generally decline as vacancy rates increase (and vice versa), the Company may lease the vacated space at terms less favorable than the terms of the expired lease. The amount of rental concessions given, such as free rent or improvement allowances, will also impact effective rental rates.

On September 11, 2003, the Company acquired Tollway Crossing (a three-story building) and CIGNA Plaza (a five-story building) in Dallas, Texas for approximately $33.1 million. The two office buildings combined contain approximately 280,000 square feet of rentable space. The funds required for this acquisition were provided by the proceeds from the Company’s September 10, 2003 preferred stock issuance. As of September 30, 2004, Tollway Crossing and CIGNA Plaza were 100% and 95% occupied, respectively.

On December 30, 2003, the Company completed a joint venture agreement with Triangle W/Development to acquire a 75% interest in two five-story office buildings encompassing 202,000 square feet and 8.5 acres of undeveloped land suitable for development located in the McGinnis Park office complex in Atlanta, Georgia. The Company contributed approximately $13.9 million to pay off an existing mortgage plus an additional amount for closing costs and working capital, funded from its secured line of credit. The joint venture assumed an existing mortgage on the undeveloped land of approximately $978,000. As of September 30, 2004, the McGinnis Park office buildings were 58% leased.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a twenty-three story 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. As of September 30, 2004, approximately 88% of the property’s rentable space was leased. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR (1.65% at September 30, 2004) plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds from its January 2004 common stock offering.

On April 2, 2004, the Company acquired four properties, including two Class A four-story office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two three-story office buildings aggregate approximately 155,000 square feet of rentable space and were 93% occupied as of September 30, 2004. The undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The funds required for this acquisition were provided by the proceeds from the Company’s January 2004 common stock offering.

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

On July 23, 2004 the Company acquired a five-story, 224,000 square foot, single-tenant, class “A” office building located at 7777 Baymeadows Way in Jacksonville, Florida, for a purchase price of $20.8 million, plus closing and other costs. As part of this transaction, the Company issued 33,202 DownREIT limited partnership units in exchange for a $760,985 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $154,107 from an unrelated third party. This building also has an adjacent six-story parking garage. The acquisition of the Baymeadows Way property was financed in part with the proceeds of a secured loan in the amount of approximately $13.8 million, which bears interest at a fixed rate of 5.55% and matures in 2014.

On August 16, 2004, the Company acquired the Westchase Corporate Center located in Houston, Texas; a six-story, 184,000 square foot, class “A” office building for a purchase price of $20.3 million, plus closing and other costs. As part of this transaction, the Company issued 28,584 DownREIT limited partnership units in exchange for a $639,015 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $545,893 from an unrelated third party. The Company financed the acquisition of the Westchase property in part with the proceeds of a secured loan totaling approximately $15.2 million, which bears interest at a fixed rate of 5.39% and matures in 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements that appear elsewhere in this quarterly report on Form 10-Q. A full summary of the significant accounting policies used in preparing the consolidated financial statements is set forth in Note 3 to those statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from estimates made. The Company believes that the specific accounting policies discussed below are critical in preparing its consolidated financial statements due to the increased level of assumptions used or estimates made in determining their impact on its consolidated financial statements.

     Revenue Recognition. The Company generates principally all of its operating revenues from leasing space to various tenants in office buildings owned by the Company. Tenants include for-profit companies across a number of industries as well as various federal and state departments and agencies. The Company’s twenty five largest tenants comprise over half of the Company’s occupied space and generate over half of the Company’s annual operating revenues. Rental income generally commences at the inception of the lease (as opposed to actual move-in date) and is recognized based on the terms of the individual leases. Many of the Company’s leases call for annual fixed increases in rental payments and in such case, rental income is recognized over the terms of the lease on a straight-line basis. Certain other leases call for annual increases based upon an inflation index, such as the Consumer Price Index. For these leases, since the annual dollar increase in rental income cannot be determined at the inception of the lease, rental income increases each year after applying the inflation index. Where rental concessions (such as free rent) are given to tenants, the Company also recognizes rental income on a straight-line basis over the full term of the leases. The Company may require certain tenants to pay a security deposit in addition to their first month’s rent; the Company records such security deposits as a liability. Many of the Company’s leases require tenants to pay their prorata portion of property operating expenses in addition to their base rent, such amounts typically being in excess of a “base year” amount.

     Impairment or Disposal of Long-Lived Assets. The Company evaluates its real estate assets quarterly to assess whether any impairment indicators are present that affect the recovery of the carrying amount. Changes in the supply or demand of tenants for the Company’s properties could impact its ability to lease available space. Should a significant amount of available space exist for an extended period, the Company’s investment in a particular office building may be impaired.

Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, the Company records assets held for sale at the lower of carrying amount or fair value less costs to sell. With respect to assets classified as operating properties, the Company periodically reviews these assets to determine whether its carrying amount will be recovered. A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value. Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell. If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining estimated holding period are used to determine if the carrying value is recoverable. Upon impairment, the Company would recognize an impairment loss to reduce the carrying value of the long-lived asset to its estimated fair value. The Company’s estimate of fair value and cash flows to be generated from its properties requires it to make assumptions that are highly subjective and based on a variety of factors, including but not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other variables. If one or more assumptions proves incorrect or if the Company’s assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease in net income. No impairment losses were recognized for the nine months ending September 30, 2004.

     Depreciation. Depreciation of buildings and parking garages is computed using the straight-line method over an estimated useful life of 3 to 39 years. Depreciation of building improvements is computed using the straight-line method over the estimated useful life of the improvement. Tenant improvements are generally amortized over the term of the respective leases. If the Company were to incorrectly estimate the useful lives of its operating properties, it may be required to adjust future depreciation expense. Therefore, a change in the estimated useful lives assigned to buildings and improvements would result in either an increase or decrease in depreciation expense, which would result in an increase or decrease in net income.

     Cost of Real Estate Acquired. The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, building improvements and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of in-place leases.

The allocation to intangible assets is based upon various factors including the above or below market component of in–place leases, the value of in-place leases, leasing commissions, legal fees and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets in the balance sheet and are amortized to rental income over the average remaining term of the respective leases. The remaining purchase price is allocated among various categories of tangible assets (building and land) and is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

     Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating expense recoveries due from tenants. Changes in general economic conditions, or in the industries in which our tenants operate, could impact our tenants’ ability to honor their lease obligations, which could in turn affect our recorded revenues and estimates of the collectibility of our receivables. Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease. The Company regularly evaluates the adequacy of its allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. The Company provides an allowance for doubtful accounts for tenant balances that are over 90 days past due and for specific tenant receivables for which collection is considered doubtful. Actual write-offs may differ from these estimates, which could result in an increase or decrease in bad debt expense.

OFF-BALANCE SHEET ARRANGEMENTS

On January 12, 2004, the Company, through a newly formed subsidiary DownREIT limited partnership called Koger BFC, Ltd., acquired all of the partnership interests in Broward Financial Center (“BFC”) in downtown Fort Lauderdale, Florida, in a joint venture with an affiliate of Investcorp Properties Limited of New York (“Investcorp”), for approximately $60.1 million. BFC is a single twenty-four story building containing approximately 326,000 rentable square feet. CRT has a 30% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were owned by entities in which the Company’s Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of the Company’s board of directors and finance committee without the participation of Mr. Crocker. Investcorp, as the joint venture partner acquiring 70% of the economic interests, played a substantial role in negotiating the purchase. The Company acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units will be entitled to receive quarterly distributions equivalent to the quarterly dividend declared on the Company’s common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of the Company’s common stock at the time of redemption and the average per share closing price of the Company’s common stock for the thirty trading days preceding the redemption) or, at the Company’s option, shares of the Company’s common stock (one share of the Company’s common stock per Unit). The Company’s total investment in this joint venture is $5.3 million including DownREIT minority contributions ($2.1 million) and closing costs. The Company accounts for this investment using the equity method of accounting as it does not have a controlling interest over the operating and financial policies of the joint venture, nor is it the primary beneficiary under FIN 46®. As a result, the assets and liabilities of this joint venture are not included in the Company’s balance sheet. This investment was recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

RECENT DEVELOPMENTS

On October 4, 2004, the Company sold approximately 14.5 acres of undeveloped land located across the street from its Atlanta Gwinnet Center for approximately $3.25 million. This transaction resulted in a gain of approximately $293,000.

On September 30, 2004, the Company entered into a purchase and sale agreement with East Las Olas Investors II, WLD Realty, Ltd., and Halmos Holdings, Inc. to acquire the partnership interests in two class “A” office buildings located in the central business district of Fort Lauderdale, Florida. On October 15, 2004, after further discussions between the parties, the purchase price was fixed at $138.6 million (plus closing and other costs) and the Company deposited $5 million in earnest money. The office buildings, known as the Las Olas Centre, comprise approximately 470,000 rentable square feet and, as of September 30, 2004, was 87% occupied. The transaction is expected to close during the fourth quarter of 2004 and will be financed with a 10-year, $99 million fixed interest rate loan with the remainder to be drawn on the Company’s line of credit.

On October 14, 2004, the Company announced plans to develop a $90 million, 20-story, 335,000-square-foot, class “A” office tower in a joint venture with The Related Companies of New York.

On November 2, 2004, the Company entered into a purchase and sale agreement with the WHML-S Real Estate Limited Partnership to acquire a 437,000 rentable square foot class “A” office building for a purchase price of approximately $39 million (plus closing and other costs). The building, located in Dallas, Texas, is comprised of two interconnected towers consisting of Tower 1 with 8 floors, and Tower 2 with 11 floors, are situated on approximately 10.1 acres with an attached four-story parking garage. In connection with this acquisition, the Company will enter into a joint venture with Wilcox Capital Group, whereby the Company will own 75% of the venture. Pending the Company’s successful completion of due diligence on the property, the acquisition of Signature Place would be expected to close during the fourth quarter of 2004 and will be financed with proceeds from a non-recourse mortgage and the balance of the equity required of the Company will be drawn on the Company’s revolving line of credit. As of September 30, 2004, the Signature Place office building was 65% leased.

RESULTS OF OPERATIONS

Rental and other rental services revenues totaled $40,974,000 for the quarter ended September 30, 2004, compared to $35,163,000 for the quarter ended September 30, 2003. Rental and other rental services revenues totaled $121,373,000 for the nine months ended September 30, 2004, compared to $107,407,000 for the nine months ended September 30, 2003. These increases resulted primarily from an increase in revenues resulting from the acquisition of Atlantic Center Plaza in January 2004 ($3,862,000 and $9,904,000 for the quarter and nine months ended September 30, 2004, respectively), CIGNA Plaza and Tollway Crossing in September 2003 ($1,171,000 and $4,600,000 for the quarter and nine months ended September 30, 2004, respectively), Decoverly in April 2004 ($1,240,000 and $2,376,000 for the quarter and nine months ended September 30, 2004, respectively), Westchase Corporate Center and Baymeadows Way during the third quarter of 2004 ($945,000 for the quarter and nine months ended September 30, 2004, respectively) and McGinnis Park in December 2003 ($510,000 and $1,571,000 for the quarter and nine months ended September 30, 2004, respectively). The effect of this increase was partially offset by a decrease in rental revenues from the Lakes on Post Oak property acquired in December 2002 ($172,000 and $1,315,000 for the quarter and nine months ended September 30, 2004, respectively), the Three Ravinia Drive property acquired in January 2002 ($480,000 and $1,008,000 for the quarter and nine months ended September 30, 2004, respectively), and a decline in rental revenues from the Company’s portfolio of assets acquired prior to January 1, 2002 of $1,403,000 and $3,523,000 for the quarter and nine months ended September 30, 2004, respectively, as compared to the same period in 2003. At September 30, 2004, the Company’s buildings were on average 80 percent occupied with an average rental rate of $17.71 per rentable square foot. At September 30, 2003, the Company’s buildings were on average 82 percent occupied with an average rental rate of $17.28 per rentable square foot.

Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. Property operations expense increased $2,207,000 and $5,737,000 for the three and nine months ended September 30, 2004, compared to the same period in 2003. These increases were due primarily to operations expense resulting from the acquisition of Atlantic Center Plaza in January 2004 ($1,068,000 and $3,310,000 for the quarter and nine months ended September 30, 2004), Decoverly in April 2004 ($435,000 and $830,000 for the quarter and nine months ended September 30, 2004) and CIGNA Plaza and Tollway Crossing in September 2003 ($696,000 and $2,055,000 for the quarter and nine months ended September 30, 2004, respectively). Theses increases were partially offset by a decrease in operating expenses from the Three Ravinia Drive property acquired in January 2002 ($349,000 and $560,000 for the quarter and nine months ended September 30, 2004, respectively.

The amount of property operations expense and its percentage of total rental revenues for the applicable periods are as follows:

		Percent of
		Rental and Other
Period	Amount	Rental Services Revenues
September 30, 2004—Quarter	$16,114,000	39.3%
September 30, 2003—Quarter	$13,907,000	39.6%
September 30, 2004—Nine Months	$47,686,000	39.3%
September 30, 2003—Nine Months	$41,949,000	39.1%

Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company’s depreciable assets, generally 3 to 39 years. Depreciation expense increased $1,722,000 and $4,358,000 for the three and nine months ended September 30, 2004, respectively, compared to the same period in 2003. These increases were due primarily to depreciation resulting from the Company’s acquisition of Atlantic Center Plaza in January 2004 ($962,000 and $2,108,000 for the quarter and nine months ended September 30, 2004, respectively), McGinnis Park in December 2003 ($288,000 and $489,000 for the quarter and nine months ended September 30, 2004, respectively), Decoverly in April 2004 ($146,000 and $292,000 for the quarter and nine months ended September 30, 2004, respectively) and CIGNA Plaza and Tollway Crossing in September 2003 ($171,000 and $512,000 for the quarter and nine months ended September 30, 2004, respectively).

General and administrative expenses increased $1,761,000 and $1,742,000 for the three and nine months ended September 30, 2004, respectively, compared to the same period in 2003. These increases were the result of a one-time payment of $540,000 made during the quarter on behalf of the Company’s Chief Executive Officer (as described in Note 9 to the condensed consolidated financial statements), as well as an overall increase in payroll related costs ($403,000 and $709,000 for the quarter and nine months ended September 30, 2004, respectively) and administrative costs, including costs incurred in connection with changing the Company name and compliance with the Sarbanes-Oxley Act of 2002 ($521,000 and $740,000 for the quarter and nine months ended September 30, 2004, respectively).

Amortization expense increased $832,000 and $720,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same period in 2003. These increases were due primarily to the amortization of the fair value of acquired leases for Atlantic Center Plaza ($667,000 for the three and nine months ended September 30, 2004).

Mortgage and loan interest expense increased $866,000 and $922,000 for the three and nine months ended September 30, 2004, respectively, compared to the same period in 2003. These increases were primarily the result of an increase in interest expense due to a mortgage indebtedness assumed in connection with the acquisition of Atlantic Center Plaza in January 2004 and a decrease in the average outstanding balance on the Company’s line of credit since September 30, 2003.

Net income decreased $1,493,000 for the quarter and increased $207,000 for the nine months ended September 30, 2004, respectively, as compared to the same period in 2003. This quarterly decrease was primarily due to an increase in depreciation and amortization expense and property operating costs incurred in connection with the Company’s recent acquisition of Atlantic Center Plaza. During the third quarter of 2004, the Company completed its evaluation of, and recorded an intangible asset for the fair value of leases acquired in the Atlantic Center Plaza transaction. As a result, the Company recorded $667,000 of additional amortization expense. The Company paid $1,588,000 and $4,764,000 in dividends to preferred shareholders for the quarter and nine months ended September 30, 2004, respectively. No such dividends were paid during the quarter or nine months ended September 30, 2003, since the preferred stock was issued in September 2003. As a result, net income available to common shareholders declined by $2,710,000 and $4,186,000 for the quarter and nine months ended September 30, 2004, respectively, as compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities— During the nine months ended September 30, 2004, the Company generated approximately $40.2 million in net cash from operating activities, approximately $2.7 million less than the comparable period of 2003. The Company’s decreased generation of cash from operations is primarily attributable to an increase in the aggregate rate of accounts receivable and other assets (approximately $9.3 million). The decrease in cash generated by operations was partly offset by an increase in depreciation and amortization (approximately $5.1 million) and a growth in the rate of increases in accounts payable ($771,000).

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

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company’s buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At September 30, 2004, leases representing approximately 5.2 percent of the gross annualized rent from the Company’s properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2004. These scheduled expirations represent leases for space in buildings located in 17 of the 24 centers or locations in which the Company owns buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the nine months ended September 30, 2004, leases were renewed on approximately 58.7 percent of the Company’s rentable square feet that were scheduled to expire during the nine-month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2004 and the competition for tenants in the markets in which the Company operates, the Company has and expects to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

Governmental tenants (including the State of Florida and the United States Government) which account for approximately 19.5 percent of the Company’s occupied space at September 30, 2004 may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to the Company’s rent stream may reduce their current demands, or curtail their future need, for additional office space.

The Company believes that the markets in which it operates provide significant growth potential due to their diverse economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, cash from operations could be reduced if economic conditions result in lower occupancy rates and lower rental income for the Company’s buildings, which may in turn affect the amount of dividends paid by the Company.

     Investing Activities— At September 30, 2004, substantially all of the Company’s invested assets were in real properties or joint ventures invested in real properties and the Company’s primary use of cash for investing activities was property acquisitions. Of the $155.1 million utilized in investing activities in the nine months ended September 30, 2004, $125.7 million was for property acquisitions. An additional $23.4 million was used for tenant and building improvements, as well as deferred tenant costs during the period. Improvements to the Company’s existing properties have been financed through internal operations and lender required escrow accounts for The Lakes on Post Oak.

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

On July 23, 2004 the Company acquired a five-story, 224,000 square foot, single-tenant, class “A” office building located at 7777 Baymeadows Way in Jacksonville, Florida, for a purchase price of $20.8 million, plus closing and other costs. As part of this transaction, the company issued 33,200 Down REIT limited partnership units in exchange for a $760,985 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $154,107 from an unrelated third party. The Company initially allocated approximately $2.4 million and $18.6 million of the net purchase price to value of the acquired land and building, respectively.

On August 16, 2004, the Company acquired the Westchase Corporate Center located in Houston, Texas; a six-story, 184,000 square foot, class “A” office building for a purchase price of $20.3 million, plus closing and other costs. As part of this transaction, the Company issued 28,583 DownREIT limited partnership units in exchange for a $639,015 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $545,893 from an unrelated third party. The Company initially allocated approximately $2.1 million and $18.7 million of the net purchase price to value of the acquired land and building, respectively.

     Financing Activities— The Company generated $110.6 million and $12.7 million of cash in financing activities during the nine months ended September 30, 2004 and September 30, 2003, respectively. For the nine months ended September 30, 2004, the Company’s largest sources of cash from financing activities were proceeds from the sales of common stock ($100.4 million) and proceeds from mortgages and loans ($82.5 million). In the same time period, the Company’s largest uses of cash for financing activities were principal payments on mortgages and loans payable ($50.1 million) and dividends paid ($31.1 million). For the nine months ended September 30, 2003, the Company’s largest sources of cash for financing activities were proceeds from mortgages and loans ($36.0 million) and proceeds from the sale of preferred stock ($72.1 million). In the same period, the Company’s primary uses of cash for financing activities were principal payments on mortgages and loans payable ($73.6 million) and dividends paid ($22.4 million).

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

The Company has a $165 million secured revolving credit facility of which $24.0 million had been borrowed as of September 30, 2004. At September 30, 2004, the Company had a total of nine buildings that were unencumbered consisting of four buildings in Charlotte, North Carolina, one building in Jacksonville, Florida, two buildings in Rockville, Maryland and two buildings in Atlanta, Georgia. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $78.4 million during the remainder of calendar year 2004, including a $77.0 million mortgage note payable to Column Financial maturing in December 2004, which has three one-year extension options available.

On April 21, 2004, the Company amended and extended the loan agreement governing its $75.9 million loan assumed in connection with the acquisition of Atlantic Center Plaza. As part of the amendment, the existing variable interest rate (LIBOR plus 160 basis points) will remain in place until December 31, 2004 and the Company will draw an additional $4.1 million prior to December 31, 2004. Effective January 1, 2005, the rate will be fixed at 5.49% until January 1, 2015.

The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are available for issuance from time to time by the Company. At September 30, 2004, the Company had $500 million available under this shelf registration for future issuances of securities. The amount and timing of future sales of Company securities will depend on market conditions, operating cash flow, asset sales and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early repayment of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes.

CONTRACTUAL OBLIGATIONS
           (In thousands)

		Less than			More than
		One			Five
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations(a)	$517,025	$77,000 (c)	$143,412	$191,747	$104,866
Purchase Obligations (b)	3,000	3,000

(a) Increases in interest rates on variable rate debt could increase the Company’s interest expense and adversely affect cash flow and the ability to pay dividends to shareholders. The Company may be required to purchase interest rate protection products in connection with future variable rate debt, which may further increase borrowing costs. The Company’s use of leverage can adversely impact its operation, cash flow, and ability to make distributions and its financial condition will be negatively impacted if it cannot repay or refinance its indebtedness as it becomes due. The Company is subject to risks normally associated with debt financing, including: the risk that its cash flow will be insufficient to meet required payments of principal and interest; the risk that the existing debt with respect to its properties, which in most cases will not have been fully amortized at maturity, will not be able to be refinanced; and the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of the existing debt.

(b) This purchase obligation consists of a contractual commitment related to the renovation of The Lakes on Post Oak in Houston, Texas. In connection with the loan of the Lakes on Post Oak, the Company obtained a $1,705,000 letter of credit in lieu of additional cash escrows for tenant improvements and leasing commissions.

(c) This variable interest rate debt has three one-year extension options.

In August 2004, the Company replaced its previous $100 million secured revolving credit facility, which was scheduled to mature in December 2004, with a new $165 million secured revolving credit facility, which has a three-year term and a one-year extension option and is scheduled to expire on August 23, 2007.

As of September 30, 2004 and December 31, 2003, the Company’s mortgage notes payable were comprised of the following (in thousands):

	As of	As of
	September 30,	December 31,	Current	Maturity
Mortgage	2004	2003	Interest Rate	Date
Variable rate mortgages (a)	$176,876	$93,468	3.25% to 4.63%	December 2004 to January 2015
Fixed rate mortgages	340,149	315,248	5.26% to 8.33%	December 2006 to September 2014

Total mortgage notes payable	$517,025	$408,716

(a) Effective January 1, 2005, $75,876,000 of the variable rate mortgages will be converted to a 5.49% fixed rate mortgage which has a maturity of January 1, 2005.

The weighted average interest rate on the Company’s mortgages was 6.01% and 6.64% as of September 30, 2004 and December 31, 2003, respectively.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) is a non-GAAP financial measure that is a widely used performance measure for real estate companies and is provided as a supplemental measure of operating performance. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of FFO in order to promote an industry standard measure of REIT financial and operating performance. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Given the nature of the Company’s business as a real estate owner and operator, the Company believes that FFO is helpful to investors as a starting point in measuring its operational performance because in excluding real estate related depreciation and amortization, and gains and losses from sales of property, it provides a supplemental performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. In addition, since most equity REITs provide FFO information to investors, FFO can also be a useful supplemental measure for comparing the Company’s results to other equity REITs.

FFO excludes depreciation and amortization, however, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact the Company’s results from operations, the utility of FFO as a measure of performance is limited. Moreover, while the Company believes its computation of FFO conforms to the NAREIT definition, it may not be comparable to FFO reported by REITs that interpret the definition differently or that do not define FFO in accordance with the NAREIT definition at all. Accordingly, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, and (iii) is not indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions, because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.

The following presents the Company’s reconciliation of net income to FFO available to common shareholders for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months
	Ended September 30,
	2004	2003
	(in thousands)
Net income	$2,168	$3,661
Dividends on preferred stock	(1,588)	(371)
Real estate related depreciation	8,871	7,147
Real estate related depreciation – unconsolidated entity	58	—
Real estate related amortization – deferred tenant costs	692	436
Real estate related amortization – fair value of acquired leases	784	378
Minority interest share of add-backs		55
Gain on sale of non-operating assets	—	—

FFO available to common shareholders	$11,040	$11,251

	Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Net income	$11,589	$11,382
Dividends on preferred stock	(4,764)	(371)
Real estate related depreciation	26,127	21,728
Real estate related depreciation – unconsolidated entity	329	—
Real estate related amortization – deferred tenant costs	2,019	1,264
Real estate related amortization – fair value of acquired leases	1,100	1,303
Minority interest share of add-backs	55
Gain on sale of non-operating assets	—	(589)

FFO available to common shareholders	$36,455	$34,717

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company currently has a $165 million secured revolving credit facility and term loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company’s interest expense, which would adversely affect the Company’s cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of September 30, 2004, the Company had $176.9 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,769,000. On April 21, 2004, the Company amended its $75.9 million loan, effective January 1, 2005, assumed in connection with its acquisition of Atlantic Center Plaza, to convert to a fixed interest rate of 5.49% and extend the loan maturity date to January 1, 2015. Additionally, the Company had $340.1 million outstanding under loans with fixed interest rates as of September 30, 2004. The Company may incur additional fixed rate debt in the future to meet its financing needs. If the market interest rate on this fixed rate debt were 100 basis points lower, the fair value of the Company’s fixed rate debt would increase to $354.3 million.

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

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls over financial statements or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 5. Other Information

(a)	The following table sets forth, with respect to each office project or location at September 30, 2004, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.

				Average
				Annual
	Gross	Rentable		Rent Per
	Square	Square	Percent	Square
Office Project/Location	Feet	Feet (5)	Leased (1)	Foot (2)
Atlanta Atlantic Center Plaza (3)	507,700	501,521	88%	$26.58
Atlanta Chamblee	1,199,800	1,128,607	89%	18.39
Atlanta Gwinnett	274,400	262,806	89%	19.28
Atlanta McGinnis Park (3)	212,400	202,243	58%	17.16
Atlanta Perimeter	184,000	181,862	59%	18.57
Atlanta Three Ravinia (3)	845,000	804,876	63%	17.84 (4)
Charlotte University	190,600	182,891	60%	18.26
Charlotte Vanguard	548,200	526,408	54%	14.91
Dallas Cigna Plaza (3)	133,600	127,226	95%	22.73
Dallas Tollway Crossing (3)	159,800	152,163	100%	22.87
Houston Post Oak (3)	1,265,000	1,201,116	73%	17.88
Houston Westchase Corporate Center (3)	194,000	184,259	94%	22.83
Jacksonville Baymeadows	793,400	751,387	93%	13.46 (4)
Jacksonville Baymeadows Way (3)	236,000	224,281	100%	9.50 (4)
Jacksonville JTB	436,000	416,773	100%	12.52 (4)
Memphis Germantown	562,600	533,017	87%	18.00
Orlando Central	699,700	615,963	82%	16.78
Orlando Lake Mary	318,000	303,546	81%	17.11
Orlando University	405,200	383,749	75%	19.39
Richmond Paragon	154,300	145,127	94%	19.32
St. Petersburg	715,500	672,085	81%	17.00
Tallahassee	960,300	835,840	73%	16.89
Washington D.C. Decoverly (3)	162,500	154,787	93%	24.05

Total	11,158,000	10,492,533

Weighted Average – Total Company			80%	$17.71

Weighted Average – Same Store			81%	$16.76

Weighted Average – Acquisition			78%	$19.67

(1)	The percent leased rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for an office project or location as of September 30, 2004 by (b) the rentable square feet applicable to such total annualized rents.

(3)	Properties acquired subsequent to January 1, 2002.

(4)	Includes the effect of leases where tenants who occupy all or a substantial portion of an entire office building pay substantially all operating costs in addition to base rent.

(5)	Does not include investment in unconsolidated entity that contains 325,583 of rentable square feet and was 86% occupied at September 30, 2004.

(b)	The following schedule sets forth for all of the Company’s buildings (i) the number of leases which will expire during the remainder of calendar year 2004 (without regard to any renewals), calendar years 2005 through 2012, and years subsequent to 2012, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on September 30, 2004 and on the terms of leases in effect as of September 30, 2004, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 58.7 percent of the Company’s rentable square feet which were scheduled to expire during the nine months ended September 30, 2004.

			Percentage of	Average		Percentage
			Total Square	Annual Rent	Total	of Total
	Number of	Number of	Feet Leased	per Square	Annualized	Annual Rents
	Leases	Square Feet	Represented by	Foot Under	Rents Under	Represented by
Period	Expiring	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases
2004	128	455,551	5.4%	$17.12	$7,798,191	5.2%
2005	216	1,033,737	12.3%	17.68	18,275,872	12.3%
2006	184	1,285,672	15.3%	18.23	23,439,615	15.7%
2007	163	1,319,763	15.7%	18.09	23,871,739	16.0%
2008	97	1,059,367	12.6%	18.26	19,313,807	13.0%
2009	81	1,521,710	18.1%	17.72	26,964,830	18.1%
2010	25	265,357	3.2%	16.92	4,488,996	3.0%
2011	18	266,400	3.2%	14.95	3,983,050	2.7%
2012	12	194,474	2.3%	23.00	4,4,72,605	3.0%
Thereafter	14	1,004,382	11.9%	16.21	16,279,998	11.0%

Total	938	8,406,413	100.0%	$17.71	$148,888,703	100.0%

(c)	On September 30, 2004, the Company entered into a purchase and sale agreement with East Las Olas Investors II, WLD Realty, Ltd., and Halmos Holdings, Inc. to acquire the partnership interests in two class “A” office buildings located in the central business district of Fort Lauderdale, Florida. On October 15, 2004, after further discussions between the parties, the purchase price was fixed at $138.6 million (plus closing and other costs) and the Company deposited $5 million in earnest money. The office buildings, known as the Las Olas Centre, comprise approximately 470,000 rentable square feet and, as of September 30, 2004, was 87% occupied. The transaction is expected to close during the fourth quarter of 2004 and will be financed with a 10-year, $99 million fixed interest rate loan with the remainder to be drawn on the Company’s line of credit.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description
10.1	Third Amended and Restated Agreement of Limited Partnership of CRT BMWCX, LTD., dated August 16, 2004, by & between CRTP OP LP, Thomas J. Crocker, CCA III, Inc., and Westchase Corporate Center Associates, LTD.

10.2	Agreement of Sale of Partnership Interests, dated September 30, 2004, by and between Koger Acquisition, LLC, East Las Olas Investors II, WLD Realty, Ltd., and Halmos Holdings, Inc.

10.3	Reinstatement and First Amendment to Agreement of Sale of Partnership Interests, dated October 15, 2004, by & between Koger Acquisition, LLC, East Las Olas Investors II, WLD Realty, Ltd., and Halmos Holdings, Inc.

15	Letter re: Unaudited interim financial information.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On July 1, 2004, the Company filed a Form 8-K (dated June 23, 2004) reporting under Item 5, Other Events, the amendment of its articles of incorporation to change its name to CRT Properties, Inc., and providing under Item 7, Financial Statements and Exhibits, the Koger Equity, Inc. News Release, dated June 23, 2004.

On July 19, 2004, the Company furnished a Form 8-K (dated July 14, 2004), reporting under Item 9, Regulation FD, a) the ringing of the closing bell at the New York Stock Exchange by its CEO, Thomas J. Crocker on Friday, July 16, 2004 and that it would be added to the S&P Small Cap 600 Real Estate Investment Trusts Sub-Industry Index and b) the announcement of its quarterly conference call to discuss second quarter 2004 financial results and providing under Item 7, Financial Statements and Exhibits, a) the CRT Properties, Inc. News Release, dated July 14, 2004 and b) the CRT Properties, Inc. News Release dated July 15, 2004.

On July 30, 2004, the Company filed a Form 8-K (dated July 30, 2004), reporting under Item 5, Other Events, that it terminated its loan commitment to its CEO, Thomas J. Crocker, under a stock purchase loan agreement, with the full amount of outstanding loans paid in cash outlining the steps taken to achieve the loan termination. The Company announced that it completed its acquisition of a mid-rise office building in Jacksonville, Florida, in a deal valued at approximately $20.8 million. The Company also announced that it executed a binding agreement to acquire the Westchase Corporate Center in Houston, Texas, in a deal valued at approximately $19.6 million. The Company provided under Item 7, Financial Statements and Exhibits, the CRT Properties, Inc. News Release, dated July 30, 2004.

On August 5, 2004, the Company furnished a Form 8-K (dated August 3, 2004) reporting under Item 9, Regulation FD Disclosure, the announcement of its quarterly results for the period ended June 30, 2004, and related supplemental information, dated June 30, 2004, and providing under Item 7, Financial Statements and Exhibits, the CRT Properties, Inc. News Release, dated August 3, 2004 and related supplemental information.

On August 26, 2004, the Company furnished a Form 8-K (dated August 24, 2004) reporting under Item 7.01, Regulation FD Disclosure, the closing of a $165 million secured revolving credit facility, and providing under Item 9.01, Financial Statements and Exhibits, the CRT Properties, Inc. News Release, dated August 24, 2004.

On August 31, 2004, the Company furnished a Form 8-K (dated August 26, 2004) reporting under Item 7.01, Regulation FD Disclosure, the announcement of a quarterly dividend on preferred stock, and providing under Item 7, Financial Statements and Exhibits, the CRT Properties, Inc. News Release, dated August 26, 2004.

On September 20, 2004, the Company furnished a Form 8-K (dated September 17, 2004) reporting under Item 7.01, Regulation FD Disclosure, the announcement of a quarterly dividend on common stock, and providing under Item 7, Financial Statements and Exhibits, the CRT Properties, Inc. News Release, dated September 17, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRT PROPERTIES, INC. Registrant
Dated: November 8, 2004	/s/ Steven A. Abney Steven A. Abney Vice President, Finance and Chief Accounting Officer (Principal Financial Officer) CRT Properties, Inc.