Form 10-K
period 2004-12-31
CRT PROPERTIES INC
filed 2005-03-16
CIK 835664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-9997

CRT PROPERTIES, INC.
(Exact name of Registrant as specified in its Charter)

FLORIDA	59-2898045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 NE Mizner Blvd., Suite 200
Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 395-9666

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
1. Common Stock, Par Value $.01	New York Stock Exchange
2. Common Stock Purchase Rights	New York Stock Exchange
3. 8-1/2% Series A Cumulative Redeemable Preferred Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 was approximately $602,192,768 based upon the last reported sale price of $23.12 on the New York Stock Exchange on such date.

The number of shares of registrant’s Common Stock outstanding on February 28, 2005 was 31,816,244.

Documents Incorporated by Reference

Portions of the proxy statement for the Annual Meeting of Shareholders to be held in 2005 are incorporated by reference into Part III of this report.

PART I

Item 1.    BUSINESS

General

As used herein, the terms “we,” “our” or “us” or the “Company” in this report refer collectively to CRT Properties, Inc. a Florida corporation incorporated in 1988 under the name Koger Equity, Inc., individually or together with our subsidiaries and our predecessors. We are a fully integrated, self-administered and self-managed equity real estate investment trust (a “REIT”) which develops, owns, operates, leases and manages office buildings in metropolitan areas in the southeastern United States, Maryland, and Texas. We conducted our initial public offering in 1988. Our common shares are listed on the NYSE under the symbol CRO and our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol CROPRA. As of December 31, 2004, we owned 136 office buildings totaling 11.4 million rentable square feet, located in 26 suburban and urban office projects in 12 metropolitan areas in the southeastern United States, Maryland and Texas. In addition to our office projects, we own approximately 68.6 acres of unencumbered land held for development and approximately six acres of land that are not suitable for development. A majority of the land held for development adjoins six of our office projects, which have infrastructure, including roads and utilities, in place. We intend over time to develop and construct office buildings using this land and to acquire additional land for development in the future.

Our revenues are dependent in large part on the occupancy of our portfolio of office buildings. Over the past few years, as the national economy experienced white-collar job losses and a resulting general oversupply of office space in many markets, occupancy rates declined in most of our markets. The office building sector continues to experience comparatively low occupancy rates in most markets. As of December 31, 2004, our portfolio was 82% occupied compared to 81% as of December 31, 2003. We use a number of approaches to maintain and increase occupancy, including prioritizing efforts to retain existing tenants, using rental concessions such as free rent and improvement allowances, offering market-specific broker incentives and employing highly skilled and proactive management and leasing professionals.

Two major governmental tenants, when all of their respective departments and agencies which lease space in our buildings are combined, lease more than ten percent of the rentable area of our buildings and contribute more than ten percent of our annualized rentals as of December 31, 2004. At that date, the United States of America leased 10.1 percent of our rentable square feet and accounted for an aggregate of 9.7 percent of our annualized gross rents. In addition, the State of Florida leased 7.3 percent of our rentable square feet and accounted for 6.5 percent of our annualized gross rents. In addition to the United States of America and the State of Florida, some of our principal tenants are Blue Cross and Blue Shield, Alston & Bird, Bechtel Corporation, Six Continents Hotels, CitiFinancial, Spirent, Cigna General Life Insurance, Landstar System Holdings, Citigroup, and Zurich Insurance. Governmental tenants (including the State of Florida and the United States of America), which account for 17.4 percent of our leased space, may be subject to budget reductions in times of recession and governmental austerity measures.

As of December 31, 2004, we had approximately 170 employees, 120 of which are located at the office projects, and the remaining 50 employees are located at our corporate office. An on-site general manager, property manager or leasing manager is responsible for the leasing and operations of all buildings in an office center, building or metropolitan area. Our five senior officers have an average of twenty-two years experience in the real estate industry.

Our principal executive office is located at 225 NE Mizner Blvd., Suite 200, Boca Raton, Florida 33432 and our telephone number is (561) 395-9666. Our website is located at http://www.crtproperties.com. On our website, you can obtain a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Significant Transactions During 2004 and 2003

The following is a list of significant transactions in which we were involved during 2003 and 2004. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report for further details relating to these and other transactions.

On December 30, 2004, we acquired, through a joint venture, a 66.7% interest in a 437,000 rentable square foot Class A office building known as Signature Place in Dallas, Texas for a purchase price of approximately $38.5 million plus closing and other costs.

On November 24, 2004, we acquired 100% of a partnership which had ownership interests in two Class A office buildings comprising 469,000 rentable square feet known as the Las Olas Centre in the central business district of Fort Lauderdale, Florida, for a purchase price of approximately $138.0 million plus closing and other costs.

On November 9, 2004, the Company entered into a 15-year lease agreement whereby the State of Florida will occupy 568,000 rentable square feet in the Company’s Tallahassee, Florida office project. This lease agreement will generate rental revenues totaling approximately $160.5 million over the life of the lease and removes cancellation provisions for this space which were contained in previous State of Florida leases. Under the terms of the agreement, in 2004 the Company was required to pay $11.1 million and $4.8 million of tenant improvement costs and leasing commissions, respectively.

On August 16, 2004, we acquired, through a joint venture, a 80.3% interest in a six-story, 184,000 square foot, Class A office building known as the Westchase Corporate Center located in Houston, Texas, for a purchase price of approximately $20.3 million plus closing and other costs.

On July 23, 2004, we acquired, through a joint venture, an 88.1% interest in a five-story, 224,000 square foot, single-tenant, Class A office building known as Baymeadows Way located in Jacksonville, Florida, for a purchase price of approximately $20.8 million plus closing and other costs.

On April 2, 2004, we acquired four properties, including two Class A four-story office buildings comprising approximately 155,000 square feet of rentable space , a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland, for a purchase price of approximately $42.0 million plus closing and other costs.

On January 27, 2004, we acquired Atlantic Center Plaza, a twenty-three story, 502,000 square foot building located in Atlanta, Georgia, for a purchase price of approximately $116.5 million plus closing and other costs.

On January 12, 2004, we acquired a 30% joint venture interest in Broward Financial Centre (approximately 42% of this interest is held by minority partners), a single twenty-four story office building containing approximately 326,000 rentable square feet located in the central business district of Fort Lauderdale, Florida.

On December 30, 2003, we acquired two class A suburban office buildings containing 202,000 square feet and 8.5 acres of undeveloped land suitable for development in the McGinnis Park office complex in Atlanta, Georgia through a joint venture in which we own a 75% interest. We contributed approximately $13.9 million to the joint venture in connection with this acquisition.

On September 11, 2003, we acquired two suburban office buildings known as 6600 Campus Circle formerly known as CIGNA Plaza and Tollway Crossing which are comprised of 127,000 square feet and 152,000 square feet, respectively, for a purchase price of approximately $33.1 million plus closing and other costs and located in Dallas, Texas.

Business Strategy

Our primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the southeastern United States, Texas and Maryland, that we believe exhibit strong, long-term growth characteristics. We believe we utilize our knowledge of our core markets to effectively evaluate market conditions and determine whether those conditions favor acquisition, development or disposition of assets. During the last four years, we have actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects. In addition to seeking growth through acquisitions and development, we continue to strive to retain tenants and attract new tenants in our existing portfolio. We believe that our focus on our local relationships in our core markets, on customer service, primarily through superior property management, and on fast and responsive leasing initiatives has enabled us to maintain strong portfolio performance in a challenging office market.

Our principal segment of operations is real estate property operations, which consists primarily of commercial property ownership. Virtually all of our operating revenues for the year ended December 31, 2004 were associated with our real estate property operations. Other business activities, including development and property management services, are included in other operations.

Market Focus

We have properties in twelve metropolitan areas in the United States, concentrated in the Southeast, Texas and Maryland. During 2004, virtually all of our total property operating income was derived from these markets. Each of our markets is managed by a senior executive who is responsible for maximizing returns on our existing portfolio and pursuing investment, development and service opportunities. These executives ensure that we are consistently meeting the needs of our customers, identifying new growth or capital deployment opportunities and sustaining active relationships with real estate brokers. Because of their ties and experience in the local markets, our property and market executives have extensive knowledge of local conditions in their respective markets and are invaluable in building our local operations and investment strategies.

Our property rentable square footage by market for the year ended December 31, 2004 was as follows (excluding our unconsolidated joint venture):

Market	Percent of Rentable Square Footage for the Year Ended 12/31/04
Atlanta, Georgia	27.0%
Charlotte, North Carolina	6.2%
Dallas, Texas	6.3%
Fort Lauderdale, Florida	4.1%
Houston, Texas	12.2%
Jacksonville, Florida	12.2%
Memphis, Tennessee	4.7%
Orlando, Florida	11.4%
Richmond, Virginia	1.3%
Rockville, Maryland	1.4%
St. Petersburg, Florida	5.9%
Tallahassee, Florida	7.3%
Total	100%

We regularly re-evaluate our investment focus between our markets and periodically reallocate capital between them. As part of our continuing evaluation of our portfolio, we have determined that we will be better positioned in this market environment by concentrating our focus in markets where we have greater scale and market penetration, which we believe will enable us to reduce overhead while maintaining our growth initiatives and the diversification of our tenant base. In addition, as part of our ongoing portfolio evaluation process, we review from time to time entering into new markets where we believe that we can successfully compete with existing property owners and obtain attractive returns on our investments.

Investment Strategy and Policies

We seek to capitalize on some of our competitive advantages, such as the experience of our senior management team and our knowledge of the markets in which we operate, our operating systems, development expertise, acquisition expertise and expertise in developing unimproved land. We have established a set of physical, geographic and financial criteria to evaluate how we allocate our capital resources among investment choices. Our disciplined investment strategy is adjusted from time to time in response to market changes or corporate priorities between markets or asset types depending upon the market or the investment opportunity. In general, we focus our investing on high quality assets that improve our quality of cash flows via the location of the asset, its physical characteristics and/or the creditworthiness of the property’s tenants. Consistent with this strategy, we are currently focusing our new investment capital on upgrading our portfolio by seeking to acquire Class A properties primarily in the southeastern United States, Texas and Maryland and pursuing investments opportunistically in other markets.

Investors should note, however, that our investment policies may be changed by our directors at any time without notice to, or a vote of, shareholders. We also may not necessarily limit our development and acquisitions activities to any particular area or areas. Although we have no fixed policy that limits the percentage of our assets which may be invested in any one type of investment or the geographic areas in which we may acquire properties, we intend to continue to operate so as to qualify for tax treatment as a REIT. We may in the future invest in other types of office buildings, apartment buildings, shopping centers, and other properties. We also may invest in the securities (including mortgages) of companies primarily engaged in real estate activities; however, we do not intend to become an investment company regulated under the Investment Company Act of 1940.

Acquisitions and Dispositions

From time to time, we have been very active in acquiring office properties. We believe that our responsiveness to seller timing and structural parameters helps provide us with a competitive advantage in consummating acquisitions in a highly-competitive marketplace. During 2004, we acquired three operating properties and we entered into three new joint ventures that acquired four additional operating properties (including an interest in an unconsolidated entity). Total acquisitions involved properties totaling approximately 2.3 million rentable square feet and our investment was approximately $381.0 million including assumed debt. We will continue to selectively pursue acquisitions in our markets where attractive opportunities exist, particularly when pricing yields make acquisitions of existing properties attractive in comparison to new property development. We currently expect that our acquisitions will exceed our dispositions in 2005 as we continue to implement our strategy and upgrade our portfolio.

We continually review our markets and their returns. Accordingly, we also may dispose of assets that become inconsistent with our long-term strategic or return objectives. We may then redeploy the proceeds from the dispositions into other office properties, or use them to fund development operations or to support other corporate needs. We also may contribute properties that we own to joint ventures with third parties.

Development

Development of office properties is a component of our long-term growth strategy. We believe that long-term investment returns resulting from stabilized properties we develop should generally exceed those from properties we acquire. In the current environment, we have maintained our strategy of reduced speculative development activities and we instead have focused on fee-based development services for third parties and the development of build-to-suit pre-leased projects.

Financing

We manage our capital structure to reflect a flexible, long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes.

Joint Ventures

We use joint venture arrangements selectively to reduce investment risk by diversifying capital deployment and to enhance returns on invested capital through fee income derived from service arrangements with joint ventures. For example, in 2003-4, we acquired the controlling interest in four joint ventures with third parties and a minority interest in a fifth joint venture. We believe these ventures present the opportunity for long term, high quality returns although the immediate returns in two of the joint ventures are lower than optimal due to property vacancy levels. We provide management and leasing services to three of the five joint ventures.

Competition

We compete in the leasing of office space with a considerable number of other realty concerns, including local, regional and national companies, some of which have greater resources than us. Through our ownership and management of suburban and urban office buildings, we seek to attract tenants by offering office space that has, among other advantages, convenient access to desirable residential areas, major expressways, airports and retail and entertainment venues. In recent years, local, regional and national concerns have built competing office parks and buildings in suburban areas in which our office projects are located. In addition, we compete for tenants with large high-rise office buildings generally located in the downtown business districts of these metropolitan areas. Although competition from other lessors of office space varies from city to city, we have been able to achieve and maintain what we consider satisfactory occupancy levels at satisfactory rental rates, given current market and economic conditions.

Corporate Governance

Since 2003, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted New York Stock Exchange corporate governance listing standards:

•	On October 1, 2004, we appointed Mr. Peter J. Farrell and Mr. Randall E. Paulson to our Board of Directors. Their appointment brings the number of directors that we have determined to be “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act to eight (of a total of nine directors);

•	On February 26, 2004, our Board of Directors adopted a new Audit Committee Charter, Compensation Committee Charter and Nomination and Corporate Governance Committee Charter;

•	Our Board of Directors has determined that each member of the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act;

•	Our Board of Directors determined that George F. Staudter, the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K;

•	Our Audit Committee adopted, and our Board of Directors approved on February 26, 2004, our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants may be pre-approved;

•	On February 26, 2004, our Board of Directors adopted a revised Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees; and

•	Our Board of Directors adopted Corporate Governance Guidelines that sets forth our corporate governance philosophy and the governance policies we have implemented to support that philosophy.

•	A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website at http://www.crtproperties.com, under the heading “Investor Relations,” and subheading “Corporate Governance.” A copy of this Code is also available in print to any stockholder upon written request addressed to Investor Relations, 225 NE Mizner Blvd., Suite 200, Boca Raton, Florida 33432.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. We desire to take advantage of the “safe harbor” provisions of the Act.

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business and Growth Strategies,” “Risk Factors” and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Risk Factors

Ownership of our securities involves various risks, including those described below, which you should consider carefully. This section includes forward-looking statements.

Risks Related to Real Estate Financing and Investments

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

The Company’s use of leverage can adversely impact its operations, cash flow, and ability to make distributions and its financial condition will be negatively impacted if it cannot repay or refinance its indebtedness as it becomes due. The Company is subject to risks normally associated with debt financing, including: the risk that its cash flow will be insufficient to meet required payments of principal and interest; the risk that the existing debt with respect to its properties, which in most cases will not have been fully amortized at maturity, will not be able to be refinanced; and the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of the existing debt.

At December 31, 2004, the Company had outstanding debt of approximately $623.5 million, all of which is secured by liens on certain of its properties. Approximately $415.6 million of this debt will mature by 2009. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company expects that its cash flow will not be sufficient to repay its debts maturing in 2007, 2008, and 2009 referenced above. Furthermore, prevailing interest rates or other factors at the time of refinancing, such as the reluctance of lenders to make commercial real estate loans, may result in higher interest rates upon refinancing than the interest rates on the existing debt. Consequently, the interest expense relating to the refinanced debt would increase and adversely affect our cash flow and the amount of distributions the Company could make to its shareholders. Where the Company mortgages a property to secure payment of debt, if the Company is unable to meet the mortgage payments, then the mortgagee may foreclose upon, or otherwise take control of, the mortgaged property, with a consequent loss of income and asset value to the Company.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

Increases in interest rates on the Company’s variable rate debt could increase the Company’s interest expense, which would adversely affect its cash flow and ability to pay dividends to shareholders. At December 31, 2004, the Company had $185.8 million in term loans with variable interest rates and the Company may incur additional variable rate debt in the future. Increases in interest rates on this variable rate debt could increase the Company’s interest expense and adversely affect cash flow and the ability to pay dividends to shareholders. The Company may be required to purchase interest rate protection products in connection with future variable rate debt, which may further increase borrowing costs.

Policy of limiting debt level may be changed and our indebtedness may increase.

The Company’s board of directors can increase the Company’s total debt ratio without shareholder approval and any such increase could adversely affect cash flow and cash available for distribution to shareholders. As of December 31, 2004, the ratio of the Company’s total consolidated debt to the sum of the market value of issued and outstanding capital stock plus total consolidated debt was approximately 43%. Additionally, the Company had a $165.0 million revolving line of credit facility available for use and none was outstanding as of December 31, 2004. The Company’s policy regarding this debt to total market capitalization ratio is not subject to any limitation in its organizational documents. Accordingly, the Company’s board of directors could establish policies which would allow the Company to increase its debt to total market capitalization ratio, subject to any existing debt covenants. If this action were taken, the Company could become more highly leveraged, resulting in increased debt service costs that (a) could adversely affect cash flow and, consequently, the amount of cash available for distribution to its shareholders and (b) could increase the risk of default on the Company’s debt. For purposes of establishing and evaluating the Company’s debt policy, the Company measures its leverage by reference to total market capitalization rather than by reference to the book value of its assets, which are mainly comprised of the depreciated value of real property, the Company’s primary tangible asset. The Company uses total market capitalization because it believes the book value of its assets does not accurately reflect its ability to borrow and meet debt service requirements. The Company’s market capitalization is more variable than book value and does not necessarily reflect the fair market value of its assets at all times. The Company considers factors other than market capitalization in making decisions regarding the incurrence of indebtedness such as the purchase price of properties to be acquired with debt financing, the estimated market value of properties upon refinancing and its ability to generate cash flow to cover expected debt service expenses.

We are dependent upon the economic climates of our core markets — southeastern United States, Maryland and Texas.

Since the Company’s properties are concentrated in the southeastern United States, Maryland and Texas, the Company’s performance and ability to pay dividends to shareholders is dependent on economic conditions in the markets where its properties are located. The Company’s revenues and the value of its properties may be affected by a number of factors, including (a) the regional and local economic climates of the metropolitan areas in which the properties are located, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and (b) the regional and local real estate conditions in these areas, including oversupply of, or reduced demand for, office and other competing commercial properties. All of the Company’s office projects are located in the southeastern United States, Maryland and Texas. There is also the risk of over building in certain sub-markets located in markets which the Company currently serves. While the Company has generally avoided acquiring or developing property in over built sub-markets, over built conditions may occur in sub-markets where the Company currently own properties. The Company’s performance and ability to pay dividends to shareholders is dependent on economic conditions in the markets where its properties are located. The Company’s historical growth has occurred during periods when the economy in the southeastern United States has out-performed the national economy. There can be no assurance as to the continued growth of the economy in the southeastern United States, Maryland and Texas or the Company’s future growth rate.

We may face difficulties or delays in renewing leases or re-leasing space.

If the Company is unable to promptly relet or renew leases as they expire, the Company’s cash flow and ability to pay expected dividends to shareholders may be adversely affected. The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting, taking into account the cost of required renovations, may be less favorable than the current lease terms. Leases on a total of 15.1% and 14.7% of the total rentable square feet leased in the Company’s buildings will expire in 2005 and 2006, respectively. If the Company is unable to promptly relet, or renew the leases for, a substantial portion of the space located in its buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company’s reserves for these purposes prove inadequate, the Company’s cash flow and ability to pay expected dividends to shareholders may be adversely affected. If the Company’s tenants declare bankruptcy or are unable to make rental payments, the Company’s cash flow and ability to pay dividends to shareholders will be adversely affected. At any time, a tenant of the Company’s building(s) may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in the Company’s cash flow and ability to pay dividends to shareholders. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, tenants from time to time may experience a downturn in their business which may weaken their financial condition and result in their failure to make rental payments when due. If a tenant’s lease is not affirmed following bankruptcy or if a tenant’s financial condition weakens, the Company’s income may be adversely affected.

We are dependent upon the lease revenue from the United States and the State of Florida.

As of December 31, 2004 the United States of America and the State of Florida combined lease more than ten percent of the rentable area of our buildings and contribute more than ten percent of our annualized rentals. At that date, the United States of America leased 10.1 percent of our rentable square feet and accounted for an aggregate of 9.7 percent of our annualized gross rents. The State of Florida leased 7.3 percent of our rentable square feet and accounted for 6.5 percent of our annualized gross rents. During times of recession and government shortage measures the United States and the State of Florida, which account for 17.4% of our leased space, may be subject to budget reductions and there can be no assurance that government appropriations for rents may not be reduced.

Our business is subject to a number of general real estate investment risks.

If the Company’s properties do not generate revenues sufficient to meet operating expenses, the Company’s cash flow and ability to pay dividends to shareholders will be adversely affected. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Company’s properties do not generate revenues sufficient to meet operating expenses, including current levels of debt service, tenant improvements, leasing commissions and other capital expenditures, the Company may have to borrow additional amounts to cover fixed costs and the Company’s cash flow and ability to pay dividends to shareholders will be adversely affected. The Company’s net revenues and the value of its properties may be adversely affected by a number of factors, including national, regional and local economic climates; regional and local real estate conditions; the perceptions of prospective tenants as to the attractiveness of the Company’s properties; the Company’s ability to provide adequate management, maintenance and insurance; and increased operating costs, including real estate taxes and utilities. Real estate values and income from properties are also affected by applicable laws, including tax laws, interest rate levels and the availability of financing. In addition, since real estate investments are generally illiquid, the Company’s ability to adapt to changing economic and other conditions will be limited. Equity real estate investments are relatively illiquid. Such illiquidity will limit the Company’s ability to vary its portfolio promptly in response to changes in economic or other conditions. In the event of a downturn in the economy, the Company may suffer a material adverse impact to the value of its investments.

Our business faces significant competition.

The Company faces intense competition that affects its ability to lease properties and the Company’s failure to attract and retain tenants could adversely impact its cash flow and ability to pay dividends to shareholders. Numerous office buildings compete with the Company’s properties in attracting tenants to lease space. Some of these competing buildings are newer, have better locations or have better capitalization. The Company believes that major national or regional commercial property developers will continue to seek development opportunities in the southeastern and southwestern United States. These developers may have greater financial resources than the Company does. The number of competitive commercial properties in a particular area could have a material adverse effect on the Company’s ability to lease space in its office projects or at newly developed or acquired properties or on the amount of rents charged. In order to secure tenants or remain competitive, the Company may have to increase its marketing and administrative efforts and related expenses in connection with filling vacant space, reduce the rent the Company requires tenants to pay, and make modifications to its properties. Such efforts, as well as the Company’s failure to attract and retain tenants, could adversely impact the Company’s cash flow and ability to pay dividends to shareholders.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Company faces numerous and changing regulations that result in significant unanticipated expenditures that could have an adverse effect on its cash flow and ability to pay dividends. The Company’s properties are subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act (the “ADA”) and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that its properties are currently in substantial compliance with all these regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures that could have an adverse effect on the Company’s cash flow and ability to pay dividends. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements relating to access and use by disabled persons. These requirements became effective in 1992. Compliance with the requirements of the ADA could require removal of access barriers and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants. Although the Company believes its properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse effect, if required changes involve a greater expenditure than the Company currently anticipates, its ability to pay dividends to shareholders could be adversely affected.

Potential liability for environmental contamination could result in substantial costs.

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

The Company’s environmental assessment of its properties has not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company’s assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of the Company’s properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Company’s properties, such as the presence of underground storage tanks, or by third parties unrelated to the Company.

If the Company suffers an uninsured loss or a loss exceeding its policy limits, the Company could lose both the capital invested in, and anticipated profits from, one or more of its properties. The Company currently carries comprehensive liability, fire, and flood (where appropriate), extended coverage and rental loss insurance with respect to its properties, with policy specifications and insured limits customary for similar properties. There are, however, certain types of losses, such as from earthquakes, wars or certain acts of terrorism, including nuclear, chemical, and biological attacks that may be either uninsurable or not economically insurable. Should an uninsured loss or a loss exceeding policy limits occur, the Company could lose both the capital invested in, and anticipated profits from, one or more of its properties.

We face risks involved in property ownership through partnerships and joint ventures.

Since the Company owns certain properties through partnership and joint venture arrangements, the Company may not maintain sufficient control of its investment to permit its business objectives to be achieved. Although the Company has generally owned 100% of the interests in all its properties, in December 2003, the Company entered into a joint venture arrangement to acquire a 75% interest in two Class A mid-rise office buildings and undeveloped land suitable for development in the McGinnis Park office complex in Alpharetta, Georgia. Furthermore, in January 2004, the Company entered into a joint venture arrangement to acquire a 30% interest in the Broward Financial Centre in Fort Lauderdale, Florida. In July and August of 2004, respectively, the Company entered into a joint venture arrangement to acquire an 88.1% interest in Baymeadows Way in Jacksonville, Florida and an 80.3% interest in the Westchase Corporate Center in Houston, Texas. In December 2004, the Company also entered into a joint venture arrangement to acquire a 66.7% interest in Signature Place in Dallas, Texas. In the future, the Company could, if then permitted by the covenants in its loan agreements and its financial position, participate with other entities in property ownership through partnerships or joint ventures. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in property ownership, including the possibility that (a) the Company’s partners or co-ventures might become bankrupt, (b) such partners or co-ventures might at any time have economic or other business interests or goals that are inconsistent with the Company’s business interests or goals, and (c) such partners or co-ventures may be in a position to take action contrary to the Company’s instructions or requests or contrary to the Company’s policies or objectives, including the Company’s policy to maintain its qualification as a REIT. There is no limitation under the Company’s organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

We face risks associated with the impact of inflation.

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

We face risks associated with the effect of market interest rates on the price of our common and preferred stock.

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

Our investment in property development may be more costly than anticipated.

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

We can make adverse changes in Company policies without shareholder approval.

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

Failure to qualify as a real estate investment trust could cause us to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

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

We face possible adverse changes in tax laws.

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

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Thomas J. Crocker, our Chief Executive Officer. Among the reasons that Mr. Crocker is important to our success is that he has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders. If we lost his services, our relationships with lenders, potential tenants and industry personnel could diminish.

Further issuances of equity securities may be dilutive to our current shareholders.

The interests of our existing shareholders could be diluted if additional equity securities are issued to finance future developments, acquisitions, or repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

Item 2.    PROPERTIES

General

As of December 31, 2004, the Company, directly or through subsidiaries, owned 136 office buildings (excluding Broward Financial Center in which the Company owns a 30% interest) located in the twelve metropolitan areas of Jacksonville, Orlando, St. Petersburg, Fort Lauderdale and Tallahassee, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee; Rockville, Maryland; Richmond, Virginia; and Houston and Dallas, Texas. The office projects are generally low-rise, mid-rise, and high-rise structures of contemporary design and constructed of masonry, concrete and steel, with facings of brick, concrete and glass. The office projects are generally located with easy access, via expressways, to the central business district and to desirable shopping and residential areas in the respective communities. The properties are well maintained and adequately covered by insurance.

Leases on the office projects include net leases (under which the tenant pays a proportionate share of operating expenses, such as utilities, insurance, property taxes and repairs), base year leases (under which the tenant pays a proportionate share of operating expenses in excess of a fixed amount), and gross leases (under which the Company pays all such items). Most leases are on a base year basis and are for initial terms generally ranging from 3 to 5 years. In some instances, such as when a tenant rents the entire building, leases are for initial terms of up to 20 years. As of December 31, 2004, the office projects were on average 82 percent occupied and the average annual base rent per rentable square foot occupied was $17.93. The office projects are occupied by numerous tenants (approximately 1,041 leases), many of whom lease relatively small amounts of space, conducting a broad range of commercial activities.

New leases and renewals of existing leases are negotiated at the current market rate at the date of execution. The Company endeavors to include escalation provisions in all of its leases. As of December 31, 2004, approximately two percent of the Company’s annualized gross rental revenues were derived from existing leases containing rental escalation provisions based upon changes in the Consumer Price Index (some of which contain maximum rates of increases); approximately 97% percent of such revenues were derived from leases containing escalation provisions based upon fixed steps or real estate tax and operating expense increases; and approximately one percent of such revenues were derived from leases without escalation provisions. Some of the Company’s leases contain options which allow the tenant to renew for varying periods, generally at the same rental rate and subject, in most instances, to Consumer Price Index escalation provisions.

Property Location and Other Information

The following table sets forth information relating to the properties owned by the Company (which excludes the Broward Financial Center, a property owned by an unconsolidated entity) as of December 31, 2004.

Office/Project Location	Number of Buildings	Weighted Average Age of Buildings (in Years) (1)	Rentable Sq. Ft.	Land Improved With Bldgs. (in Acres)	Unimproved Land (in Acres)
Atlanta Atlantic Center Plaza	1	3	501,184	0.6
Atlanta Chamblee	21	22	1,127,912	76.2	2.5
Atlanta Gwinnett	3	8	262,806	15.9	5.2
Atlanta McGinnis Park	2	3	202,243	13.3	8.5
Atlanta Perimeter	1	19	181,862	5.3
Atlanta Three Ravinia	1	13	804,876	3.8
Birmingham Colonnade					16.5
Charlotte University	2	6	182,891	18.7
Charlotte Vanguard	13	21	527,443	39.7	17.1
Columbia Spring Valley					1.0
Dallas Campus Circle	1	5	127,226	8.6
Dallas Signature Place	1	6	437,352	10.1
Dallas Tollway Crossing	1	7	152,163	6.0
Fort Lauderdale Las Olas	2	6	468,843	3.4
Greensboro Wendover					9.1
Greenville Park Central					3.5
Houston Post Oak	3	24	1,201,143	11.4
Houston Westchase Corporate Center	1	5	184,259	10.0
Jacksonville Baymeadows	7	12	751,138	51.1
Jacksonville Baymeadows Way	1	12	224,281	6.7
Jacksonville JTB	4	5	416,773	32.0
Memphis Germantown	6	11	532,971	34.6
Orlando Central	21	33	615,905	44.7	1.3
Orlando Lake Mary	2	6	303,540	20.2
Orlando University	5	10	383,816	27.1
Richmond Paragon	1	19	145,127	8.1
St. Petersburg	15	21	671,398	68.7	6.7
Tallahassee	19	22	836,326	62.7
Washington D.C. Decoverly	2	16	154,787	16.9	3.2
Total	136		11,398,265	595.8	74.6
Weighted Average		15

(1)	The age of each office building was weighted by the rentable square feet for such office building to determine the weighted average age.

Percent Occupied and Average Rental Rates

The following table sets forth, with respect to each office project, the number of buildings, number of leases, rentable square feet, percent occupied, and the average annual rent per rentable square foot occupied as of December 31, 2004.

Office Project/Location	Number of Buildings	Number of Leases	Rentable Square Feet	Percent Occupied (1)	Average Annual Base Rent Per Square Foot (2)
Atlanta Atlantic Center Plaza (3)	1	25	501,184	88%	$27.50
Atlanta Chamblee	21	101	1,127,912	88%	$18.22
Atlanta Gwinnett	3	48	262,806	90%	19.62
Atlanta McGinnis Park (3)	2	23	202,243	70%	17.47
Atlanta Perimeter	1	9	181,862	59%	18.56
Atlanta Three Ravinia (3)	1	18	804,876	61%	17.66	(4)
Charlotte University	2	13	182,891	60%	18.17
Charlotte Vanguard	13	56	527,443	57%	15.25
Dallas Campus Circle (3)	1	2	127,226	89%	22.41
Dallas Signature Place(3)	1	48	437,352	65%	20.88
Dallas Tollway Crossing (3)	1	4	152,163	100%	22.10
Fort Lauderdale Las Olas Centre (3)	2	42	468,843	91%	20.51
Houston Post Oak (3)	3	89	1,201,143	76%	17.82
Houston Westchase Corporate Center (3)	1	15	184,259	94%	22.83
Jacksonville Baymeadows	7	27	751,138	93%	13.55	(4)
Jacksonville Baymeadows Way (3)	1	1	224,281	100%	9.50	(4)
Jacksonville JTB	4	7	416,773	100%	12.91	(4)
Memphis Germantown	6	95	532,971	89%	18.01
Orlando Central	21	129	615,905	84%	16.69
Orlando Lake Mary	2	20	303,540	82%	17.23
Orlando University	5	67	383,816	78%	19.63
Richmond Paragon	1	26	145,127	96%	19.35
St. Petersburg	15	117	671,398	90%	16.57
Tallahassee	19	54	836,326	76%	16.76
Washington D.C. Decoverly (3)	2	5	154,787	93%	24.10
Total (5)	136	1,041	11,398,265

Weighted Average — Total Company — 136 Buildings	82%	$17.93
Weighted Average — Same Store — 120 Buildings	83%	$16.75
Weighted Average — Acquisition — 16 Buildings	79%	$19.89

(1)	The percent occupied rates have been calculated by dividing total rentable square feet occupied in a building by rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-throughs and reimbursements) for an office project as of December 31, 2004 by (b) the rentable square feet applicable to such total annualized base rents.

(3)	Properties acquired subsequent to January 1, 2002 (the Acquisition properties).

(4)	Leases are “triple net” where tenants pay substantially all operating costs in addition to base rent.

(5)	Does not include investment in unconsolidated entity that contains 325,583 of rentable square feet and was 86% occupied at December 31, 2004.

Lease Expirations on the Company’s Properties

The following schedule sets forth with respect to all of the office projects (a) the number of leases which will expire in calendar years 2005 through 2013, (b) the total rentable area in square feet covered by such leases, (c) the percentage of total rentable square feet leased represented by such leases, (d) the average annual rent per square foot for such leases, (e) the current annualized base rents represented by such leases, and (f) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings owned by the Company on December 31, 2004 and on the terms of leases in effect as of December 31, 2004, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 66 percent, 53 percent and 64 percent of the Company’s square feet, which were scheduled to expire during 2004, 2003 and 2002, respectively.

Period	Number of Leases Expiring	Number of Square Feet Expiring	Percentage of Total Square Feet Leased Represented by Expiring Leases	Average Annual Rent Per Square Foot Under Expiring Leases	Total Annualized Rents Under Expiring Leases	Percentage of Total Annual Rents Represented by Expiring Leases
2005	317	1,400,439	15.1%	$17.41	$24,380,832	14.6%
2006	207	1,363,528	14.7%	18.95	25,838,064	15.5%
2007	189	1,126,185	12.1%	18.96	21,347,664	12.8%
2008	105	951,924	10.2%	18.48	17,593,824	10.6%
2009	113	1,788,203	19.2%	17.88	31,976,652	19.2%
2010	34	331,851	3.6%	17.37	5,764,668	3.5%
2011	24	344,128	3.7%	15.92	5,476,848	3.3%
2012	20	447,962	4.8%	18.97	8,496,780	5.1%
2013	3	281,147	3.0%	26.65	7,491,924	4.5%
Other	29	1,257,837	13.6%	14.55	18,300,732	10.9%
Total	1,041	9,293,204	100.0%	$17.93	$166,667,988	100.0%

Building Improvements, Tenant Improvements and Deferred Tenant Costs on the Company’s Properties

The following table sets forth certain information with respect to the building improvements made, and tenant improvement costs and deferred tenant costs (leasing commissions and tenant relocation costs) incurred, by the Company during the three years ended December 31, 2004. The information set forth below is not necessarily indicative of future expenditures for these items.

	Building Improvements		Tenant Improvements			Deferred Tenant Costs
Year	Total	Per Average Rentable Sq. Ft. Owned	Total	Per Average Rentable Sq. Ft. Owned	Total	Per Average Rentable Sq. Ft. Owned
2002 (1)	$4,383,000	$0.69	$5,156,000	$0.81	$1,338,000	$0.21
2003 (2)	2,332,000	0.34	9,517,000	1.41	1,787,000	0.26
2004 (3)	3,341,000	0.48	11,669,000	1.68	8,565,000	1.23

(1)	Excludes the 8 buildings constructed and the 2 properties acquired during 2000, 2001 and 2002.

(2)	Excludes the 2 buildings constructed and the 5 properties acquired during 2001, 2002 and 2003.

(3)	Excludes 11 properties acquired during 2002, 2003 and 2004. Amounts include $4.8 million of deferred tenant costs related to a 15-year lease with the State of Florida.

Top 10 Tenants by Square Feet

	Tenant	Square Feet	% of Portfolio
1	U.S. Government	934,517	10.1%
2	State of Florida	680,520	7.3%
3	Blue Cross and Blue Shield	563,057	6.1%
4	Bechtel Corporation	371,021	4.0%
5	Six Continents Hotels	309,641	3.3%
6	Alston & Bird	229,394	2.5%
7	Landstar System Holdings	176,000	1.9%
8	CitiFinancial	159,827	1.7%
9	Cigna General Life Insurance	107,380	1.2%
10	Spirent	104,583	1.1%
	Total % of portfolio square feet		39.2%
	Total % of portfolio revenue		38.4%

Fixed Rate Indebtedness on the Company’s Properties

The following table sets forth with respect to each office project the principal amount (dollars in thousands) of, and the weighted average interest rate on, the indebtedness of the Company having a fixed interest rate and encumbering the Company’s properties in such office project as of December 31, 2004.

Office Project	Mortgage Loan Balance	Weighted Average Interest Rate
Atlanta Chamblee	$—	—
Atlanta Gwinnett	10,388	8.33%
Atlanta McGinnis Park	978	8.00%
Atlanta Perimeter	6,711	8.19%
Atlanta Three Ravinia	85,000	5.26%
Atlanta Atlantic Center Plaza	—	—
Charlotte University	—	—
Charlotte Vanguard	18,157	8.20%
Dallas Campus Circle	—	—
Dallas Tollway Crossing	—	—
Dallas Signature Place	—	—
Fort Lauderdale Las Olas	98,980	5.32%
Houston Post Oak	—	—
Houston Westchase Corporate Center	15,190	5.39%
Jacksonville Baymeadows	31,524	8.33%
Jacksonville Baymeadows Way	13,800	5.55%
Jacksonville JTB	16,228	8.26%
Memphis Germantown	22,684	7.10%
Orlando Central	24,542	8.26%
Orlando Lake Mary	11,908	8.26%
Orlando University	19,390	7.25%
Richmond Paragon	—	—
St. Petersburg	25,887	8.26%
Tallahassee	36,300	8.10%
Washington, D.C. Decoverly	—	—
Total	$437,667	6.71%

A mortgage loan with Northwestern Mutual Life Insurance Company ($205.6 million as of December 31, 2004) encumbers several office projects and the outstanding principal amount on this mortgage loan has been allocated based upon the square footage of the collateral in the applicable office project. For additional information on these loans see Note 3, “Mortgages and Loans Payable” of the Notes to Consolidated Financial Statements.

Indebtedness with Variable Interest Rates

As of December 31, 2004, the Company had an outstanding balance of $185.8 million in term loans with variable interest rates encumbering certain of the Company’s properties. The following table sets forth historical information with respect to indebtedness having variable interest rates (dollars in thousands):

Year Ended December 31	Balance at End of Period		Weighted Average Int. Rate at End of Period	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Ave. Int. Rate During the Year
2004	$185,800	(1)	4.5%	$248,874	$167,034	3.7%
2003	93,468		4.2%	122,499	102,600	4.0%
2002	104,509		4.2%	192,509	75,498	4.1%

(1)	Included in this amount is an $80.0 million loan (3.88% as of December 31, 2004) which will convert into a fixed interest rate loan on January 1, 2005 at 5.49% for 10 years.

Item 3.    LEGAL PROCEEDINGS

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “CRO”. The high and low closing sales prices for the periods indicated in the table below were:

Quarter Ended	High	Low	Distributions
December 31, 2004	$25.00	$21.53	$0.35
September 30, 2004	24.02	21.05	0.35
June 30, 2004	23.64	20.07	0.35
March 31, 2004	24.30	20.45	0.35
December 31, 2003	21.60	18.90	0.35
September 30, 2003	18.88	16.75	0.35
June 30, 2003	17.60	15.48	0.35
March 31, 2003	16.10	15.00	0.35

Any dividend paid in respect of our common stock during the last quarter of each year will, if necessary, be adjusted to satisfy the REIT qualification requirement that, at least 90 percent of the our REIT taxable income for such taxable year be distributed among other requirements. Our secured revolving credit facility requires that we maintain certain financial ratios, which includes a limitation on dividends. However, this covenant does not restrict us from paying the dividends required to maintain our qualification as a REIT.

We have determined that, for federal income tax purposes, approximately 59% of the distributions for each of the four quarters of 2004 represented ordinary dividend income and the remaining 41% represented return of capital to our common shareholders.

On January 28, 2005, we paid a quarterly common stock dividend of $0.35 per share to shareholders of record on December 31, 2004. On February 17, 2005, our Board of Directors declared a dividend on our preferred stock of $0.53125 per share payable on March 15, 2005, to shareholders of record on March 1, 2005. Also, on February 17, 2005, our Board of Directors declared a dividend on our common stock of $0.35 per share payable on April 29, 2005, to shareholders of record on March 31, 2005.

We currently intend to pay quarterly dividends to our stockholders. Distributions on our common stock are declared at the discretion of the board of directors and will depend on our financial liquidity from cash provided by recurring real estate activities that include both operating activities and asset disposition activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors the board of directors may deem relevant. The board of directors may modify our distribution policy from time to time.

On February 28, 2005, there were approximately 965 shareholders of record and the closing price of our common stock on the NYSE was $22.62.

Long-Term Incentive Compensation Plan

On December 20, 2004, the Company’s Board of Directors adopted a long-term incentive compensation plan for certain senior officers effective as of January 1, 2005, which replaced its previous plan adopted effective January 1, 2002. The Compensation Committee, comprised of certain members of the Board of Directors, administers this plan. Under the plan, payments to certain senior officers are based on the performance of the Company’s common stock on a one-year and over a three-year measurement period and the performance of the Company’s common stock compared to Morgan Stanley’s Weekly Supplement Index on Real Estate Investment Trusts in its peer group on a one-year and over a three-year measurement period. Payments under the plan are dependent on the achievement of certain performance goals and on satisfaction of certain vesting requirements. In January and February 2005, the Company issued 200,685 of restricted common stock to certain senior executives currently participating in the long-term compensation plan.

INFORMATION ABOUT OUTSTANDING STOCK OPTIONS

Information about securities underlying CRT Properties, Inc.’s outstanding stock options at December 31, 2004 is as follows:

Plan Category	Issued upon Exercise of Outstanding Options		Exercise Price of Outstanding Options	Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders	372,380		$21.24	1,161,200
Equity Compensation Plans Not Approved by Stockholders	1,345,398	(1)	17.37	325,406	(2)
Total	1,717,778		$18.21	1,486,606

(1)	Includes the following options, all of which were granted at an exercise price equal to the closing market price on the date of grant with a term of ten years:

(a)	Options to purchase 1,225,000 shares granted to certain current and former employees in connection with their initial employment with the Company. These grants are summarized as follows:

Officer	Title	Number of Options	Exercise Price	Date of Grant	Vesting
Thomas J. Crocker	Chief Executive Officer	700,000	$16.0625	February 17, 2000	100%
Thomas C. Brockwell	Senior Vice President	200,000	17.5625	June 14, 2000	100%
Christopher L. Becker	Senior Vice President	200,000	17.5625	June 14, 2000	100%
David B. Hiley	Former Chief Financial Officer	125,000	22.8125	February 18, 1998	100%

(b)	Options to purchase 8,998 shares granted to employees other than those listed above.

(c)	Options to purchase 44,000 shares granted in 1997 to the then outside directors. These grants are summarized as follows:

	Title	Number of Options	Exercise Price	Date of Grant	Vesting
D. Pike Aloian	Director	4,000	$19.8125	August 19, 1997	100%
Benjamin C. Bishop, Jr.	Director	4,000	19.8125	August 19, 1997	100%
Irvin H. Davis	Former Director	4,000	19.8125	August 19, 1997	100%
David B. Hiley	Director	4,000	19.8125	August 19, 1997	100%
John R.S. Jacobsson	Former Director	4,000	19.8125	August 19, 1997	100%
G. Christian Lantzsch	Former Director	4,000	19.8125	August 19, 1997	100%
William L. Mack	Former Director	4,000	19.8125	August 19, 1997	100%
Lee S. Neibart	Former Director	4,000	19.8125	August 19, 1997	100%
Edward Scheetz	Former Director	4,000	19.8125	August 19, 1997	100%
George F. Staudter	Director	4,000	19.8125	August 19, 1997	100%
S.D. Stoneburner	Former Director	4,000	19.8125	August 19, 1997	100%

(d)	Options to purchase 42,400 shares granted pursuant to a non-statutory stock option plan available to all employees of the Company.

(e)	Options to purchase 25,000 shares granted to the Company’s assistant secretary. Harold F. McCart, Jr. was granted this option on May 19, 1998 at an exercise price of $21.25. This option is fully vested.

(2)	Includes the following options available for grant at an exercise price equal to at least the closing market price on the date of grant for a term not to exceed ten years:

(a)	Options to purchase up to 119,706 shares available for grant pursuant to an option plan available to employees other than those listed above.

(b)	Options to purchase up to 205,700 shares available for grant pursuant to a non-statutory stock option plan available for all employees of the Company.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements (as defined below) and the notes thereto.

	(In thousands except per share and property data)
	2004	2003		2002	2001	2000
Income Information
Rental revenues and other rental services	$166,868	$146,076		$126,404	$165,623	$164,733
Total operating revenues	167,227	146,407		129,751	169,703	166,526
Property operations expense	65,140	57,381		46,235	61,608	61,868
Depreciation and amortization	41,628	32,687		27,908	35,099	34,244
Interest income	407	307		405	776	700
Mortgage and loan interest	32,242	29,249		25,145	26,112	28,157
General and administrative expense	13,052	11,138		11,381	8,412	20,217
Net income available to common shareholders	9,550	14,696		16,423	73,223	27,153
Earnings per share — diluted	0.35	0.69		0.77	2.75	1.01
Dividends declared per common share	1.40	1.40		1.40	3.14	1.40
Dividends declared per preferred share	2.125	.56666	(1)	—	—	—
Weighted average shares outstanding — diluted	27,137	21,448		21,378	26,610	26,962

Balance Sheet Information
Operating properties (before accumulated depreciation)	$1,356,393	$962,002		$897,158	$663,286	$946,780
Undeveloped land	14,628	14,016		13,826	13,855	13,975
Total assets	1,284,266	848,201		805,085	690,585	851,022
Mortgages and loans payable	623,467	408,716		431,698	248,683	343,287
Total shareholders’ equity	593,959	402,975		343,068	354,542	448,493

Other Information
FFO available to common shareholders (2)	$50,911	$46,479		$43,855	$69,681	$56,159
Number of buildings (at end of period)	136	128		124	120	194
Percent occupied (at end of period)	82%	81%		84%	90%	90%

(1)	This preferred stock was issued on September 10, 2003 and the 2003 dividend covers the five-day period from September 10, 2003 through September 14, 2003, and the quarter beginning September 15, 2003 through December 14, 2003.

(2)	Funds from Operations (“FFO”) is a non-GAAP financial measure that is a widely used performance measure for real estate companies and is provided as a supplemental measure of operating performance. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of FFO in order to promote an industry standard measure of REIT financial and operating performance. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.

Given the nature of the Company’s business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring its operational performance because in excluding real estate related depreciation and amortization, and gains and losses from sales of property, it provides a supplemental performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. In addition, since most equity REITs provide FFO information to investors, FFO can also be a useful supplemental measure for comparing the Company’s results to other equity REITs.

FFO excludes depreciation and amortization, however, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact the Company’s results from operations, therefore, the utility of FFO as a measure of performance is limited. Moreover, while the Company believes its computation of FFO conforms to the NAREIT definition, it may not be comparable to FFO reported by REITs that interpret the definition differently or that do not define FFO in accordance with the NAREIT definition at all. Accordingly, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, and (iii) is not indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions, because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.

NAREIT’s definition of FFO discussed in its White Paper defining Funds From Operations provides for an inclusion of all gains on the sale or disposition of non-operating properties (i.e., vacant land). In order to conform to the NAREIT definition, the Company has restated its FFO available to common shareholders to include all gains on the sale or disposition of non-operating properties for the years 2003, 2002, and 2000, resulting in an increase in FFO of $573,000, $21,000, and $52,000, respectively.

A reconciliation of FFO to net income available to common stockholders in accordance with GAAP is provided under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

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

General

The Company has prepared, and is responsible for, the accompanying Consolidated Financial Statements and the related consolidated financial information included in this report. These Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include amounts determined using management’s best judgments and estimates of the expected effects of events and transactions that are being accounted for currently.

The Company maintains accounting and other control systems which we believe provide reasonable assurance that the Company’s assets are safeguarded and that the Company’s books and records reflect our authorized transactions, although there are inherent limitations in any internal control structure, as well as cost versus benefit considerations. The Audit Committee of the Company’s Board of Directors, which is composed exclusively of directors who are not officers of the Company and who meet the independence requirements of the New York Stock Exchange and the United States Securities and Exchange Commission, directs matters relating to audit functions, annually appoints the auditors subject to ratification by our Board of Directors, reviews the auditors’ independence, reviews the scope and results of the annual audit, and periodically reviews the adequacy of our internal control structure with our internal auditors and our senior management.

Recent Developments

On September 11, 2003, we acquired Tollway Crossing, formerly known as the Rosemeade Building, and Campus Circle in Dallas, Texas for approximately $33.1 million. These properties contain two office buildings with approximately 280,000 square feet of rentable space. As of December 31, 2004, the Tollway Crossing and Campus Circle were 100% and 89% occupied, respectively.

On December 30, 2003, we completed a joint venture agreement with Triangle W/Development to acquire a 75% interest in a joint venture that owns two mid-rise office buildings encompassing 202,000 square feet and 8.5 acres of undeveloped land suitable for development located in the McGinnis Park office complex in Atlanta, Georgia. The Company contributed approximately $13.9 million to pay off an existing mortgage plus an additional amount for closing costs and working capital, funded from its secured line of credit. The joint venture assumed an existing mortgage on the undeveloped land of approximately $978,000. As of December 31, 2004, the two McGinnis Park office buildings were 70% occupied.

On January 12, 2004, the Company acquired a 30% interest in a joint venture that owns the Broward Financial Center (“BFC”), resulting in a total investment of $5.3 million (including closing costs and fees) which includes a DownREIT minority contribution of $2.1 million resulting in approximately 42% of the Company’s interest in the property being held by minority partners. As of December 31, 2004, BFC was 86% occupied.

On January 27, 2004, we acquired Atlantic Center Plaza, a twenty-three story 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. As of December 31, 2004, approximately 88% of the property’s rentable space was occupied. Under the terms of the acquisition agreement, the Company assumed a 3-year variable interest rate secured loan of approximately $75.9 million with an interest rate of LIBOR plus 160 basis points. Simultaneously, at closing, the Company assumed a second 3-year variable interest rate secured loan of $10.0 million with an interest rate of LIBOR plus 600 basis points and immediately prepaid the loan in full. The Company funded the remainder of the purchase price with a portion of the net proceeds from its January 2004 common stock offering.

On April 2, 2004, we acquired four properties, including two Class A four-story office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two office buildings aggregate approximately 155,000 square feet of rentable space and were 93% occupied as of December 31, 2004. The undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The funds required for this acquisition were provided by the proceeds from the Company’s January 2004 common stock offering.

On July 23, 2004, we acquired Baymeadows Way, a five-story, 224,000 square foot, single-tenant, Class A office building located in Jacksonville, Florida, for a purchase price of $20.8 million, plus closing and other costs. As part of this transaction, the Company issued 33,202 DownREIT limited partnership units in exchange for a $760,985 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 2 to the consolidated financial statements). A DownREIT is a controlled partnership which holds real estate and is owned by the REIT and minority partners. The Company received an additional minority interest contribution of $154,107 from an unrelated third party. The acquisition of the Baymeadows Way property was financed in part with the proceeds of a secured loan in the amount of approximately $13.8 million, which bears interest at a fixed rate of 5.55% and matures in 2014. As of December 31, 2004, approximately 100% of the property’s rentable space was occupied.

On August 16, 2004, we acquired the Westchase Corporate Center located in Houston, Texas; a six-story, 184,000 square foot, Class A office building for a purchase price of $20.3 million, plus closing and other costs. As part of this transaction, the Company issued 28,584 DownREIT limited partnership units in exchange for a $639,015 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 2). The Company received an additional minority interest contribution of $545,893 from an unrelated third party. The Company financed the acquisition of the Westchase property in part with the proceeds of a secured loan totaling approximately $15.2 million, which bears interest at a fixed rate of 5.39% and matures in 2014. As of December 31, 2004, approximately 94% of the property’s rentable space was occupied.

On October 4, 2004, we sold approximately 14.5 acres of undeveloped land located across the street from our Atlanta Gwinnett Center for approximately $3.25 million. This transaction resulted in a gain of approximately $211,000.

On November 24, 2004, we acquired the partnership interests in two Class A office buildings known as the Las Olas Centre located in the central business district of Fort Lauderdale, Florida, for a purchase price of $138.0 million plus closing costs. The Las Olas Centre comprises approximately 469,000 rentable square feet and, as of December 31, 2004, was 91% occupied. The transaction was financed with a 10-year, $99.0 million 5.32% fixed interest rate loan and a draw on the Company’s line of credit.

On December 30, 2004, we acquired a 437,000 rentable square foot Class A office building known as Signature Place, for a purchase price of approximately $38.5 million (plus closing and other costs). The building, located in Dallas, Texas, is comprised of two interconnected towers consisting of Tower 1 with 8 floors, and Tower 2 with 11 floors, and is situated on approximately 10.1 acres with a four-story parking garage. In connection with this acquisition, the Company entered into a joint venture with Wilcox Capital Group, whereby the Company owns 66.7% of the venture. This transaction was financed with proceeds from a $28.8 million variable interest rate non-recourse mortgage and the balance of the equity required was funded by remaining cash from the Company’s December 2004 common stock issuance. As of December 31, 2004, the Signature Place office building was 65% occupied.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements that appear elsewhere in this report. A full summary of the significant accounting policies used in preparing the consolidated financial statements is set forth in Note 1 to those statements. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from estimates made. The Company believes that the specific accounting policies discussed below are critical in preparing its consolidated financial statements due to the increased level of assumptions used or estimates made in determining their impact on its consolidated financial statements.

Revenue Recognition.  The Company generates principally all of its operating revenues from leasing space to various tenants in office buildings owned by the Company. Tenants include for-profit companies across a number of industries as well as various federal and state departments and agencies. The Company’s twenty five largest tenants comprise over half of the Company’s occupied space and generate over half of the Company’s annual operating revenues. Rental income generally commences at the commencement of the lease and is recognized based on the terms of the individual leases. Many of the Company’s leases call for annual fixed increases in rental payments and in such case, rental income is recognized over the terms of the lease on a straight-line basis. Certain other leases call for annual increases based upon an inflation index, such as the Consumer Price Index. For these leases, since the annual dollar increase in rental income cannot be determined at the commencement of the lease, rental income increases each year after applying the inflation index. Where rental concessions (such as free rent) are given to tenants, the Company also recognizes rental income on a straight-line basis over the full term of the leases. The Company may require certain tenants to pay a security deposit in addition to their first month’s rent; the Company records such security deposits as a liability. Many of the Company’s leases require tenants to pay their prorata portion of property operating expenses in addition to their base rent, such amounts typically being in excess of a “base year” amount.

Impairment or Disposal of Long-Lived Assets.  The Company evaluates its real estate assets quarterly to assess whether any impairment indicators are present that affect the recovery of the carrying amount. Factors considered consist of, but are not limited to: current and projected occupancy rates, market conditions in different geographic regions, and management’s plans with respect to its properties. Changes in the supply or demand of tenants for the Company’s properties could impact its ability to lease available space. Should a significant amount of available space exist for an extended period, the Company’s investment in a particular office building may be impaired. If management were to conclude that expected cash flows would not enable the Company to recover the carrying amount of its investments, losses would be recorded and asset values would be reduced. No such impairments in value were recognized during 2004, 2003 or 2002.

Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, the Company records assets held for sale at the lower of carrying amount or fair value less costs to sell. With respect to assets classified as operating properties which are held and used, the Company periodically reviews these assets to determine whether its carrying amount will be recovered. A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value. Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell. If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining estimated holding period are used to determine if the carrying value is recoverable. Upon impairment, the Company would recognize an impairment loss to reduce the carrying value of the long-lived asset to its estimated fair value. The Company’s estimate of fair value and cash flows to be generated from its properties requires it to make assumptions that are highly subjective and based on a variety of factors, including but not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other variables. If one or more assumptions proves incorrect or if the Company’s assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease in net income. No impairment losses were recognized during the years 2004, 2003, and 2002.

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

The allocation to intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases, leasing commissions, legal fees and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets in the balance sheet and are amortized to rental income over the average remaining term of the respective leases. The remaining purchase price is allocated among various categories of tangible assets (building and land) and is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our accounts receivable are comprised primarily of rents and operating expense recoveries due from tenants. Changes in general economic conditions, or in the industries in which our tenants operate, could impact our tenants’ ability to honor their lease obligations, which could in turn affect our recorded revenues and estimates of the collectibility of our receivables. Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease. The Company regularly evaluates the adequacy of its allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. The Company provides an allowance for doubtful accounts for tenant balances that are over 90 days past due and for specific tenant receivables for which collection is considered doubtful. Actual write-offs may differ from these estimates, which could result in an increase or decrease in bad debt expense.

Results of Operations

Rental Revenues.  Rental and other rental services revenues increased $20,792,000 or 14.2 percent from the year ended December 31, 2003 to the year ended December 31, 2004. This increase resulted primarily from recent acquisitions as follows (in thousands):

Center Name	Date of Acquisition	Total 2004 Rental Revenues	Total 2003 Rental Revenues	Variance
Atlantic Center Plaza	January 27, 2004	$13,672	$—	$13,672
Decoverly	April 2, 2004	4,065	—	4,065
Tollway Crossing	September 11, 2003	4,094	1,183	2,911
McGinnis Park	December 30, 2003	2,179	—	2,179
Campus Circle	September 11, 2003	3,000	1,162	1,838
Westchase Corporate Center	August 16, 2004	1,700	—	1,700
Las Olas Centre	November 24, 2004	1,473	—	1,473
Baymeadows Way	July 23, 2004	1,101	—	1,101
Total		$31,284	$2,345	$28,939

The effect of these increases was partially offset by (i) a decrease in rental revenues from the Lakes on Post Oak and Three Ravinia Drive ($1,814,000 and $1,451,000, respectively), (ii) a reduction in rates per square foot, and (iii) a reduction in revenues from same store properties ($4,608,000). Rental and other rental services revenues increased $19,672,000 or 15.5 percent from the year ended December 31, 2002 to the year ended December 31, 2003. This increase resulted primarily from (i) the acquisition of Tollway Crossing and Campus Circle in September 2003 ($2,345,000), (ii) an increase in revenues from the Lakes on Post Oak property acquired in December 2002 ($16,236,000), and (iii) an increase in revenues from the Three Ravinia Drive property ($3,197,000). The effect of these increases was partially offset by (i) a reduction in rates per square foot and (ii) a decrease in overall occupancy rates, resulting in a reduction in revenues from same store properties.

Management Fee Revenues.  For 2004, management fee revenues increased $28,000 as compared to 2003. For 2003, management fee revenues decreased $3,016,000 as compared to 2002. This decrease was due primarily to the loss of fees associated with a property management agreement with AP-Knight LP that was terminated in December 2002, partially offset by asset management fees received from Crocker Realty Trust. This asset management agreement ended in May 2003.

Expenses.  Property operations expense includes such charges as utilities, real estate taxes, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. During 2004, property operations expense increased $7,759,000, compared to 2003. This increase was mostly attributable to (i) the acquisition of Atlantic Center Plaza in January 2004 ($4,410,000), (ii) the acquisition Campus Circle and Tollway Crossing in September 2003 ($2,848,000), and (ii) the acquisition of Decoverly in April 2004 ($1,281,000). This increase was partially offset by a decrease in operating expenses with respect to the Company’s same store properties ($1,582,000). During 2003, property operations expense increased $11,146,000, compared to 2002, primarily due to (i) the acquisition of the Lakes on Post Oak in Houston, Texas, in December 2002 ($8,278,000), (ii) the acquisition of the Dallas Campus Circle andTollway Crossing on September 11, 2003 ($817,000), and (iii) increases in the Company’s insurance and real estate tax expenses. For 2004, 2003 and 2002, property operations expense as a percentage of total rental and other rental services revenues was 39.0 percent, 39.2 percent and 36.5 percent, respectively.

Depreciation and Amortization.  Depreciation expense has been calculated on the straight-line method based upon the useful lives of the Company’s depreciable assets, generally 3 to 39 years. For 2004, depreciation expense increased $6,968,000, compared to 2003. This was primarily due to 2004 acquisitions ($5,248,000) and an increase in tenant and building improvements at the Lakes on Post Oak and other office projects. For 2003, depreciation expense increased $3,631,000, compared to 2002. This increase was mostly attributable to the acquisition of The Lakes on Post Oak in December 2002 and Tollway Crossing and Campus Circle in September 2003.

In 2004, amortization expense increased $1,973,000, compared to 2003. This increase was due primarily to $877,000 of additional amortization of leasing commissions resulting from increased leasing activity in 2004. Additionally, $1,108,000 of this was due to an increase in the amortization of the fair value of in-place leases resulting from recent acquisitions. In 2003, amortization expense increased $1,148,000, compared to 2002. This increase was due primarily to amortization of the fair value of in-place leases in the amount of $966,000. Additionally, $176,000 of this was due to amortization related to deferred tenant costs.

Interest Expense.  Interest expense increased $2,993,000 during 2004, compared to 2003, primarily due to an increase in the Company’s average outstanding debt resulting from its 2004 acquisition of Atlantic Center Plaza. This increase was partially offset by a decrease in the weighted average interest rate on the Company’s variable rate loans. Interest expense increased $4,104,000 during 2003, compared to 2002, primarily due to an increase in the average balance of mortgages and loans payable as a result of the financing of Three Ravinia Drive and The Lakes on Post Oak acquisitions during 2002. During 2004, 2003, and 2002, the weighted average interest rate on the Company’s variable rate loans was 3.7 percent, 4.0 percent and 4.1 percent, respectively. The Company’s average outstanding amount under such loans during 2004, 2003, and 2002 was $167,034,000, $102,600,000, and $75,498,000, respectively. During 2004, 2003, and 2002, the weighted average interest rate on the Company’s fixed rate loans was 7.1 percent, 7.3 percent and 7.3 percent, respectively. The Company’s average outstanding amount under its fixed rate loans during 2004, 2003, and 2002 was $331,363,000, $316,747,000, and $248,206,000, respectively.

General and Administrative Expense.  For 2004, general and administrative expenses increased $1,914,000 as compared to 2003. This increase was the result of a one-time payment of $540,000 made to the Company’s Chief Executive Officer (as described in Note 2 to the consolidated financial statements), as well as an overall increase in payroll related costs resulting from increased staffing requirements due to recent acquisitions ($1,134,000 for the year ended December 31, 2004) and increased administrative costs, including costs incurred in connection with changing the Company name and increased audit fees resulting from compliance with the Sarbanes-Oxley Act of 2002 ($815,000). This increase was partially offset by a decrease in pension related costs ($235,000) and a one-time severance payment made during 2003 to the Company’s former Chief Financial Officer ($702,000). For 2003, general and administrative expenses decreased $243,000, compared to 2002. This decrease resulted from a reduction in compensation expense ($1,049,000) that was partially offset by increased professional fees, pension costs, a one-time severance payment made during 2003 to the Company’s former Chief Financial Officer, and expenses related to the Company’s corporate office relocation. The Company also reduced its allocation of general and administrative expenses under the terms of certain management agreements. These agreements were cancelled at the end of 2002 and in 2003. During 2003, the Company also incurred a one-time curtailment loss of $418,000 related to the resignation of a participant in the Company’s retirement plan. The Company also experienced increases in professional fees for internal audit, legal, and personnel recruiting services.

Management Fee Expense.  Direct costs of management fees decreased $88,000 during 2004, compared to 2003. Direct costs of management fees decreased $3,247,000 during 2003, compared to 2002. This decrease was due primarily to the loss of fees associated with a property management agreement with AP-Knight LP that was terminated in December 2002. This decrease was partially offset by asset management fees received for the management of Crocker Realty Trust. This asset management agreement ended in May 2003.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $83.1 million of indebtedness that matures within the twelve month period;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans; and

•	make the distributions required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that these needs will be satisfied using cash flows generated by operations and provided by financing activities, which could include borrowings on our $165.0 million secured revolving credit facility. Rental revenue, recovery income from tenants, and other income from operations are our principal sources of fund used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain our REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness;

•	income from operations;

•	joint ventures;

•	sales of real estate;

•	issuances of additional common and preferred stock; and

•	our secured revolving line of credit or other credit facilities.

We also draw on multiple financing sources to fund our long-term capital needs. Our primary external sources of funds are bank borrowings, mortgage financings, and public and private offerings of equity securities. For the year ended December 31, 2004, our largest sources of cash from financing activities were proceeds from the registered sale of our common stock ($213.0 million) and proceeds from mortgages and loans (267.4 million). Our $165.0 million secured line of credit is utilized primarily for acquisitions and other general corporate uses.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $32.7 million and $9.2 million at December 31, 2004 and December 31, 2003, respectively, representing an increase of $23.5 million. The increase was a result of the following increases and decreases in cash flows:

	Years ended December 31,
	2004	2003	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$49,224	$46,034	$3,190
Net cash used in investing activities	$(349,850)	$(66,804)	$(283,046)
Net cash provided by financing activities	$324,180	$25,306	$298,874

Operating Activities.  Our principal source of cash flow is related to the operation of our office properties. The average term of a tenant lease is approximately 3.5 years with occupancy rates historically in the range of 75% to 85%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. As a REIT for Federal income tax purposes, the Company is required to pay out annually, as dividends, at least 90 percent of its REIT taxable income. In the past, the Company has paid out dividends in amounts at least equal to its REIT taxable income. The Company believes that its cash provided by operating activities and its current cash balance will be sufficient to cover debt service payments and to pay the dividends required to maintain its REIT status.

During the year ended December 31, 2004, the Company generated approximately $49.2 million in net cash from operating activities, approximately $3.2 million more than 2003. The Company’s increased generation of cash from operations is primarily attributable to growth in the rate of increases in accounts payable, accrued liabilities and other liabilities (approximately $18.9 million). The increase in cash generated by operations was partly offset by a decrease in net income (approximately $0.7 million) and an increase in the growth rate of accounts receivable of $24.1 million (which was primarily attributable to an increase in free rent concessions on new leases).

The level of cash flow generated by rents depends primarily on the occupancy rates of the Company’s buildings and changes in rental rates on new and renewed leases and under escalation provisions contained in most leases. As of December 31, 2004, approximately 99% percent of the Company’s annualized gross rental revenues were derived from existing leases containing provisions for rent escalations. However, market conditions may prevent the Company from escalating rents under such provisions.

During 2004, the Company sold approximately 14.5 acres of undeveloped land at its Atlanta Gwinnett Center for approximately $3.25 million, which resulted in a gain of approximately $211,000. During 2003, the Company recognized a total gain on the sale of assets of $573,000 which consists of a gain of $585,000 related to the sale of 7.7 acres of unimproved land at Charlotte Carmel and minimal losses on the disposition of certain assets.

As of December 31, 2004, leases representing approximately 15.1 percent of the gross annualized rent from the Company’s properties, without regard to the exercise of options to renew, were due to expire during 2005. This represents approximately 317 leases for space in buildings located in 20 of the Company’s 26 office projects (which includes an interest in an unconsolidated entity). Certain of these tenants may not renew their leases or may reduce their demand for space. Leases were renewed on approximately 66 percent, 53 percent, and 64 percent of the Company’s rentable square feet, which expired during 2004, 2003 and 2002, respectively. For those leases which renewed during 2004, the average base rental rate decreased from $17.93 to $17.33, a decrease of 3.5 percent. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases which will expire during 2004 and the competition for tenants in the markets in which the Company operates, the Company has offered, and expects to continue to offer, incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement allowances and, in certain markets, reduced rents during initial lease periods.

The Company has historically benefited from generally positive economic conditions and stable occupancy levels in many of the metropolitan areas in which the Company owns office buildings. The Company believes that the southeastern United States, Maryland and Texas provide significant economic growth potential due to the areas’ diverse regional economies, expanding metropolitan areas, skilled work force and moderate labor costs. Due to general economic trends, however, the Company recently has experienced moderately weak demand for office space in the markets in which it owns office buildings. Cash flow from operations could be reduced if economic conditions resulted in lower occupancy, declining market rental rates, and lower rental income for the Company’s office buildings, which may in turn affect the amount of dividends paid by the Company. For the properties owned on December 31, 2004, occupancy was 82 percent.

Governmental tenants (including the State of Florida and the United States of America), which accounted for 17.4 percent of the Company’s leased space as of December 31, 2004, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the Company’s private-sector tenants may reduce their current demands, or curtail their future need, for additional office space.

During 2000, the Company reached an agreement with Crocker Realty Trust (“Crocker”) to provide asset management services for the 6.1 million square foot portfolio of CRT. Mr. Thomas J. Crocker, the Company’s

President and Chief Executive Officer, was Chairman of the Board and Chief Executive Officer of Crocker, owning 2.8 percent of the outstanding Crocker shares, Mr. Robert E. Onisko (the Company’s former Chief Financial Officer) was the Treasurer and Chief Financial Officer owning 0.2 percent of the outstanding shares and Apollo Knight, L.P. was a principal shareholder owning 49 percent of the outstanding Crocker shares. The Company was paid a fee for these services based upon the value of Crocker’s assets. The terms of this agreement were approved by a committee of the Company’s Board of Directors whose members were not affiliated with Crocker, and who determined that such terms were similar to those that could be obtained from an unaffiliated third party. The agreement was terminated in May 2003. During 2004, 2003 and 2002, the Company earned fees of $0, $237,000 and $603,000, respectively, under this agreement.

Investing Activities.  At December 31, 2004, substantially all of the Company’s invested assets were in office buildings and land. Improvements to the Company’s existing properties have been financed principally through recent stock offerings and internal operations. During the years ended December 31, 2004 and December 31, 2003, the Company’s primary use of cash for investing activities was the acquisition of additional office buildings. Of the $349.9 million and $66.8 million utilized in investing activities during the twelve months ended December 31, 2004 and December 31, 2003, respectively, $302.5 million and $52.9 million was for property acquisitions.

On January 12, 2004, the Company acquired a 30% interest in a joint venture that owns the Broward Financial Center, resulting in a total investment of $5.3 million (including closing costs and fees) which includes a DownREIT minority contribution of $2.1 million.

On January 27, 2004, the Company acquired Atlantic Center Plaza, a twenty-three story 502,000 square foot building located in Atlanta, Georgia, for a purchase price of $116.5 million plus closing and other costs. The Company initially allocated approximately $10.0 million and $108.1 million of the net purchase price to value of the acquired land and building, respectively.

On April 2, 2004, the Company acquired four properties, including two Class A four-story office buildings, a ground lease and an undeveloped parcel of land located in the Decoverly Office Park in Rockville, Maryland for a purchase price of $42.0 million plus closing and other costs. The two office buildings aggregate approximately 155,000 square feet of rentable space and the undeveloped land parcel contains 3.2 acres with an approved site plan for a four-story 105,000 square foot office building. The Company initially allocated approximately $19.7 million and $22.8 million of the net purchase price to value of the acquired land and buildings, respectively.

On July 23, 2004 the Company acquired Baymeadows Way, a five-story, 224,000 square foot, single-tenant, Class A office building located Jacksonville, Florida, for a purchase price of $20.8 million, plus closing and other costs. As part of this transaction, the Company issued 33,202 DownREIT limited partnership units in exchange for a $760,985 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $154,107 from an unrelated third party. The Company initially allocated approximately $2.4 million and $18.6 million of the net purchase price to value of the acquired land and building, respectively.

On August 16, 2004, the Company acquired the Westchase Corporate Center located in Houston, Texas; a six-story, 184,000 square foot, Class A office building for a purchase price of $20.3 million, plus closing and other costs. As part of this transaction, the Company issued 28,584 DownREIT limited partnership units in exchange for a $639,015 contribution from a related minority partner (Thomas J. Crocker, the Company’s Chief Executive Officer) in a joint venture with the Company (see Note 9). The Company received an additional minority interest contribution of $545,893 from an unrelated third party. The Company initially allocated approximately $1.4 million and $19.4 million of the net purchase price to value of the acquired land and building, respectively.

On October 4, 2004, the Company sold approximately 14.5 acres of undeveloped land located across the street from its Atlanta Gwinnet Center for approximately $3.25 million. This transaction resulted in a gain of approximately $211,000.

On November 24, 2004, the Company acquired the partnership interests in two Class A office buildings known as the Las Olas Centre, which comprises approximately 469,000 rentable square feet located in the central business district of Fort Lauderdale, Florida, for a purchase price of $138.0 million plus closing costs. The Company initially allocated approximately $7.4 million and $130.8 million of the net purchase price to value of the acquired land and buildings, respectively.

On December 30, 2004, the Company acquired a 437,000 rentable square foot Class A office building known as Signature Place, for a purchase price of approximately $38.5 million (plus closing and other costs). The building, located in Dallas, Texas, is comprised of two interconnected towers consisting of Tower 1 with 8 floors, and Tower 2 with 11 floors, and is situated on approximately 10.1 acres with a four-story parking garage. In connection with this acquisition, the Company entered into a joint venture with Wilcox Capital Group, whereby the Company owns 66.7% of the venture. The Company initially allocated approximately $5.8 million and $32.8 million of the net purchase price to value of the acquired land and building, respectively.

On September 11, 2003, the Company acquired Tollway Crossing, formerly known as the Rosemeade Building, and Campus Circle in Dallas, Texas for approximately $33.1 million. These properties consist of two office buildings with a total of approximately 280,000 square feet of rentable space. The Company initially allocated approximately $6.0 million and $27.1 million of the net purchase price to value of the acquired land and buildings, respectively.

On December 30, 2003, the Company, through a joint venture with Triangle W/Development, acquired two mid-rise office buildings encompassing 202,279 square feet plus 8.5 acres of undeveloped land suitable for development located in the McGinnis Park office complex in Atlanta, Georgia. The Company contributed approximately $13.9 million to pay off an existing mortgage plus an additional amount for closing costs and working capital, funded from its secured line of credit. The joint venture assumed an existing mortgage on the undeveloped land of approximately $978,000. The Company initially allocated approximately $5.6 million and $14.1 million of the net purchase price to value of the acquired land and buildings, respectively.

The Company’s expenditures for first generation tenant and building improvements was $24,149,000 and $10,625,000 during 2004 and 2003, respectively. These expenditures were primarily due to re-designing office space for new tenants.

Financing Activities.  The Company’s primary external sources of cash are bank borrowings, mortgage financings, and public and private offerings of equity securities. The proceeds of these financings are used by the Company to acquire buildings and land and to refinance debt. The Company generated $324.2 million and $25.3 million of cash from financing activities in the twelve months ended December 31, 2004 and December 31, 2003, respectively. For the twelve months ended December 31, 2004, the Company’s largest sources of cash from financing activities were proceeds from the registered sale of common stock ($213.0 million) and proceeds from mortgages and loans ($267.4 million). In the same time period, the Company’s largest uses of cash for financing activities were principal payments on mortgages and loans payable ($128.5 million) and dividends paid ($42.1 million). For the twelve months ended December 31, 2003, the Company’s largest sources of cash from financing activities were proceeds from the registered sale of preferred stock ($72.1 million) and proceeds from mortgages and loans ($52.0 million). In the same time period, the Company’s largest uses of cash for financing activities were principal payments on mortgages and loans payable ($75.0 million) and dividends paid ($31.5 million).

Loan maturities and normal amortization of mortgages and loans payable during 2005 are expected to total approximately $83.1 million. In order to generate funds sufficient to make principal payments in respect of indebtedness of the Company over the long term, as well as necessary capital and tenant related expenditures, the Company will be required to successfully refinance its indebtedness or procure additional equity capital. However, there can be no assurance that any such refinancing or equity financing will be achieved or will generate adequate funds on a timely basis for these purposes. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. Unfavorable conditions in the financial markets, the degree of leverage of the Company and various other factors may limit the ability of the Company to successfully undertake any such financings, and no assurance can be given as to the availability of alternative sources of funds. In June 2004, the Company filed a shelf registration statement with respect to the issuance of up to $500 million of its common stock, preferred stock, and/or debt securities or any combination thereof. As of December 31, 2004, the Company has issued $114.9 million of its common stock under this registration statement. The Company may occasionally issue new common or preferred shares or debt securities under an existing or new shelf registration.

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

Debt and Equity Financings

On February 9, 2005, the Company refinanced its $77.0 million loan held by Column Financial, Inc. with a $78.0 million loan from ING USA Annuity and Life Insurance Company. The new loan has an initial maturity date of March 1, 2010, with two one-year extension options. The loan bears monthly interest at variable rate of LIBOR plus 1.25% (the LIBOR monthly contract rate in effect for this loan was 2.59% as of February 9, 2005) and is interest only for the first twelve months. Beginning March 1, 2006, monthly principal payments based on a 25 year amortization schedule will be due along with interest payments. This indebtedness will be collateralized by property with a carrying value of approximately $110.7 million at December 31, 2004. This new loan will require a $6.0 million Letter of Credit in lieu of lender escrows for leasing costs.

During the year 2004, the Company replaced its previous $100 million secured revolving credit facility led by Fleet Bank, which had an outstanding balance of $15.0 million as of December 31, 2003 and was scheduled to mature in December 2004, with a $165 million secured revolving credit facility led by Wells Fargo Bank, which had no outstanding balance as of December 31, 2004 and a maturity date of August 23, 2007. The Company’s secured revolving credit facility provides for monthly interest payments and requires the Company to maintain certain minimum financial ratios and abide by various other covenants.

In December 2004, the Company issued 4,749,300 shares of its common stock (including 399,300 shares issued in connection with the exercise of an over-allotment option granted to Morgan Stanley and Company, Inc., the Company’s principal underwriter) at a price to the public of $24.20 per share. The net proceeds of approximately $112,938,000 were used to pay down the Company’s secured revolving credit facility ($90.0 million) and fund a portion of the purchase price of Signature Place ($7.3 million), with the remainder intended for general corporate purposes, acquisitions and development.

On April 21, 2004, the Company amended and extended the loan agreement governing its $75.9 million loan with MetLife assumed in connection with the acquisition of Atlantic Center Plaza. As part of the amendment, the existing variable interest rate (LIBOR plus 160 basis points) remained in place through December 31, 2004 and the Company borrowed an additional $4.1 million prior to December 31, 2004. Effective January 1, 2005, the rate will be fixed at 5.49% until maturity, which is December 31, 2014.

In January 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to Morgan Stanley and Company, Inc., the Company’s principal underwriter) at a price to the public of $20.45 per share. The net proceeds of approximately $100,535,000 were used to pay down the Company’s revolving credit facility ($15 million) and fund a portion of the acquisition of Atlantic Center Plaza ($40.5 million), with the remainder intended for general corporate purposes, including subsequent acquisitions.

On September 10, 2003, the Company issued 2,990,000 shares of 8-1/2% Series A Cumulative Redeemable Preferred Stock, including 390,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter. The offering resulted in approximately $72.1 million in net proceeds, of which $33.1 million was used to fund the acquisition of the Tollway Crossing and Campus Circle in Dallas, Texas. In addition, $34 million was used to pay down the Company’s secured revolving credit facility. The remaining proceeds were used for general corporate purposes.

Prior to 1999, the Company’s Board of Directors approved the repurchase of up to one million shares of the Company’s common stock. The Company repurchased 54,000 common shares for approximately $852,000 during 1999. During 2000, the Board approved the repurchase of up to 2.65 million common shares and the Company repurchased 1,209,980 common shares for approximately $20.4 million for a remaining balance of approximately 1.44 million common shares approved. The Company did not repurchase any common shares during 2001, 2003 or 2004. During 2002, the Company repurchased 32,800 common shares for approximately $503,000.

Contractual Obligations
(In thousands)

	Total	Less than One Year		1–3 Years	3–5 Years	More than Five Years
Long-Term Debt Obligations (a)	$623,467	$83,067	(c)	$121,822	$210,753	$207,825
Purchase Obligations (b)	14,302	14,302		—	—	—

(a)	Increases in interest rates on variable rate debt could increase the Company’s interest expense and adversely affect cash flow and the ability to pay dividends to shareholders. The Company may be required to purchase interest rate protection products in connection with future variable rate debt, which may further increase borrowing costs. The Company’s use of leverage can adversely impact its operations, cash flow, and ability to make distributions and its financial condition will be negatively impacted if it cannot repay or refinance its indebtedness as it becomes due. The Company is subject to risks normally associated with debt financing, including: the risk that its cash flow will be insufficient to meet required payments of principal and interest; the risk that the existing debt with respect to its properties, which in most cases will not have been fully amortized at maturity, will not be able to be refinanced; and the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of the existing debt.

(b)	These amounts represent tenant improvement allowance obligations for leases in place as of December 31, 2004 ($13,655,000), as well as a contractual commitment related to the renovation of The Lakes on Post Oak in Houston, Texas ($647,000). In connection with the loan of the Lakes on Post Oak, the Company obtained a $1,705,000 letter of credit in lieu of additional cash escrows for tenant improvements and leasing commissions.

(c)	$77 million of this variable interest rate debt was refinanced on February 9, 2005, and has a new maturity date of March 1, 2010.

As of December 31, 2004 and December 31 2003, the Company’s mortgage notes payable were comprised of the following (in thousands):

Mortgage	As of December 31, 2004	As of December 31, 2003	Current Interest Rate	Maturity Date
Variable rate mortgages (a)	$185,800	$93,468	3.88% to 5.27%	12/09/05 to 01/01/15
Fixed rate mortgages	437,667	315,248	5.26% to 8.33%	12/01/06 to 12/11/14
Total mortgage notes payable	$623,467	$408,716

(a)	Effective January 1, 2005, $80,000,000 of the variable rate mortgages was to be converted to a 5.49% fixed rate mortgage which has a maturity of January 1, 2015.

The weighted average interest rate on the Company’s mortgages was 6.07% and 6.58% as of December 31, 2004 and December 31, 2003, respectively.

Off-Balance Sheet Arrangements

On January 12, 2004, the Company, through a newly formed subsidiary DownREIT limited partnership called CRT BFC, Ltd. (formerly known as Koger BFC, Ltd.), acquired all of the partnership interests in Broward Financial Center (“BFC”) in downtown Fort Lauderdale, Florida, in a joint venture with an affiliate of Investcorp Properties Limited of New York (“Investcorp”), for approximately $60.1 million. BFC is a twenty-four story office building containing approximately 326,000 rentable square feet. CRT has a 30% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were owned by entities in which the Company’s Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of the Company’s board of directors and finance committee without the participation of Mr. Crocker. Investcorp, as the joint venture partner acquiring 70% of the economic interests, played a substantial role in negotiating the purchase. The Company acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units will be entitled to receive quarterly distributions equivalent to the quarterly dividend declared on the Company’s common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of the Company’s common stock at the time of redemption and the average per share closing price of the Company’s common stock for the thirty trading days preceding the redemption) or, at the Company’s option, shares of the Company’s common stock (one share of the Company’s common stock per Unit). The Company’s total investment in this joint venture is $5.3 million including DownREIT minority contributions ($2.1 million) and closing costs. The Company accounts for this investment using the equity method of accounting as it does not have a controlling interest over the operating and financial policies of the joint venture, nor is it the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As a result, the assets and liabilities of this joint venture are not included in the Company’s balance sheet. This investment was recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

FFO excludes depreciation and amortization, however, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact the Company’s results from operations, therefore the utility of FFO as a measure of performance is limited. Moreover, while the Company believes its computation of FFO conforms to the NAREIT definition, it may not be comparable to FFO reported by REITs that interpret the definition differently or that do not define FFO in accordance with the NAREIT definition at all. Accordingly, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, and (iii) is not indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions, because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.

FFO available to common shareholders is calculated as follows (in thousands):

	2004	2003	2002	2001	2000
Net income	$15,902	$16,691	$16,423	$73,223	$27,153
Dividends on preferred stock	(6,352)	(1,995)	—	—	—
Depreciation — real estate	36,610	29,546	25,889	32,261	31,720
Depreciation — unconsolidated entity	447	—	—	—	—
Amortization — deferred tenant costs	2,576	1,700	1,523	2,172	1,923
Amortization — goodwill	—	—	—	170	170
Minority interest (net of add-backs)	62	—	20	1,044	1,156
Amortization — fair value of acquired leases	1,666	537	—	—	—
Gain on sale or disposition of operating properties	—	—	—	(39,189)	(5,963)
FFO available to common shareholders	$50,911	$46,479	$43,855	$69,681	$56,159

NAREIT’s definition of FFO discussed in its White Paper defining Funds From Operations provides for an inclusion of all gains on the sale or disposition of non-operating properties (i.e., vacant land). In order to conform to the NAREIT definition, the Company has restated its FFO available to common shareholders to include all gains on the sale or disposition of non-operating properties for the years 2003, 2002, and 2000, resulting in an increase in FFO of $573,000, $21,000, and $52,000, respectively.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has a $165 million secured revolving credit facility and term loans with variable interest rates. The Company may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase the Company’s interest expense, which would adversely affect the Company’s cash flow and its ability to pay dividends to its shareholders. The Company has not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of December 31, 2004, the Company had $185.8 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,858,000. Additionally, the Company had $437.7 million outstanding under loans with fixed interest rates as of December 31, 2004. The Company may incur additional fixed rate debt in the future to meet its financing needs. If the market interest rate on this fixed rate debt were 100 basis points lower, the fair value of the Company’s fixed rate debt would increase to $460.1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CRT Properties, Inc.
Boca Raton, Florida:

We have audited the accompanying consolidated balance sheets of CRT Properties, Inc. and subsidiaries (the “Company”), formerly Koger Equity, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRT Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
CERTIFIED PUBLIC ACCOUNTANTS
West Palm Beach, Florida
March 15, 2005

CRT PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(In Thousands Except Share Data)

	2004	2003
ASSETS
Real estate investments:
Operating properties:
Land	$162,988	$119,973
Buildings	1,189,658	838,430
Furniture and equipment	3,747	3,599
Accumulated depreciation	(215,587)	(179,569)
Operating properties — net	1,140,806	782,433
Undeveloped land held for investment	14,628	10,975
Undeveloped land held for sale	—	3,041
Cash and cash equivalents	32,717	9,163
Restricted cash	15,964	11,114
Accounts receivable, net of allowance for uncollectible accounts of $1,169 and $939	22,957	16,236
Investment in unconsolidated entity	3,217	—
Other assets	53,977	15,239
TOTAL ASSETS	$1,284,266	$848,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and loans payable	$623,467	$408,716
Accounts payable	8,584	4,299
Accrued real estate taxes payable	2,414	1,853
Accrued liabilities — other	24,259	11,016
Dividends payable	11,365	7,824
Advance rents and security deposits	9,039	6,846
Total Liabilities	679,128	440,554
Minority interest	11,179	4,672
Commitments and contingencies (Notes 3 and 10)	—	—
Shareholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; liquidation preference of $25 per share; 2,990,000 shares issued and outstanding	30	30
Common stock, $.01 par value; 100,000,000 shares authorized; issued: 40,115,540 and 30,011,225 shares; outstanding: 31,614,502 and 21,495,956 shares	401	300
Capital in excess of par value	762,642	546,968
Notes receivable from stock sales to related parties	—	(5,092)
Accumulated other comprehensive loss	(536)	(241)
Dividends in excess of net income	(37,110)	(7,405)
Treasury stock, at cost; 8,501,038 and 8,515,269 shares	(131,468)	(131,585)
Total Shareholders’ Equity	593,959	402,975
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,284,266	$848,201

See Notes to Consolidated Financial Statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004
(In Thousands Except Per Share Data)

	2004	2003	2002
Revenues
Rental and other rental services	$166,868	$146,076	$126,404
Management fees	359	331	3,347
Total operating revenues	167,227	146,407	129,751
Expenses
Property operations	65,140	57,381	46,235
Depreciation and amortization	41,628	32,687	27,908
General and administrative	13,052	11,138	11,381
Direct cost of management fees	—	88	3,335
Other	169	147	143
Total operating expenses	119,989	101,441	89,002
Operating Income	47,238	44,966	40,749
Other Income (Expense)
Interest income	407	307	405
Mortgage and loan interest	(32,242)	(29,249)	(25,145)
Total other income (expense)	(31,835)	(28,942)	(24,740)
Income Before Gain on Sale or Disposition of Assets, Income Taxes and Minority Interest and Equity in Earnings of Unconsolidated Subsidiary	15,403	16,024	16,009
Gain on sale or disposition of assets	211	573	21
Income Before Income Taxes and Minority Interest and Equity in Earnings of Unconsolidated Subsidiary	15,614	16,597	16,030
Income tax benefit	—	94	413
Income Before Minority Interest and Equity in Earnings of Unconsolidated Subsidiary	15,614	16,691	16,443
Minority interest	(124)	—	(20)
Equity in earnings of unconsolidated subsidiary	412	—	—
Net Income	15,902	16,691	16,423
Dividends on preferred stock	(6,352)	(1,995)	—
Net Income Available to Common Shareholders	$9,550	$14,696	$16,423
Earnings Per Share Available to Common Shareholders:
Basic	$0.36	$0.69	$0.77
Diluted	$0.35	$0.69	$0.77
Weighted Average Shares:
Basic	26,792	21,337	21,269
Diluted	27,137	21,448	21,378

See Notes to Consolidated Financial Statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
(In Thousands)

	Preferred Stock		Common Stock		Capital in Excess	Notes Receivable	Accum. Other	Retained Earnings (Dividends in Excess		Total
	Shares Issued	Par Value	Shares Issued	Par Value	of Par Value	from Stock Sales	Comp. Loss	of Net Income)	Treasury Stock	Shareholders’ Equity
BALANCE, DECEMBER 31, 2001	—	$ —	29,663	$297	$469,779	$(5,066)	$ —	$ 21,180	$(131,648)	$354,542
Common stock sold					145				430	575
Stock loans to related parties						(200)				(200)
Treasury stock purchased									(503)	(503)
Options exercised			163	1	2,232					2,233
Unrecognized loss on defined benefit plan							(212)			(212)
Dividends declared								(29,790)		(29,790)
Net income								16,423		16,423
BALANCE, DECEMBER 31, 2002			29,826	298	472,156	(5,266)	(212)	7,813	(131,721)	343,068
Preferred stock issued	2,990	30			72,079					72,109
Common stock sold					147				136	283
Unrecognized loss on defined benefit plan							(29)			(29)
Options exercised			185	2	2,586					2,588
Stock loan repayments						174				174
Dividends declared								(31,909)		(31,909)
Net income								16,691		16,691
BALANCE, DECEMBER 31, 2003	2,990	30	30,011	300	546,968	(5,092)	(241)	(7,405)	(131,585)	402,975
Common stock sold			9,924	99	212,753				117	212,969
Unrecognized loss on defined benefit plan							(295)			(295)
Options exercised			180	2	2,921					2,923
Stock loan repayments						5,092				5,092
Dividends declared								(45,607)		(45,607)
Net income								15,902		15,902
BALANCE, DECEMBER 31, 2004	2,990	$30	40,115	$401	$762,642	$—	$(536)	$(37,110)	$(131,468)	$593,959

See Notes to Consolidated Financial Statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004
(In Thousands)

	2004	2003	2002
Operating Activities
Net income	$15,902	$16,691	$16,423
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	(412)	—	—
Depreciation and amortization	41,628	32,687	27,908
Amortization of deferred loan costs	1,669	1,465	1,894
Provision for uncollectible accounts	447	476	445
Minority interest	124	—	20
Gain on sale or disposition of assets	(211)	(573)	(21)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(29,908)	(5,831)	(2,338)
Increase in accounts payable, accrued liabilities and other liabilities	19,985	1,119	2,376
Net cash provided by operating activities	49,224	46,034	46,707
Investing Activities
Proceeds from sales of non-operating assets	3,250	1,580	81
Decrease (increase) in restricted cash	(4,850)	2,226	(13,340)
Purchase of limited partner interests	—	—	(16,465)
Investment in unconsolidated entity	(3,466)	—	—
Dividends from unconsolidated entity	661	—	—
Property acquisitions	(302,536)	(52,896)	(228,299)
Tenant improvements to first generation space	(10,912)	(5,180)	(1,479)
Tenant improvements to second generation space	(7,035)	(4,660)	(5,207)
Building improvements	(13,237)	(5,445)	(4,907)
Deferred tenant costs	(11,577)	(2,150)	(1,951)
Additions to furniture and equipment	(148)	(279)	(272)
Net cash used in investing activities	(349,850)	(66,804)	(271,839)
Financing Activities
Proceeds from mortgages and loans	267,396	51,978	250,000
Proceeds from issuance of preferred stock	—	72,109	—
Proceeds from sales of common stock	212,969	283	575
Proceeds from exercise of stock options	2,923	2,588	2,233
Decrease (increase) in notes receivable from related parties	5,092	174	(200)
Principal payments on mortgages and loans	(128,519)	(74,960)	(66,985)
Dividends paid	(42,064)	(31,538)	(66,495)
Distributions paid to minority interest holders	(144)	—	(398)
Treasury stock purchased	—	—	(503)
Contributions from minority interest	6,527	4,672	—
Financing costs	—	—	(1,838)
Net cash provided by financing activities	324,180	25,306	116,389
Net increase (decrease) in cash and cash equivalents	23,554	4,536	(108,743)
Cash and cash equivalents — beginning of year	9,163	4,627	113,370
Cash and cash equivalents — end of year	$32,717	$9,163	$4,627

See Notes to Consolidated Financial Statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES

Organization.  The Company is a self-administered and self-managed real estate investment trust (“REIT”). At December 31, 2004, the Company owned 136 office buildings in 26 office projects totaling 11.4 million net rentable square feet, located in twelve metropolitan areas in the southeastern United States, Maryland, and Texas. Thirteen of the Company’s 26 office projects are owned directly by CRT; 12 of the remaining 13 office projects are owned by various affiliated entities, all of which are fully consolidated. The sole unconsolidated office project, Broward Financial Centre, is owned 30% by CRT. The Company manages 22 of the 26 office projects (including Broward Financial Centre); two office projects are managed by third parties. The remaining two office projects are managed by the Company’s respective joint venture partners.

Principles of Consolidation.  The consolidated financial statements include the accounts of CRT, its wholly-owned subsidiaries (the “Company”), and majority-owned joint ventures. All material intercompany transactions and accounts have been eliminated in consolidation. The Company accounts for an investment in an unconsolidated entity using the equity method of accounting, as it does not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of the joint venture are not included in the Company’s balance sheet. FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” requires existing unconsolidated Variable Interest Entities (“VIE”) to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both. The Company accounts for its investment in an unconsolidated entity using the equity method of accounting rather than consolidation under FIN 46(R) since the Company has determined that it is not the primary beneficiary of the entity. This investment was initially recorded at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES (Continued)

Earnings Per Common Share.  Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The treasury stock method is used to calculate dilutive shares. This method reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. Following is a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share.

EARNINGS PER SHARE COMPUTATIONS
(In Thousands Except Per Share Data)

	2004	2003	2002
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net income available to common shareholders	$9,550	$14,696	$16,423
Shares:
Weighted average number of common shares outstanding — Basic	26,792	21,337	21,269
EARNINGS PER SHARE — BASIC	$0.36	$0.69	$0.77
Shares:
Weighted average number of common shares outstanding — Basic	26,792	21,337	21,269
Effect of dilutive securities (a):
Stock options	345	111	109
Adjusted common shares — Diluted	27,137	21,448	21,378
EARNINGS PER SHARE — DILUTED	$0.35	$0.69	$0.77

(a)	Shares issuable were derived using the “Treasury Stock Method” for all dilutive potential shares. As of December 31, 2004, the Company excluded approximately 125,000 antidilutive stock options from the above calculation.

Statements of Cash Flows.  For 2004, 2003 and 2002, total interest payments were $29,767,000, $27,540,000 and $22,949,000, respectively. No interest was capitalized during 2004, 2003 and 2002. For 2004, 2003 and 2002, payments for income taxes totaled $0, $0 and $23,000, respectively. For 2004, non cash items for the issuance of limited partner units and assumption of debt from real estate acquisitions were $2,041,000 and $75,874,000, respectively.

Significant Accounting Policies and Estimates.  The Company believes the following significant accounting policies affect the significant estimates and assumptions used in the preparation of its consolidated financial statements:

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

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES (Continued)

Acquisitions of Real Estate.  The Company assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings based on estimated fair value. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. Results of operations of acquired entities are included in consolidated earnings from the date of acquisition. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals.

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

Impairment of Long-Lived Assets.  The Company’s long-lived assets include investments in real estate. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company must make assumptions on a quarterly basis regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the years 2004, 2003 and 2002, no impairment charges were recorded. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Cost of Real Estate Acquired.  The Company accounts for its acquisitions of real estate in accordance with SFAS No. 141, “Business Combinations,” which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, building improvements and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of in-place leases.

The allocation to intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases, leasing commissions, legal fees and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets in the balance sheet and are amortized to rental income over the average remaining term of the respective leases. The remaining purchase price is allocated among various categories of tangible assets (building and land) and is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES (Continued)

Revenue Recognition.  Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, the Company records rental income for the full term of each lease on a straight-line basis. For 2004, 2003 and 2002, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $8,281,000, $4,109,000 and $2,128,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

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

Federal Income Taxes.  The Company is qualified and has elected tax treatment as a real estate investment trust under the Internal Revenue Code (a “REIT”). A corporate REIT is a legal entity that owns income-producing real property, and through distributions of income to its shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must, among other requirements, distribute to shareholders at least 90 percent of REIT taxable income. To the extent that the Company pays dividends equal to 100 percent of REIT taxable income, the earnings of the Company are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax at the REIT level; however, undistributed capital gains are taxed at the REIT level. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and will not be able to qualify as a REIT for five years. Although CRT Realty Services, Inc. (“CRTRSI”), a taxable REIT subsidiary, is consolidated with the Company for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES (Continued)

Stock Options.  SFAS No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model. No options were granted in 2004, 2003, and 2002, respectively. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS 123 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company will be subject to the provisions of this statement effective September 30, 2005. The Company has continued to apply APB 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and earnings per share as follows:

	2004	2003	2002
Net income available to common shareholders — As reported	$9,550,000	$14,696,000	$16,423,000
Stock-based employee compensation expense determined under fair value method for all forfeitures (awards)	90,000	(2,446,000)	(1,284,000)
Pro forma net income available to common shareholders	$9,640,000	$12,250,000	$15,139,000
EARNINGS PER SHARE:
Basic — as reported	$0.36	$0.69	$0.77
Basic — pro forma	$0.36	$0.57	$0.71
Diluted — as reported	$0.35	$0.69	$0.77
Diluted — pro forma	$0.36	$0.57	$0.72

Investment in Unconsolidated Entity.  The Company accounts for an investment in an unconsolidated entity using the equity method of accounting, as it does not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of the joint venture are not included in the Company’s balance sheet. FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” requires existing unconsolidated Variable Interest Entities (“VIE”) to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both. The Company accounts for its investment in an unconsolidated entity using the equity method of accounting rather than consolidation under FIN 46(R) since the Company has determined that it is not the primary beneficiary of the entity. This investment was initially recorded at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Fair Value of Financial Instruments.  The Company believes the carrying amount of its financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on an estimated market interest rate of 5.5 and 7.0 percent, the fair value of the Company’s mortgages and loans payable would be approximately $646.0 million and $412.7 million at December 31, 2004 and December 31, 2003, respectively.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES (Continued)

Fair Value of In-Place Leases.  SFAS No. 142 “Goodwill and Other Intangible Assets,” requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. These intangible assets are being amortized on a straight-line basis over the remaining term of the existing leases (generally averages 4 to 5 years). As of December 31, 2004, the Company had intangible assets relating to in-place leases as follows (in thousands):

	Initial Cost	Accumulated Amortization	Net Carrying Value of in-place leases	Weighted Average Amortization Period (in years)
Three Ravinia	$274	$(144)	$130	5.5
The Lakes on Post Oak	1,500	(781)	719	4
Campus Circle & Tollway Crossing	500	(161)	339	4
Baymeadows Way	242	(10)	232	10
Decoverly	654	(164)	490	3
Atlantic Center Plaza	9,400	(861)	8,539	10
McGinnis Park	329	(83)	246	4
Total	$12,899	$(2,204)	$10,695

The Company’s aggregate amortization for the year ended December 31, 2004, was $2.2 million. Amortization expense is calculated on a straight-line basis and the Company’s estimated aggregate amortization expense is expected to be $2.2 million for the years ended December 31, 2005 through 2008, and $1.0 million for the year ended December 31, 2009.

The Company is currently evaluating any other intangible assets that may have arisen resulting from its more recent acquisitions including: Westchase Corporate Center in Houston, Texas; Signature Place located in Dallas, Texas; and Las Olas Centre, located in Fort Lauderdale, Florida.

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

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES (Continued)

in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 effective January 1, 2003. The Company’s adoption of FIN No. 45 has not had a material impact on its condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s transition provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 effective January 1, 2003. The Company’s adoption of SFAS No. 148 has not had a material impact on its condensed consolidated financial statements.

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

In December 2003, the FASB issued SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement replaces SFAS 132 and requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement was effective for fiscal periods ending after December 15, 2003. The Company’s adoption of SFAS No. 132(R) has not had a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS 123 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

1.  SUMMARY OF ACCOUNTING POLICIES AND ESTIMATES (Continued)

for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Public entities that do not file as small business issuers are subject to the provisions of this Statement effective September 30, 2005. The Company’s is currently evaluating the effects of SFAS No. 123(R) on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” This statement establishes standards for the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do no have commercial substance. SFAS No. 153’s transition provisions are effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effects of SFAS No. 153 on its consolidated financial statements.

2.  TRANSACTIONS WITH RELATED PARTIES

On February 17, 2000, and in conjunction with the Company’s plan (the “Repurchase Plan”) to repurchase up to 2.65 million shares of common stock (the “Shares”), the Company entered into an agreement to, from time to time, loan to Mr. Thomas J. Crocker, Chief Executive Officer, and Mr. Robert E. Onisko, former Chief Financial Officer (collectively, the “Officers”), certain amounts in connection with their purchase of up to 500,000 shares and 150,000 shares, respectively, of the Company’s common stock (collectively the “Loan Stock”). For Loan Stock purchases consummated pursuant to the Company’s 1998 Equity and Cash Incentive Plan, the Company had agreed to advance up to 100% of the purchase price of the shares. For Loan Stock purchases consummated in the open market or pursuant to the Repurchase Plan, the Company had agreed to advance up to 50% of the purchase price of the shares. Each Officer’s loan was collateralized by any Loan Stock purchased by such Officer. Aside from an Officer’s equity interest in Loan Shares, the Company has limited or no personal recourse against an Officer for the principal amount of any outstanding loan balance. The Officers, under the terms of the plan, are personally obligated to make any and all interest payments. Each loan bears interest at 150 basis points over the applicable LIBOR rate, which interest is payable quarterly. The outstanding principal amount of each loan and all accrued but unpaid interest is due on the earlier of (i) February 17, 2010 or (ii) the second anniversary of the Officer’s termination by the Company for cause. During the year ended December 31, 2004, Thomas J. Crocker made interest payments of $60,481 and Robert E. Onisko made interest payments of $35,647. As of July 1, 2004, Mr. Crocker had purchased 320,370 shares of Loan Stock and the aggregate outstanding principal balance of his loans was approximately $3,800,000 all of which had been repaid as of July 26, 2004. For some time, the Company’s Board of Directors has considered the possibility of eliminating any further commitment to loan funds to Mr. Crocker and to have Mr. Crocker’s loans repaid in full, in the belief that eliminating this arrangement would be in the Company’s best interest. Based on a proposal initially submitted by Mr. Crocker and approved by a special committee comprised of the Company’s independent directors as well as the Company’s entire board of directors, on July 16, 2004, the Company and Mr. Crocker entered into a definitive agreement whereby: (1) Mr. Crocker agreed to repay the outstanding loans and terminate his rights to future loans upon the acquisition of Baymeadows Way; (2) the Company agreed to make a one time payment of $540,000 to Mr. Crocker as additional compensation to defray a portion of the costs and expenses incurred by Mr. Crocker in connection with his negotiation of the agreement with the Company; and (3) the Company and Mr. Crocker agreed to co-invest in a joint venture to acquire the Baymeadows Way and Westchase properties (the “Properties”), acquired during the quarter ended September 30, 2004. The joint venture arrangement between the Company and Mr. Crocker was created in part to effect for the benefit of Mr. Crocker a tax-deferred, like-kind exchange of a hotel in Boca Raton, Florida for the Properties. This arrangement requires the Company to protect Mr. Crocker’s ability to defer recognition of taxable gains through certain restrictions on the Company’s ability to sell or finance the Properties. Mr. Crocker contributed $1.4 million and owns approximately 10% of the joint venture in the form of a DownREIT limited partnership interest. The one time payment of $540,000 was made to Mr. Crocker and charged to compensation expense on July 30, 2004. Mr. Crocker repaid his outstanding loans in full on July 26, 2004. The arrangements above

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

2.  TRANSACTIONS WITH RELATED PARTIES (Continued)

are described in detail in a Form 8-K filed by the Company on July 30, 2004. As of December 31, 2004, Mr. Onisko has purchased 102,490 shares of Loan Stock. On December 27, 2004, Mr. Onisko repaid his outstanding loans in full. However, the Company has no discretion or termination right under this agreement since the Company’s loan to Mr. Onisko was made under the terms of a contract which precedes the Sarbanes-Oxley Act, and Mr. Onisko can purchase more shares of Loan Stock and request to borrow funds pursuant to the loan agreement to purchase these shares.

3.  MORTGAGES AND LOANS PAYABLE

The Company has non-recourse loans with an original amount of $235.0 million ($205.6 million of which was outstanding on December 31, 2004) payable to Northwestern Mutual Life Insurance Company (“Northwestern”). These loans are divided into (i) a tranche in the amount of $87.1 million which matures on January 2, 2007 and an average interest rate of 8.19 percent, (ii) a tranche in the amount of $77.5 million which matures on January 2, 2009 and an interest rate of 8.33 percent, (iii) a tranche in the amount of $13.4 million which matures on January 2, 2007 and an interest rate of 7.1 percent and (iv) a tranche in the amount of $27.6 million which matures on January 2, 2009 and an interest rate of 7.1 percent. Monthly payments on this loan include principal amortization based on a 25-year amortization period. This indebtedness requires the Company to maintain certain financial ratios and is collateralized by properties with a carrying value of approximately $360.5 million at December 31, 2004.

The Company has a $77.0 million non-recourse loan ($77.0 million of which was outstanding on December 31, 2004) with Column Financial, Inc., which is secured by the Company’s The Lakes on Post Oak property. The loan bears monthly interest at the one-month LIBOR rate (the LIBOR monthly contract rate in effect for this loan was 2.40% as of December 31, 2004) + 2.87% with all principal originally due on December 9, 2004. This loan has three consecutive one-year extensions (one of which was exercised during 2004), with 0.25% in extension fees in the second and third years, and are available at the Company’s option. These extensions are contingent on the Company’s compliance with certain covenants. This indebtedness is collateralized by property with a carrying value of approximately $110.7 million at December 31, 2004.

The Company has an $85 million non-recourse loan ($85.0 million of which was outstanding on December 31, 2004) with Metropolitan Life which is secured by the Company’s Three Ravinia Drive property. The loan bears monthly interest at a fixed rate of 5.26% with all principal due on January 1, 2008. This indebtedness is collateralized by property with a carrying value of approximately $120.2 million at December 31, 2004.

The Company has a $13.8 million non-recourse loan ($13.8 million of which was outstanding on December 31, 2004) with Nomura which is secured by the Company’s Baymeadows Way property. The loan bears monthly interest at a fixed rate of 5.55% and is interest only for the first five years, with all remaining principal due on August 11, 2014. Beginning August 11, 2009, monthly principal and interest payments of $78,754 will be due. This indebtedness is collateralized by property with a carrying value of approximately $20.6 million at December 31, 2004.

The Company has a $99.0 million non-recourse loan ($99.0 million of which was outstanding on December 31, 2004) with Nomura which is secured by the Company’s Las Olas Centre property. This interest only loan bears monthly interest at a fixed rate of 5.32% with all principal due on September 11, 2014. This indebtedness is collateralized by property with a carrying value of approximately $138.0 million at December 31, 2004.

The Company has a $28.8 million non-recourse loan ($28.8 million of which was outstanding on December 31, 2004) with New York Life Insurance Company which is secured by the Company’s Signature Place property. The loan bears monthly interest at variable rate of LIBOR plus 2.0% (the LIBOR monthly contract rate in effect for this loan was 2.42% as of December 31, 2004) and is interest only for the first thirty months, with all principal due on January 10, 2008. Beginning August 10, 2007, monthly principal payments based on a 25 year amortization

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

3.  MORTGAGES AND LOANS PAYABLE (Continued)

schedule will be due along with interest payments. This indebtedness is collateralized by property with a carrying value of approximately $38.6 million at December 31, 2004.

The Company has an $80.0 million non-recourse loan ($80.0 million of which was outstanding on December 31, 2004) provided by Metropolitan Life Insurance Company which was assumed by the Company in connection with the January 27, 2004, acquisition of Atlantic Center Plaza. The loan currently bears interest at a variable rate of LIBOR plus 160 basis points (the LIBOR monthly contract rate in effect for this loan was 2.28% as of December 31, 2004). The loan was amended by the Company in April 2004, to extend the maturity date and convert the loan into a fixed interest rate loan. Effective January 1, 2005, the interest rate will be fixed at 5.49% for ten years. This loan will be interest only through January 1, 2010. Beginning February 1, 2010, monthly principal payments based on a 30 year amortization period will be due along with interest payments. All remaining principal is due on January 1, 2015. This indebtedness is collateralized by property with a carrying value of approximately $106.2 million at December 31, 2004.

The Company has a $15.2 million non-recourse loan ($15.2 million of which was outstanding on December 31, 2004) with Nomura which is secured by the Company’s Westchase Corporate Center property. The loan bears monthly interest at a fixed rate of 5.39%. The loan is interest only for the first five years. Beginning September 11, 2009, monthly principal and interest payments of $85,202 will be due, with all remaining principal due on September 11, 2014. This indebtedness is collateralized by property with a carrying value of approximately $20.8 million at December 31, 2004.

During the year 2004, the Company replaced its previous $100 million secured revolving credit facility led by Fleet Bank, which had an outstanding balance of $15.0 million as of December 31, 2003 and was scheduled to mature in December 2004, with a $165 million secured revolving credit facility led by Wells Fargo Bank, which had no outstanding balance as of December 31, 2004. This $165.0 million secured revolving credit facility is collateralized by three office parks and three freestanding buildings. Based on the Company’s election, the interest rate on this revolving credit facility will be either (i) the LIBOR rate plus either 90, 100, 110, 130, or 150 basis points (depending on the Company’s leverage ratio) or (ii) the lender’s prime rate. Interest payments are due monthly on this credit facility which has an original term of three years. This credit facility matures in August 2007 and has a one-year extension option. This indebtedness requires the Company to maintain certain financial ratios, and further requires a limitation on dividends of 90% of Funds From Operations and is collateralized by properties with a carrying value of approximately $177.2 million at December 31, 2004.

The Company has two other non-recourse loans with outstanding balances of $18.1 million and $1.0 million, respectively, in conjunction with certain property acquisitions. The contractual interest rates on these loans are 8.2% and 8.0% , respectively. Amortization with respect to the $18.1 million loan is based on equal monthly installments based on 25-year amortization periods. These two loans mature in 2006 and 2008, respectively. This indebtedness is collateralized by properties with a carrying value of approximately $35.0 million at December 31, 2004.

The Company is in compliance with all of the above referenced debt covenants as of December 31, 2004.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

3.  MORTGAGES AND LOANS PAYABLE (Continued)

The annual maturities of mortgages and loans payable (excluding extensions at the Company’s option), as of December 31, 2004, are summarized as follows:

Year Ending December 31,	Amount (In thousands)
2005	$83,067
2006	23,657
2007	98,165
2008	118,226
2009	92,527
Subsequent Years	207,825
Total	$623,467

4. LEASES

The Company’s operations consist principally of owning and leasing office space. Terms of the leases generally range from three to five years. The Company principally pays all operating expenses, including real estate taxes and insurance. At December 31, 2004, approximately 99% percent of the Company’s annualized rentals were subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods.

The Company’s leases are operating leases and expire at various dates through 2021. Minimum future rental revenues from leases in effect at December 31, 2004, determined without regard to renewal options, are summarized as follows:

Year Ending December 31,	Amount (In thousands)
2005	$192,421
2006	168,467
2007	134,862
2008	112,439
2009	79,903
Subsequent Years	564,293
Total	$1,252,385

The above minimum future rental revenue does not include reimbursements of certain operating expenses that may be received under provisions of the lease agreements. Of the total rental revenues recorded by the Company, these expense reimbursements amounted to $13,074,000, $13,260,000 and $10,380,000 for the years 2004, 2003, and 2002, respectively.

At December 31, 2004 annualized rental revenues totaled approximately $17,231,000 (9.7 percent) and $11,587,000 (6.5 percent), respectively, for the United States of America and the State of Florida, when all of their departments and agencies which lease space in the Company’s buildings are combined.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

5.  STOCK OPTIONS AND RIGHTS

1993 Stock Option Plan.  The Company’s 1993 Stock Option Plan (the “1993 Plan”) provides for the granting of options to purchase up to 1,000,000 shares of its common stock to certain employees of the Company and its affiliates. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are generally exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant.

1996 Stock Option Plan.  The Company’s 1996 Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase up to 650,000 shares of its common stock to certain employees of the Company. To exercise the option, payment of the option price is required before the option shares are delivered. These options expire ten years from the date of grant and are exercisable beginning one year from the date of the grant at the rate of 20 percent per annum of the shares covered by each option on a cumulative basis, being fully exercisable five years after the date of grant.

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

A summary of the status of fixed stock option grants as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding — beginning of year	1,919,414	$18.01	2,154,007	$17.60	2,517,277	$17.37
Granted	—	—	—	—	—	—
Exercised	(180,015)	16.37	(184,593)	14.07	(163,270)	13.70
Expired	—	—	—	—	—	—
Forfeited	(21,621)	16.20	(50,000)	16.06	(200,000)	17.56
Outstanding — end of year	1,717,778	$18.21	1,919,414	$18.01	2,154,007	$17.60

There were no options granted during the years 2004, 2003, and 2002.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

5.  STOCK OPTIONS AND RIGHTS (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
			(Months)
11.5000	4,880	4,880	16
15.3750	21,500	21,500	23
15.8750	26,400	17,500	62
16.0625	700,000	700,000	62
17.5625	400,000	400,000	66
19.8125	52,998	52,998	31
20.0000	82,000	82,000	44
21.2500	25,000	25,000	41
21.8750	280,000	280,000	38
22.8125	125,000	125,000	38
	1,717,778	1,708,878	54

A total of 8,900 outstanding non-exercisable options as of December 31, 2004 will become exercisable during the year 2005.

Shareholder Rights Plan.  Pursuant to a Shareholder Rights Plan (the “Rights Plan”), on September 30, 1990, the Board of Directors of the Company declared a dividend of one common stock purchase right (the “Rights”) for each outstanding share of common stock of the Company. Under the terms of the Rights Plan, the rights which were distributed to the shareholders of record on October 11, 1990, trade together with the Company’s Shares and are not exercisable until the occurrence of certain events (none of which have occurred through December 31, 2004), including acquisition of, or commencement of a tender offer for, 15 percent or more of the Company’s common stock. In such event, each right entitles its holder (other than the acquiring person or bidder) to acquire additional shares of the Company’s common stock at a 50 percent discount from the market price. The rights are redeemable under circumstances as specified in the Rights Plan. The Rights Plan was amended effective October 10, 1996. Pursuant to an amendment to the Common Stock Rights Agreement dated as of August 17, 2000, the Rights have been extended ten years, through September 30, 2010. In May 2004, the Company amended its Rights Plan to remove the “dead-hand” feature. The “dead-hand” feature was designed to prevent a new board of directors from being elected without the consent of the existing board of directors. The Company also established a committee comprised of independent directors to evaluate whether the Plan continues to be in the best interests of the Company and its shareholders.

6.  STOCK INVESTMENT PLAN

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

The Company has reserved a total of 200,000 Shares for issuance under the SIP. The Company’s contribution and the expenses incurred in administering the SIP totaled approximately $52,200, $39,100 and $42,300 for 2004, 2003 and 2002, respectively. As of December 31, 2004, 200,000 Shares have been issued under the SIP. In January 2005, the Company suspended the SIP pending shareholder approval of additional reserved shares at its 2005 annual meeting.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

7.  EMPLOYEE BENEFIT AND COMPENSATION PLANS

The Company has a 401(k) plan (the “401(k) Plan”) which permits contributions by employees. For 2004, 2003, and 2002, the Company’s contributions to the 401(k) Plan totaled $217,000, $160,000, and $206,000, respectively.

On December 20, 2004, the Company’s Board of Directors adopted a long-term incentive compensation plan for senior officers effective as of January 1, 2005, which replaced its previous plan adopted effective January 1, 2002. The Compensation Committee, comprised of certain members of the Board of Directors, administers this plan. Under the plan, payments to senior officers are based on the performance of the Company’s common stock on a one-year and over a three-year measurement period and the performance of the Company’s common stock compared to real estate investment trusts in its peer group over a three-year measurement period. Payments under the plan are dependent on the achievement of certain performance goals and on satisfaction of certain vesting requirements. During 2004, 2003, and 2002, the Company recognized plan-related compensation expense of $561,000, $0, and $0, respectively. As of December 31, 2004, the company has not made any plan-related payments.

The Company has a supplemental executive retirement plan (the “SERP”), an unfunded defined benefit plan. The purpose of the SERP is to facilitate the retirement of select key executive employees by supplementing their benefits under the Company’s 401(k) Plan. The benefits are based on years of service and the employee’s average base salary during the last three calendar years of employment. The SERP was curtailed during 2000 and 2002 as part of a corporate reorganization. SERP benefits were settled, via single cash payments for 9 individuals. Currently, there are five retired participants (all receiving monthly benefits) and no active participants in the SERP.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

7.  EMPLOYEE BENEFIT AND COMPENSATION PLANS (Continued)

Net periodic pension cost for the SERP for 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002
Service cost	$—	$—	$—
Interest cost	228	235	243
Amortization of unrecognized prior service cost	—	—	—
Amortization of unrecognized net loss	—	—	—
Net periodic benefit cost	228	235	243
Curtailment — unrecognized prior service cost acceleration	—	—	418
Curtailment gain	—	—	—
Termination benefit cost	—	—	—
Total Cost	$228	$235	$661

Assumptions used in the computation of net periodic pension cost for the SERP were as follows:

	2004	2003	2002
Discount rate	6.5%	6.5%	6.5%
Rate of increase in salary levels	—	—	—

The Company expects to contribute approximately $373,000 to the SERP plan during 2005. Benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Year Ending December 31,	Amount (In thousands)
2005	$ 373
2006	370
2007	366
2008	362
2009	358
2010 through 2014	1,699
Total	$3,528

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

7.  EMPLOYEE BENEFIT AND COMPENSATION PLANS (Continued)

The following table provides a reconciliation of benefit obligations, the status of the unfunded SERP and the amounts included in accrued liabilities-other in the Consolidated Balance Sheet at December 31, 2004 and 2003 (in thousands):

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$3,664	$3,774
Service cost	—	—
Interest cost	228	234
Amendments	—	—
Actuarial (gain)/loss	295	29
Benefits paid	(373)	(373)
Termination benefit cost	—	—
Benefit obligation at end of year	3,814	3,664
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Expected return on plan assets	—	—
Employer contribution	373	373
Benefits paid	(373)	(373)
Fair value of plan assets at end of year	—	—
Unfunded accumulated benefit obligation	(3,814)	(3,664)
Unrecognized prior service cost	—	—
Unrecognized actuarial loss	536	241
Net amount recognized	$(3,278)	$(3,423)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(3,278)	$(3,423)
Additional minimum liability	(536)	(241)
Intangible asset	—	—
Accrued pension benefits	$(3,814)	$(3,664)

In conjunction with the Company’s SERP plan, the Company also has a postretirement medical benefit plan (“PMBP”). The purpose of the PMBP is to provide for the cost of medical benefits to selected key executive employees by supplementing their benefits under the Company’s SERP and 401(k) Plan.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

7.  EMPLOYEE BENEFIT AND COMPENSATION PLANS (Continued)

Net periodic postretirement benefit cost for the PMBP for 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002
Service cost	$—	$—	$—
Interest cost	99	19	15
Amortization of unrecognized prior service cost	—	—	—
Amortization of unrecognized net loss	87	8	5
Net periodic benefit cost	186	27	20
Curtailment — unrecognized prior service cost acceleration	—	—	—
Curtailment gain	—	—	—
Termination benefit cost	—	—	—
Net Periodic Postretirement Benefit Cost	$186	$27	$20

Assumptions used in the computation of net periodic post retirement benefit cost for the PMBP were as follows:

	2004	2003	2002
Discount rate	6.5%	6.5%	6.5%
Rate of increase in salary levels	—	—	—

The Company expects to contribute approximately $140,000 to the PMBP plan during 2005. Health care cost trend rates, as of December 31, 2004, are expected to be 8% for the year ended December 31, 2005, decreasing by 1% annually, to 4% for the year ended December 31, 2009 and all subsequent years. The effect on the plan’s benefit obligation of a one percent change in the health care cost trend rate would be $218,400 and $(190,000) for a one percent increase and decrease, respectively. The effect on the plan’s total service cost and interest cost of a one percent change in the health care cost trend rate would be $10,700 and $(9,300) for a one percent increase and decrease, respectively. During the year ended December 31, 2004, the Company’s PMBP plan recognized an actuarial loss of $1,603,000. This was the result of increased health premium costs paid on behalf of the plan’s participants.

Benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Year Ending December 31,	Amount (In thousands)
2005	$ 140
2006	145
2007	148
2008	149
2009	148
2010 through 2014	718
Total	$1,448

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

7.  EMPLOYEE BENEFIT AND COMPENSATION PLANS (Continued)

The following table provides a reconciliation of benefit obligations, the status of the unfunded PMBP and the amounts included in accrued liabilities — other in the Consolidated Balance Sheet at December 31, 2004 and 2003 (in thousands):

	2004	2003
Change in projected benefit obligation
Benefit obligation at beginning of year	$286	$239
Service cost	—	—
Interest cost	99	19
Plan participants’ contributions	14	14
Actuarial (gain)/loss	1,603	72
Benefits paid	(122)	(58)
Termination benefit cost	—	—
Benefit obligation at end of year	1,880	286
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Expected return on plan assets	—	—
Plan participants’ contributions	14	14
Employer contribution	108	44
Benefits paid	(122)	(58)
Fair value of plan assets at end of year	—	—
Unfunded accumulated benefit obligation	(1,880)	(286)
Unrecognized prior service cost	—	—
Unrecognized actuarial loss	1,697	181
Net amount recognized	$(183)	$(105)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(183)	$(105)
Additional minimum liability	(1,697)	(181)
Intangible asset	—	—
Accrued postretirement benefits	$(1,880)	$(286)

8.  DIVIDENDS

During 2004, 2003 and 2002, the Company paid a total of $1.40 per share per year of regular dividends. During 2004 and 2003, the Company paid a total of $2.125 and $0.56666 per share of preferred dividends, respectively. For income tax purposes, the components of the dividends paid during 2004 are as follows:

Common Dividends

Payment Date	Dividend Amount	Return of Capital	Taxable Ordinary Dividend
February 5, 2004	$0.350	$0.144640	$0.205360
May 6, 2004	0.350	0.144640	0.205360
August 5, 2004	0.350	0.144640	0.205360
November 1, 2004	0.350	0.144640	0.205360
Total	$1.400	$0.578560	$0.821440

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

8.  DIVIDENDS (Continued)

Preferred Dividends

Payment Date	Dividend Amount	Return of Capital	Taxable Ordinary Dividend
March 15, 2004	$0.53125	—	$0.53125
June 15, 2004	$0.53125	—	$0.53125
September 15, 2004	$0.53125	—	$0.53125
December 15, 2004	$0.53125	—	$0.53125
Total	$2.12500	—	$2.12500

The Company intends that the quarterly dividend payout in the last quarter of each year will be adjusted to reflect the distribution of at least 90 percent of the Company’s REIT taxable income as required by the Federal income tax laws. The Company’s secured revolving credit facility requires the Company to maintain certain financial ratios, which includes a limitation on dividends of 90% of Funds From Operations. During December 2004, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share payable on January 28, 2005, to shareholders of record on December 31, 2004.

9.  FEDERAL INCOME TAXES

The Company is operated in a manner so as to qualify and has elected tax treatment as a REIT. As a REIT, the Company is required to distribute to shareholders at least 90 percent of its REIT taxable income. For the three years in the period ended December 31, 2004, the Company has paid out dividends in amounts at least equal to its REIT taxable income. For the year ended December 31, 2004, the Company’s estimated taxable income prior to the dividends paid deduction was approximately $19,291,000 (the Company’s 2004 dividends paid deduction was $35,710,000). The Company’s taxable income prior to the dividends paid deduction for the years ended December 31, 2003 and 2002 was approximately $20,858,000 and $23,207,000, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for bad debts, depreciable lives related to the properties owned, advance rents received and net operating loss carry forwards.

The following table reconciles the Company’s net income to REIT taxable income (which excludes non-REIT operations) for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004 Estimate	2003	2002
Net Income	$15,902	$16,691	$16,423
Less: Net (income) loss of taxable REIT Subsidiary	24	(124)	196
Net income from REIT operations	15,926	16,567	16,619
Add: Book depreciation and amortization	42,160	32,687	27,908
Less: Tax depreciation and amortization	(31,696)	(24,521)	(22,373)
Book/tax difference on gains from capital transactions	(211)	(339)	0
Other book/tax differences, net	(6,723)	(3,312)	1,053
Taxable income before adjustments	19,456	21,082	23,207
Less: Capital gains distributions	0	(224)	0
Taxable ordinary income before adjustments	19,456	20,858	23,207
Less: Net operating loss carryforward	0	0	0
Adjusted taxable income subject to 90 percent dividend requirement	$19,456	$20,858	$23,207

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

9.  FEDERAL INCOME TAXES (Continued)

The Company’s net operating loss carryforward available to offset REIT taxable income for 2004 is approximately $2,414,000. The use of net operating loss carryforwards and other tax attributes by the Company is subject to certain limitations imposed by Internal Revenue Code Sections 382 and 383. These limitations apply to both regular and alternative minimum taxes. These net operating loss carryforwards and other tax attributes can be used in varying degrees to offset REIT taxable income or tax through 2007.

10.  COMMITMENTS AND CONTINGENCIES

At December 31, 2004, the Company had a contractual commitment of approximately $647,000 related to the renovation of The Lakes on Post Oak in Houston, Texas.

At December 31, 2004, the Company has provided limited guarantees on notes payable on behalf of certain wholly and majority owned subsidiaries as follows (in thousands):

Subsidiary Name	Outstanding Balance December 31, 2004
CRT ACP, LLC	$80,000
CRT Baymeadows, Ltd	13,800
CRT Westchase, LP	15,190
ELO Associates II, Ltd	98,980
CRT Signature Place, LP	28,800
CRT Ravinia, LLC	85,000
CRT Vanguard Partners, LP	18,157
CRT Post Oak, LP	77,000
TOTAL GUARANTEES OUTSTANDING AS OF DECEMBER 31, 2004	$416,927

Additionally, in lieu of lender cash escrows, the Company guarantees $703,265 of a $99.0 million loan obtained in connection with the acquisition of the Las Olas Centre in November 2004. CRT has also provided limited guarantees on a note payable on behalf of a minority-owned unconsolidated joint venture, which had an outstanding balance of $46.5 million as of December 31, 2004.

11.  SEGMENT REPORTING

The Company operates in one business segment, real estate. The Company’s primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. All of the Company’s operations are located in the Southeastern United States, Maryland and Texas.

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

12.  PREFERRED STOCK

On September 10, 2003, the Company issued 2,990,000 shares of 8-1/2% Series A Cumulative Redeemable Preferred Stock, including 390,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter. This preferred stock has a liquidation preference of $25 per share and will not be redeemable before September 10, 2008, except under limited circumstances intended to preserve the Company’s REIT status as a real estate investment trust for federal income tax purposes. Beginning September 10, 2008, the Company may redeem the Series A Preferred Stock, in whole or in part, at $25.00 per share plus accrued and unpaid dividends. Dividends on the Series A Preferred Stock will be cumulative from the date of issuance and are payable quarterly. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any of the Company’s other securities. The issuance resulted in approximately $72.1 million in net proceeds, of which $33.1 million was used to fund the acquisition of the Tollway Crossing and Campus Circle in Dallas, Texas, and $34 million was used to pay down the Company’s secured revolving credit facility, with the remaining proceeds used for general corporate purposes. For the year ended and as of December 31, 2004, the Company paid and accrued approximately $6,354,000 and $300,000 in preferred dividends, respectively. For the year ended and as of December 31, 2003, the Company paid and accrued approximately $1,695,000 and $300,000 in preferred dividends, respectively.

13.  COMMON STOCK

In January 2004, the Company issued 5,175,000 shares of its common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering were used to pay down the Company’s revolving credit facility ($15 million) and fund a portion of the acquisition of Atlantic Center Plaza ($40.5 million), with the remainder intended for general corporate purposes, including subsequent acquisitions.

In December 2004, the Company issued 4,749,300 shares of its common stock (including 399,300 shares issued in connection with the exercise of an over-allotment option granted to the Company’s underwriter) at a price to the public of $24.20 per share. The net proceeds of the offering were used to pay down the Company’s secured revolving credit facility ($90.0 million), fund a portion of the purchase price of Signature Place, with the remainder intended for general corporate purposes, including subsequent acquisitions and development.

14.  SUBSEQUENT EVENTS

On February 9, 2005, the Company refinanced its $77.0 million loan held by Column Financial, Inc. with a $78.0 million loan from ING USA Annuity and Life Insurance Company. The new loan has an initial maturity date of March 1, 2010, with two one-year extension options. The loan bears monthly interest at variable rate of LIBOR plus 1.25% (the LIBOR monthly contract rate in effect for this loan was 2.59% as of February 9, 2005) and is interest only for the first twelve months. Beginning March 1, 2006, monthly principal payments based on a 25 year amortization schedule will be due along with interest payments. This indebtedness will be collateralized by property with a carrying value of approximately $110.7 million at December 31, 2004. This new loan will require a $6.0 million Letter of Credit in lieu of lender escrows for leasing costs.

In January and February 2005, the Company issued 200,685 of restricted common stock to certain senior executives currently participating in the long-term compensation plan.

15.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly information for the two years in the period ended December 31, 2004 is presented below (in thousands except per share amounts):

CRT PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004 (Continued)

15.  INTERIM FINANCIAL INFORMATION (UNAUDITED) (Continued)

Quarters Ended	Total Rental Revenues	Total Operating Revenues	Net Income	Diluted Earnings Per Share
March 31, 2003	$36,280	$36,490	$4,271	$0.20
June 30, 2003	35,964	36,090	3,450	0.16
September 30, 2003	35,163	35,163	3,290	0.15
December 31, 2003	38,664	38,664	3,685	0.17
March 31, 2004	39,468	39,534	3,246	0.12
June 30, 2004	40,931	41,039	2,999	0.11
September 30, 2004	40,974	41,063	580	0.02
December 31, 2004	45,495	45,591	2,725	0.06

SCHEDULE II

CRT PROPERTIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(In Thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of period
2004
Allowance for uncollectible accounts	$939	$447	$0	$217	$1,169
2003
Allowance for uncollectible accounts	$1,280	$476	$0	$817	$939
2002
Allowance for uncollectible accounts	$1,114	$445	$0	$279	$1,280

Schedule III

CRT PROPERTIES, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(in thousands)

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Total Cost
Center/Location	Land	Bldgs & Improv.	Improve- ments	Carrying Costs	Land	Bldgs & Improv.	(b)(c) Total	(d) Accum. Depr.	(a) Mort- gages	Date Acquired	Depreciable Life
OPERATING REAL ESTATE:
ATLANTA CHAMBLEE	$14,667	$68,712	$23,455	$0	$14,667	$92,167	$106,834	$37,884	$0	1988–2001	3–39 YRS.
ATLANTA GWINNETT	3,100	21,392	4,103	0	3,100	25,495	28,595	6,344	10,388	1993–2000	3–39 YRS.
ATLANTA MCGINNIS PARK	3,315	15,398	985	0	2,922	16,776	19,698	735	978	2003	3–39 YRS.
ATLANTA PERIMETER	2,785	18,407	2,745	0	2,785	21,152	23,937	4,607	6,711	1997	3–39 YRS.
ATLANTA THREE RAVINIA	6,960	118,390	2,400	0	6,960	120,790	127,750	9,218	85,000	2002	3–39 YRS.
ATLANTIC CENTER PLAZA	10,368	97,510	1,116	0	10,367	98,627	108,994	3,037	80,000	2004	3–39 YRS.
CHARLOTTE UNIVERSITY	3,132	20,007	539	0	3,132	20,546	23,678	2,850	0	1999	3–39 YRS.
CHARLOTTE VANGUARD	5,136	48,019	(125)	0	4,512	48,518	53,030	9,660	18,157	1998	3–39 YRS..
CORPORATE	0	760	0	0	0	760	760	274	0	2003	3–39 YRS.
DALLAS CIGNA PLAZA	2,809	12,112	156	0	2,809	12,268	15,077	422	0	2003	3–39 YRS.
DALLAS TOLLWAY CROSSING	3,195	14,486	326	0	3,195	14,812	18,007	504	0	2003	3–39 YRS.
DALLAS SIGNATURE PLACE	5,800	32,793	0	0	5,800	32,793	38,593	0	28,800	2004	3–39 YRS.
FORT LAUDERDALE LAS OLAS	7,400	130,873	0	0	7,400	130,873	138,273	279	98,980	2004	3–39 YRS.
HOUSTON POST OAK	12,400	90,662	13,752	0	12,400	104,414	116,814	6,097	77,000	2002	3–39 YRS.
HOUSTON WESTCHASE	1,425	19,202	188	0	1,425	19,390	20,815	178	15,190	2004	3–39 YRS.
JACKSONVILLE BAYMEADOWS	10,514	39,250	5,062	0	10,514	44,312	54,826	13,193	31,524	1993–1998	3–39 YRS.
JACKSONVILLE BAYMEADOWS WAY	2,157	18,704	0	0	2,157	18,704	20,861	232	13,800	2004	3–39 YRS
JACKSONVILLE JTB	5,554	35,151	3,317	0	5,554	38,468	44,022	6,848	16,228	1997–2001	3–39 YRS.
MEMPHIS GERMANTOWN	8,472	38,559	9,716	0	8,472	48,275	56,747	17,433	22,684	1988–2000	3–39 YRS.
ORLANDO CENTRAL	8,092	29,825	13,823	0	8,092	43,648	51,740	21,339	24,542	1988–1993	3–39 YRS.
ORLANDO LAKE MARY	5,506	35,523	1,718	0	5,506	37,241	42,747	5,036	11,908	1999	3–39 YRS.
ORLANDO UNIVERSITY	5,780	27,063	7,352	0	5,780	34,415	40,195	10,816	19,390	1990–2001	3–39 YRS..
RICHMOND PARAGON	1,422	15,144	2,334	0	1,422	17,478	18,900	4,226	0	1998	3–39 YRS.
ST. PETERSBURG	7,135	36,020	14,852	0	7,135	50,872	58,007	20,553	25,887	1988–2000	3–39 YRS.
TALLAHASSEE	10,624	59,536	13,911	0	10,623	73,448	84,071	30,228	36,300	1988–1997	3–39 YRS.
WASHINGTON D.C. DECOVERLY	16,259	22,028	34	0	16,259	22,062	38,321	788	0	2004	3–39 YRS.
SUBTOTALS	164,007	1,065,526	121,759	0	162,988	1,188,304	1,351,292	212,781	623,467
FURNITURE & EQUIPMENT	0	3,320	427	0	0	3,747	3,747	2,806	0		3–15 YRS.
IMPROVEMENTS IN PROGRESS	0	0	1,354	0	0	1,354	1,354	0	0
TOTAL OPERATING REAL ESTATE	164,007	1,068,846	123,540	0	162,988	1,193,405	1,356,393	215,587	623,467
UNIMPROVED LAND:
ATLANTA GWINNETT	958	0	0	0	958	0	958	0	0	1993
ATLANTA MCGINNIS PARK	980	0	0	0	980	0	980	0	0	2003
BIRMINGHAM COLONNADE	4,886	0	0	0	4,886	0	4,886	0	0	1998
CHARLOTTE VANGUARD	1,516	0	0	0	1,516	0	1,516	0	0	1998
COLUMBIA SPRING VALLEY	76	0	0	0	76	0	76	0	0	1993
GREENSBORO WENDOVER	680	0	0	0	680	0	680	0	0	1993
GREENVILLE PARK CENTRAL	409	0	0	0	409	0	409	0	0	1997
ORLANDO CENTRAL	817	0	0	0	817	0	817	0	0	1989
ST. PETERSBURG	707	0	0	0	707	0	707	0	0	1993
WASHINGTON, D.C. DECOVERLY	3,599	0	0	0	3,599	0	3,599	0	0	2004
TOTAL UNIMPROVED LAND	14,628	0	0	0	14,628	0	14,628	0	0
TOTAL	$178,635	$1,068,846	$123,540	$0	$177,616	$1,193,405	$1,371,021	$215,587	$623,467

Schedule III (Continued)

CRT PROPERTIES, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(in thousands)

(a)	At December 31, 2004, the outstanding balance of mortgages payable was $623,467. In addition, the Company has a secured revolving credit facility with variable interest rates which is collateralized by mortgages on a pool of buildings. At December 31, 2004, the Company’s secured revolving credit facility had no outstanding balance.

(b)	Aggregate cost basis for Federal income tax purposes was $1,369,097 at December 31, 2004.

(c)	Reconciliation of total real estate carrying value for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Balance at beginning of year	$976,018	$910,984	$677,141
Acquisitions and construction (net of fair value of acquired leases)	368,834	50,796	228,930
Improvements	30,121	15,701	11,593
Sale of unimproved land	(2,986)	(991)	(29)
Sale or disposition of operating real estate	(966)	(472)	(6,651	) (1)
Balance at close of year	$1,371,021	$976,018	$910,984

(1)	Includes a carrying value reduction of approximately $6.3 million made to the assets of CRT Vanguard Partners, LP (“CVP”) as part of the Company’s acquisition of the remaining limited partnership units of CVP. This reduction represents payments made to the former limited partners of CVP in excess of their capital accounts.

(d)	Reconciliation of accumulated depreciation for the years ended December 31, 200 4, 2003 and 2002 is as follows:

	2004	2003	2002
Balance at beginning of year	$179,569	$149,830	$123,999
Depreciation expense:
Operating real estate	36,611	29,546	25,889
Furniture and equipment	373	469	546
Sale or disposition of operating real estate	(966)	(276)	(604)
Balance at close of year	$215,587	$179,569	$149,830

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CRT Properties, Inc.
Boca Raton, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CRT Properties, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
CERTIFIED PUBLIC ACCOUNTANTS
West Palm Beach, Florida
March 15, 2005

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about directors and executive officers of the Company is contained in the Company’s 2005 Proxy Statement (the“2005 Proxy Statement”) and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the 2005 Proxy Statement

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The stock ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock is incorporated by reference to the section headed “Information About CRT Properties Common Stock Ownership” of the 2005 Proxy Statement. The beneficial ownership of common stock of all directors of the Company is incorporated by reference to the section headed “Election of Directors” contained in the 2005 Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to Item 1. “Business,” 2. “Properties,” 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Transactions With Related Parties” to the Notes to Consolidated Financial Statements contained in this Report and to the heading “Certain Relationships and Transactions” contained in the 2005 Proxy Statement for information regarding certain relationships and related transactions which information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services is incorporated herein by reference to the section headed “Auditors’ Fees and Pre-Approval Policies” in the 2005 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
See “Item 8 — Financial Statements and Supplementary Data — Index to Consolidated Financial Statements and Financial Statement Schedules” for a list of the financial statements included in this report.

(2)	The consolidated supplemental financial statement schedules required by Regulation S-X are included on pages 65 through 68 in this Form.

(b)	The following exhibits are filed as part of this report:

Number	Description
3.1
Amended and Restated Articles of Incorporation of Koger Equity, Inc., dated May 18, 2000, as amended by Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 9, 2003 (31)

3.2	Koger Equity, Inc. By Laws, as Amended and Restated on February 17, 2000 (1)
4.1	Koger Equity, Inc. Rights Agreement (the “Rights Agreement”) dated as of September 30, 1990 between the Company and Wachovia Bank and Trust Company, N.A. as Rights Agent (“Wachovia”) (2)
4.2	First Amendment to the Rights Agreement, dated as of March 22, 1993, between the National Bank of North Carolina, as Rights Agent (“First Union”) (3)
4.3	Second Amendment to the Rights Agreement, dated as of December 21, 1993, between the Company and First Union (4)
4.4	Third Amendment to Rights Agreement, dated as of October 10, 1996, between Koger Equity, Inc. and First Union (5)
4.5	Fourth Amendment to Rights Agreement, dated as of February 27, 1997, between Koger Equity, Inc. and First Union (6)
4.6	Fifth Amendment to Rights Agreement, dated as of November 23, 1999, between Koger Equity, Inc. and Norwest Bank Minnesota, National Association, as successor Rights Agent (7)
4.7	Sixth Amendment to Rights Agreement, dated as of August 17, 2000, between Koger Equity, Inc. and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent (8)
4.8	Seventh Amendment to the Rights Agreement between Koger Equity, Inc. and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent (9)
10.1	Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan (10)
10.2	Form of Stock Option Agreement pursuant to Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan (10)
10.3	Form of Amendment to Stock Option Agreement pursuant to Koger Equity, Inc. Amended and Restated 1988 Stock Option Plan (11)
10.4	Koger Equity, Inc. 1993 Stock Option Plan (12)
10.5	Form of Stock Option Agreement pursuant to Koger Equity, Inc. 1993 Stock Option Plan (13)
10.6	Form of Amendment to Stock Option Agreement pursuant to Koger Equity, Inc. 1993 Stock Option Plan (11)
10.7	Koger Equity, Inc. 1996 Stock Option Plan (11)
10.8	Form of Stock Option Agreement pursuant to Koger Equity, Inc. 1996 Stock Option Plan (11)
10.9	Form of Koger Equity, Inc. Restricted Stock Award effective as of May 1, 1999 (14)

Number	Description
10.10	Koger Equity, Inc. 1998 Equity and Cash Incentive Plan, as Amended and Restated (15)
10.11	Stock Option Agreement between Koger Equity, Inc. and Thomas J. Crocker, dated as of February 17, 2000 (16)
10.12	Amended and Restated Supplemental Executive Retirement Plan, effective as of May 20, 1999 (14)
10.13	Form of Indemnification Agreement between Koger Equity, Inc. and its Directors and certain of its officers (18)
10.14	Employment Agreement between Koger Equity, Inc. and Thomas J. Crocker, effective January 1, 2002 (19)
10.15	Employment Agreement between Koger Equity, Inc. and Thomas C. Brockwell effective January 1, 2002 (19)
10.16	Promissory Note (No Recourse Note), dated as of February 17, 2000, executed by Thomas J. Crocker as maker in favor of Koger Equity, Inc. as lender (16)
10.17	Promissory Note (25% Recourse Note), dated as of February 17, 2000, executed by Thomas J. Crocker as maker in favor of Koger Equity, Inc. as lender (16)
10.18	Stock Pledge Security Agreement between Koger Equity, Inc. and Thomas J. Crocker dated as of February 17, 2000 (16)
10.19	Stock Purchase and Loan Agreement between Thomas J. Crocker and Koger Equity, Inc., dated as of February 17, 2000 (16)
10.20	Master Loan Agreement, made as of December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)
10.21	Koger Equity, Inc. Tranche A Promissory Note, dated December 16, 1996, in the principal amount of $100,500,000 payable to The Northwestern Mutual Life Insurance Company (20)
10.22	Koger Equity, Inc. Tranche B Promissory Note, dated December 16, 1996, in the principal amount of $89,500,000 payable to The Northwestern Mutual Life Insurance Company (20)
10.23	Koger Equity, Inc. Tranche C Promissory Note, dated September 2, 1999, in the principal amount of $14,700,000 payable to The Northwestern Mutual Life Insurance Company (22)
10.24	Koger Equity, Inc. Tranche D Promissory Note, dated September 2, 1999, in the principal amount of $30,000,000 payable to The Northwestern Mutual Life Insurance Company (22)
10.25	First Amendment of Tranche B Promissory Note, dated August 11, 2000, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (1)
10.26	Third Amendment to Tranche A Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)
10.27	Second Amendment to Tranche B Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)
10.28	First Amendment to Tranche C Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)
10.29	First Amendment to Tranche D Promissory Note, dated December 6, 2001, between Koger Equity, Inc. and The Northwestern Mutual Life Insurance Company (21)
10.30	The Revolving Credit Loan Agreement dated as of August 24, 2004 among CRT Properties, Inc. and Wells Fargo Bank, N.A., as Sole Lead Arranger and Administrative Agent, and the lenders named therein *
10.31	The Revolving Credit Note dated January 8, 2002 issued by Koger Equity, Inc. to Fleet National Bank in the principal amount of up to $55,000,000 (23)

Number	Description
10.32	The Revolving Credit Note dated December 28, 2001 issued by Koger Equity, Inc. to Wells Fargo Bank, National Association, in the principal amount of up to $40,000,000 (23)
10.33	The Revolving Credit Note dated December 28, 2001 issued by Koger Equity, Inc. to Compass Bank, an Alabama banking corporation, in the principal amount of up to $20,000,000 (23)
10.34	The Revolving Credit Note dated January 8, 2002 issued by Koger Equity, Inc. to Comerica Bank in the principal amount of up to $10,000,000 (23)
10.35	The Swingline Note dated December 28, 2001 issued by Koger Equity, Inc. to Fleet National Bank in the principal amount of up to $2,500,000 (23)
10.36	Revolving Credit Note, dated December 16, 2002 in the principal amount of up to $50,000,000 executed and delivered in connection with the Fleet Credit Loan Agreement (26)
10.37	Management Agreement, dated June 16, 2000, between Koger Equity, Inc. and Crocker Realty Trust, L.P., a Delaware limited partnership (27)
10.38	Purchase and Sale Agreement by and among Koger Equity, Inc., as Seller, and AREIF II Realty Trust, Inc., a Maryland corporation, as Buyer, dated as of August 23, 2001 (28)
10.39
Amended and Restated Agreement of Limited Partnership of Koger-Vanguard Partners, L.P., dated as of October 22, 1998, between Koger Equity, Inc. as General Partner and certain persons as Limited Partners of Koger-Vanguard Partners, L.P. (29)

10.40	Promissory Note dated December 17, 2002 between Koger Ravinia, LLC, and Metropolitan Life Insurance Company, in the principal amount of $85,000,000 (30)
10.41	Loan Agreement, dated as of December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc.
10.42	Promissory Note dated December 6, 2002 between Koger Post Oak Limited Partnership and Column Financial, Inc. in the principal sum of $77,000,000
10.43
Third Amended and Restated Agreement of Limited Partnership of CRT BMWCX, LTD., dated August 16, 2004, by & between CRTP OP LP, Thomas J. Crocker, CCA III, Inc., and Westchase Corporate Center Associates, LTD. (32)

10.44	Agreement of Sale of Partnership Interests, dated September 30, 2004, by and between Koger Acquisition, LLC, East Las Olas Investors II, WLD Realty, Ltd., and Halmos Holdings, Inc. (32)
10.45
Reinstatement and First Amendment to Agreement of Sale of Partnership Interests, dated October 15, 2004, by & between Koger Acquisition, LLC, East Las Olas Investors II, WLD Realty, Ltd., and Halmos Holdings, Inc. (32)

12.1	Statements re Computation of Ratios*
21.1	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended September 30, 2000
(2)	Incorporated by Reference to the Company’s Registration Statement on Form 8-A, dated October 3, 1990

(3)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended March 31, 1993

(4)	Incorporated by Reference to the Amendment on Form 8-A/A, dated December 21, 1993, to the Company’s Registration Statement on Form 8-A, dated October 3, 1990

(5)	Incorporated by Reference to the Amendment on Form 8-A/A, dated October 10, 1996 to the Company’s Registration Statement on Form 8-A, dated October 3, 1990

(6)	Incorporated by Reference to the Amendment on Form 8-A/A, dated March 17, 1997, to the Company’s Registration Statement on Form 8-A, dated October 3, 1990

(7)	Incorporated by Reference to the Amendment on Form 8-A/A, dated November 23, 1999, to the Company’s Registration Statement on Form 8-A, dated October 3, 1990

(8)	Incorporated by Reference to the Amendment on Form 8-A/A, dated August 17, 2000, to the Company’s Registration Statement on Form 8-A, dated January 28, 2000

(9)	Incorporated by Reference to the Amendment on Form 8-A/A, dated December 21, 2001, to the Company’s Registration Statement on Form 8-A, dated January 28, 2000

(10)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 1992

(11)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 1996

(12)	Incorporated by Reference to the Company’s Proxy Statement dated June 30, 1993

(13)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 1994

(14)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 1999

(15)	Incorporated by Reference to the Company’s Proxy Statement dated April 18, 2000

(16)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 2000

(17)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended June 30, 1995

(18)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 1995

(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated January 5, 2004, as filed with the Commission on January 5, 2004.

(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 16, 1996, as filed with the Commission on March 10, 1997

(21)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 6, 2001, as filed with the Commission on March 21, 2002

(22)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated September 2, 1999, as filed with the Commission on November 17, 1999

(23)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 28, 2001, as filed with the Commission on February 28, 2002

(24)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated April 5, 2002, as filed with the Commission on June 6, 2002

(25)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated June 10, 2002, as filed with the Commission on June 21, 2002

(26)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 16, 2002, as filed with the Commission on January 29, 2003

(27)	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 2000

(28)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated August 23, 2001, as filed with the Commission on August 27, 2001

(29)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated October 22, 1998, as filed with the Commission on December 31, 1998

(30)	Incorporated by Reference to the Company’s Current Report on Form 8-K, dated December 17, 2002, as filed with the Commission on January 16, 2003

(31)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(32)	Incorporated by Reference to the Company’s Form 10-Q for the three months ended September 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, CRT Properties, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2005

CRT PROPERTIES, INC.

By: /s/ Victor A. Hughes, Jr.

Victor A. Hughes, Jr.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Victor A. Hughes, Jr. (VICTOR A. HUGHES, JR.)	Chairman of the Board	March 8, 2005

/s/ Thomas J. Crocker (THOMAS J. CROCKER)	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2005

/s/ Randal L. Martin (RANDAL L. MARTIN)	Controller (Principal Financial and Accounting Officer)	March 8, 2005

/s/ Terence D. McNally (TERENCE D. MCNALLY)	Senior Vice President and Chief Financial Officer	March 8, 2005

/s/ D. Pike Aloian (D. PIKE ALOIAN)	Director	March 8, 2005

/s/ Benjamin C. Bishop (BENJAMIN C. BISHOP)	Director	March 8, 2005

/s/ Peter J. Farrell (PETER J. FARRELL)	Director	March 8, 2005

/s/ David B. Hiley (DAVID B. HILEY)	Director	March 8, 2005

/s/ Randall E. Paulson (RANDALL E. PAULSON)	Director	March 8, 2005

/s/ George F. Staudter (GEORGE F. STAUDTER)	Director	March 8, 2005

/s/ James C. Teagle (JAMES C. TEAGLE)	Director	March 8, 2005