Form 10-Q
period 2005-03-31
CRT PROPERTIES INC
filed 2005-05-09
CIK 835664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $.01 par value	31,818,244 shares

CRT PROPERTIES, INC.

FORM 10-Q INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CRT Properties, Inc.
Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of CRT Properties, Inc. and subsidiaries (the “Company”), as of March 31, 2005, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, of changes in shareholders’ equity for the three-month period ended March 31, 2005 and of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
West Palm Beach, Florida
May 6, 2005

CRT PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and amounts in thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Real Estate Investments:
Operating properties:
Land	$162,988	$162,988
Buildings	1,196,340	1,189,658
Furniture and equipment	3,758	3,747
Accumulated depreciation	(226,526)	(215,587)

Operating properties, net	1,136,560	1,140,806
Undeveloped land held for investment	14,628	14,628
Cash and cash equivalents	33,730	32,717
Restricted cash	7,095	15,964
Accounts receivable, net of allowance for uncollectible accounts of $1,150 and $1,169	3,421	2,839
Straight-line rents receivable	24,673	20,118
Fair value of in-place leases	10,241	10,695
Investment in unconsolidated entity	3,261	3,217
Other assets	43,086	43,282

TOTAL ASSETS	$1,276,695	$1,284,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and loans payable	$622,938	$623,467
Accounts payable	5,507	8,584
Accrued real estate taxes payable	5,762	2,414
Accrued liabilities — other	24,010	24,259
Dividends payable	11,436	11,365
Advance rents and security deposits	10,170	9,039

Total Liabilities	679,823	679,128

Minority interest	11,230	11,179

Shareholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; liquidation preference of $25 per share; 2,990,000 shares issued and outstanding	30	30
Common stock, $.01 par value; 100,000,000 shares authorized; 40,318,225 and 40,115,540 shares issued; 31,818,244 and 31,614,502 shares outstanding	403	401
Capital in excess of par value	767,267	762,642
Unearned compensation	(3,895)	—
Accumulated other comprehensive loss	(536)	(536)
Dividends in excess of net income	(46,168)	(37,110)
Treasury stock, at cost; 8,499,981 and 8,501,038 shares	(131,459)	(131,468)

Total Shareholders’ Equity	585,642	593,959

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,276,695	$1,284,266

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2005	2004
Revenues
Base rental revenues	$42,836	$34,756
Recoveries from tenants	4,791	3,513
Parking and other	1,458	1,199
Management fees	210	66

Total operating revenues	49,295	39,534

Expenses
Property operations	13,316	10,947
Real estate taxes	5,645	4,589
Depreciation and amortization	12,037	9,220
General and administrative	4,105	2,844
Other	23	52

Total operating expenses	35,126	27,652

Operating Income	14,169	11,882

Other Income and Expense
Interest Income	115	127
Mortgage and loan interest, including amortization of deferred loan costs of $988 and $374	(10,642)	(7,306)

Total other income and expense	(10,527)	(7,179)

Income Before Income Taxes, Minority Interest and Equity in Earnings of Unconsolidated Entity	3,642	4,703
Income tax provision	—	—

Income Before Minority Interest and Equity in Earnings of Unconsolidated Entity	3,642	4,703
Minority Interest	(77)	—

Income Before Equity in Earnings of Unconsolidated Entity	3,565	4,703
Equity in earnings of Unconsolidated Entity	101	131

Net Income	3,666	4,834
Dividends on preferred stock	(1,588)	(1,588)

Net Income Available to Common Shareholders	$2,078	$3,246

Earnings Per Share Available to Common Shareholders:
Basic	$0.07	$0.12

Diluted	$0.06	$0.12

Weighted Average Shares:
Basic	31,751	26,071

Diluted	32,083	26,524

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

					Capital		Accumulated	Dividends		Total
	Preferred Stock		Common Stock		in Excess		Other	In Excess		Share-
	Shares	Par	Shares	Par	Of Par	Unearned	Comprehensive	of Net	Treasury	holders’
	Issued	Value	Issued	Value	Value	Compensation	Loss	Income	Stock	Equity

BALANCE AT DECEMBER 31, 2004	2,990	$30	40,115	$401	$762,642	$—	$(536)	$(37,110)	$(131,468)	$593,959

Issuance of restricted stock			180	2	4,098	(4,100)
Common stock sold					16				9	25
Amortization of restricted stock award						205				205
Shares issued pursuant to long-term incentive plan			21		479					479
Options exercised			2		32					32
Dividends declared								(12,724)		(12,724)
Net Income								3,666		3,666

BALANCE AT MARCH 31, 2005	2,990	$30	40,318	$403	$767,267	$(3,895)	$(536)	$(46,168)	$(131,459)	$585,642

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$3,666	$4,834
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	(101)	(131)
Minority interest expense	77	—
Depreciation and amortization	12,037	9,220
Amortization of deferred loan costs	988	374
Provision for uncollectible accounts	3	282
Amortization of restricted stock award	205	—
Changes in assets and liabilities:
Increase in receivables and other assets	(4,953)	(1,332)
Increase in accounts payable, accrued liabilities and other liabilities	1,633	3,135

Net cash provided by operating activities	13,555	16,382

INVESTING ACTIVITIES
Property acquisitions	—	(118,107)
Tenant improvements to first generation space	(2,514)	(1,273)
Tenant improvements to second generation space	(2,645)	(973)
Building improvements	(1,482)	(2,392)
Deferred tenant costs	(1,664)	(647)
Additions to furniture and equipment	(11)	(73)
Decrease (Increase) in restricted cash	8,869	(1,567)
Investment in unconsolidated entity	—	(3,238)
Dividends from unconsolidated entity	57	—

Net cash provided by (used in) investing activities	610	(128,270)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	32	2,643
Proceeds from sales of common stock	25	100,257
Proceeds from mortgages and loans	78,000	75,874
Principal payments on mortgages and loans payable	(78,529)	(16,349)
Contributions from minority interest	63	—
Distributions to minority interest	(89)	—

Dividends paid	(12,654)	(9,112)

Net cash (used in) provided by financing activities	(13,152)	153,313

Net increase in cash and cash equivalents	1,013	41,425
Cash and cash equivalents — beginning of period	32,717	9,163

Cash and cash equivalents — end of period	$33,730	$50,588

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$—	$5

Cash paid during the period for interest	$9,609	$6,776

Non cash item-issuance of restricted stock to certain key executives	$4,100	$—

Non cash item-shares issued pursuant to long-term incentive plan	$479	$—

Non cash item-issuance of limited partner units for real estate acquisitions	$—	$2,041

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS
ENDED MARCH 31, 2005 AND 2004
(Unaudited and in thousands, except per share data)

Unless the context otherwise requires, all references to the terms “we,” “our” or “us” “CRT” or the “Company” in this report refer collectively to CRT Properties, Inc., a Florida corporation incorporated in 1988 under the name Koger Equity, Inc., individually or together with our subsidiaries and our predecessors, unless the context requires otherwise.

     1. Organization. We are a fully integrated, self-administered and self-managed equity real estate investment trust (a “REIT”) which develops, owns, operates, leases and manages office buildings in metropolitan areas in the southeastern United States, Maryland and Texas. We conducted our initial public offering in 1988. Our common shares are listed on the NYSE under the symbol CRO and our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol CRO-PA. As of March 31, 2005, we owned or had interests in 137 office buildings containing 11.7 million rentable square feet, primarily located in more than 25 office projects in 12 metropolitan areas in the Southeastern United States, Maryland and Texas.

     2. Basis of Presentation and Summary of Recent Accounting Pronouncements. The condensed consolidated financial statements have been prepared by CRT. All material intercompany transactions and accounts have been eliminated in consolidation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our Form 10-K Annual Report for the year ended December 31, 2004. The accompanying balance sheet at December 31, 2004, has been derived from the audited financial statements at that date and is condensed.

     All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for future periods or for the full year.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This statement replaces SFAS 123 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Public entities that do not file as small business issuers are subject to the provisions of this Statement effective January 1, 2006. We are currently evaluating the effects of SFAS No. 123(R) on our condensed consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” This statement establishes standards for the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do no have commercial substance. SFAS No. 153’s transition provisions are effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effects of SFAS No. 153 on our condensed consolidated financial statements.

     3. Summary of Significant Accounting Policies and Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances. However, actual results could differ from our estimates under different assumptions or conditions. We evaluate the reasonableness of our estimates on an ongoing basis.

     We believe the following significant accounting policies affect the significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

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

     We recognize gains on the sale of property in accordance with SFAS No. 66. Revenues from sales of property are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

     Depreciation and Amortization. We compute depreciation on our operating properties using the straight-line method based on estimated useful lives of 3 to 39 years. A significant portion of the acquisition cost of each operating property is allocated to the acquired buildings (usually 85% to 90%). The allocation of the acquisition cost to buildings and the determination of the useful lives are based on our estimates. If estimates of the useful lives of our operating properties change, we may be required to adjust future depreciation expense. Deferred tenant costs (leasing commissions and tenant relocation costs) are amortized over the term of the related leases.

     Impairment of Long-Lived Assets. Our long-lived assets include investments in real estate. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of operating properties based on the operating cash flows of the properties. In performing our assessment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the quarter ended March 31, 2005, we did not record any impairment charges. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

     Cost of Real Estate Acquired. We account for our acquisitions of real estate in accordance with SFAS No. 141, “Business Combinations,” which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, building improvements and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of in-place leases.

The allocation to intangible assets is based upon various factors including the above or below market component of in–place leases, the value of in-place leases, leasing commissions, legal fees and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are amortized to rental income over the average remaining term of the respective leases. The remaining purchase price is allocated among various categories of tangible assets (building and land) and is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

     Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, we record rental income for the full term of each lease on a straight-line basis. For the quarters ended March 31, 2005 and 2004, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $4,559,000 and $1,249,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.

     We have historically generated management fees and leasing commissions by providing on-site property management and leasing services to a limited number of third party owners. Management fees are generally earned monthly and are based on a percentage of the managed properties’ monthly rental and other operating revenues. Leasing commissions are earned when we, on behalf of the third party owner, negotiate or assist in the negotiation of new leases, renewals and expansions of existing leases, and are generally based on a percentage of rents to be received under the initial term of the respective leases.

     Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses due to the inability of our tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, we make assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to us. If the financial condition of our tenants were to deteriorate and result in an impairment of their ability to make payments, we may be required to increase our allowances by recording additional bad debt expense. Likewise, should the financial condition of our tenants improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense.

     Federal Income Taxes. We are qualified and have elected tax treatment as a REIT under the Internal Revenue Code. A corporate REIT is a legal entity that owns income-producing real property, and through distributions of income to its shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, we must, among other requirements, distribute at least 90 percent of our REIT taxable income to our shareholders. To the extent that we pay dividends equal to 100 percent of our REIT taxable income, our earnings are taxed at the shareholder level. However, the use of net operating loss carryforwards, which may reduce REIT taxable income to zero, are limited for alternative minimum tax purposes. Distributed capital gains on sales of real estate are not subject to tax at the REIT level; however, undistributed capital gains are taxed at the REIT level . If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes and will not be able to qualify as a REIT for four subsequent taxable years. Although CRT Realty Services, Inc. (“CRTRSI”), a taxable REIT subsidiary, is consolidated with us for financial reporting purposes, this entity is subject to federal income tax and files separate federal and state income tax returns.

     4. Stock Options. SFAS No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. We have continued to apply APB 25 to our stock based compensation awards to our employees and as a result, no stock options were charged to income during the three months ended March 31, 2005 and 2004. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS 123 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company will be subject to the provisions of this statement effective January 1, 2006.

The pro forma effect on net income and earnings per share from stock based compensation awards to our employees is as follows:

	Three Months
	Ended March 31,
	2005	2004

Net income available to common shareholders- As reported	$2,078,000	$3,246,000
Stock-based employee compensation expense determined under fair value method for all forfeitures (awards)	—	32,000

Pro forma net income	$2,078,000	$3,278,000

EARNINGS PER SHARE:
Basic-as reported	$0.07	$0.12

Basic-pro forma	$0.07	$0.12

Diluted-as reported	$0.06	$0.12

Diluted-pro forma	$0.06	$0.12

     Investment in Unconsolidated Entity. We account for an investment in an unconsolidated entity using the equity method of accounting, as we do not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of the joint venture are not included in our balance sheet. FIN No. 46(R), “Consolidation of Variable Interest Entities,” requires existing unconsolidated Variable Interest Entities (“VIE”) to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both. We account for our investment in an unconsolidated entity using the equity method of accounting rather than consolidation under FIN 46(R) since we have determined that we are not the primary beneficiary of the entity. These investments are initially recorded at cost and are subsequently adjusted for equity in earnings and cash contributions and distributions.

     Fair Value of Financial Instruments. We believe the carrying amount of our financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on an estimated market interest rate of 6.0 percent, the fair value of our mortgages and loans payable would be approximately $460.0 million at March 31, 2005.

     Fair Value of In-Place Leases. SFAS No. 142 “Goodwill and Other Intangible Assets,” requires the separate recognition of intangible assets acquired as part of an asset acquisition, including the value attributable to leases in place and certain customer relationships. These intangible assets are being amortized on a straight-line basis over the remaining term of the existing leases. As of March 31, 2005, we had intangible assets relating to in-place leases as follows (in thousands):

			Net	Weighted
			Carrying Value	Average
		Accumulated	of in-place	Amortization
	Initial Cost	Amortization	Leases	Period (in years)
Atlantic Center Plaza	$9,400	$(1,097)	$8,303	10
Baymeadows Way	242	(16)	226	10
Campus Circle & Tollway Crossing	500	(193)	307	4
Decoverly	654	(218)	436	3
McGinnis Park	329	(103)	226	4
The Lakes on Post Oak	1,500	(875)	625	4
Three Ravinia	274	(156)	118	5.5

Total	$12,899	$(2,658)	$10,241

Our aggregate amortization for the three months ended March 31, 2005, was $454,000. Amortization expense is calculated on a straight-line basis and the estimated aggregate amortization expense is expected to be $2.2 million for the years ended December 31, 2005 through 2008, and $1.0 million for the year ended December 31, 2009.

We are currently evaluating any other intangible assets that may have arisen resulting from the following acquisitions: Westchase Corporate Center in Houston, Texas; Signature Place located in Dallas, Texas; and Las Olas Centre, located in Fort Lauderdale, Florida.

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

     5. Statement of Cash Flows. On February 9, 2005, we refinanced our $77.0 million loan held by Column Financial, Inc. with a $78.0 million loan from ING USA Annuity and Life Insurance Company (“ING”). The new loan has an initial maturity date of March 1, 2031, with two one-year extension options. The loan bears monthly interest at variable rate of LIBOR plus 1.25% (the LIBOR monthly contract rate in effect for this loan was 2.59% as of March 31, 2005) and is interest only for the first twelve months. Beginning March 1, 2006, monthly principal payments based on a 25 year amortization schedule will be due along with interest payments. This indebtedness will be collateralized by a property with a carrying value of approximately $111.7 million at March 31, 2005. This new loan required a $6.0 million Letter of Credit in lieu of lender escrows for leasing costs.

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

For the three months ended March 31, 2005 and 2004, earnings per common share is calculated as follows (in thousands except per share data):

	Three Months
	Ended March 31,
	2005	2004
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income available to common shareholders	$2,078	$3,246

Shares:
Weighted average number of common shares outstanding – Basic	31,751	26,071

EARNINGS PER SHARE – BASIC	$0.07	$0.12

Shares:
Weighted average number of common shares outstanding – Basic	31,751	26,071
Effect of dilutive securities (a):
Stock options	332	453

Adjusted weighted average common shares – Diluted	32,083	26,524

EARNINGS PER SHARE – DILUTED	$0.06	$0.12

(a) Shares issuable were derived using the “Treasury Stock Method” for all dilutive potential shares. We excluded approximately
    125,000 antidilutive stock options from the above calculation for the three months ended March 31, 2005.

     7. Mortgages and Loans Payable. At March 31, 2005, the Company had $622,938,000 of loans outstanding, which are collateralized by mortgages on all but seven of our buildings. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

Year Ending December 31,
2005	$4,537
2006	25,073
2007	100,117
2008	120,253
2009	94,634
Subsequent Years	278,324

Total	$622,938

     8. Dividends. We paid quarterly dividends on our common stock of $0.35 per share on January 28, 2005, to shareholders of record on December 31, 2004. During the quarter ended March 31, 2005, our Board of Directors declared a quarterly dividend on our common stock of $0.35 per share payable on April 29, 2005, to shareholders of record on March 31, 2005. On February 17, 2005, our Board of Directors declared a dividend on our preferred stock of $0.53125 per share paid on March 15, 2005, to shareholders of record on March 1, 2005. This preferred dividend covered the period December 15, 2004 through March 14, 2005.

     9. Segment Reporting. We operate in one business segment, the ownership and management of commercial real estate. Our primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. As of March 31, 2005, all of our operations were located in the Southeastern United States, Maryland and Texas.

     10. Common Stock. On January 13, 2004, we issued 5,175,000 shares of common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to our underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering were used to pay down our revolving credit facility ($15 million), fund the Decoverly acquisition ($42.2 million) as well as a portion of the Atlantic Center Plaza acquisition ($40.5 million) and for general corporate purposes.

     In December 2004, we issued 4,749,300 shares of our common stock (including 399,300 shares issued in connection with the exercise of an over-allotment option granted to our underwriter) at a price to the public of $24.20 per share. The net proceeds of the offering were used to pay down our secured revolving credit facility ($90.0 million), fund a portion of the purchase price of Signature Place, with the remainder intended for general corporate purposes, including subsequent acquisitions and development.

     Under our 2002 long-term incentive plan, certain senior officers receive payments based on the performance of our common stock on a one-year and over a three-year measurement period and the performance of our common stock compared to peer group REITs in the Morgan Stanley REIT index over a three-year measurement period. Payments under the plan are dependent on the achievement of certain performance goals and on satisfaction of certain vesting requirements. In February 2005, we issued 21,018 shares of common stock to certain senior executives currently participating in the long-term compensation plan. These shares of common stock were valued at approximately $479,000.

     Under our 2005 plan, we granted 179,667 restricted shares of our common stock to certain key executives of our Company. The restricted shares vest (using both performance and time vesting features) over a period of five years from the date of issuance. Upon issuance of the restricted shares, deferred compensation of $4.1 million was charged to stockholders’ equity and is being recognized as compensation expense ratably over the five year vesting period. Non-cash compensation expense related to the vesting of the restricted shares of approximately $205,000 was recognized during the quarter ended March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our annual reports on Form 10-K and our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

Overview

          We are a fully integrated, self-administered and self-managed equity REIT which develops, owns, operates, leases and manages office buildings in metropolitan areas in the southeastern United States, Maryland and Texas. We conducted our initial public offering in 1988. We generate revenue and cash primarily from leasing our office space to our tenants. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rate to be paid, costs of tenant improvements, operating costs and real estate taxes, vacancy and general economic factors.

          Our revenues are dependent in part on the occupancy of our portfolio of office buildings. Over the past few years, as a struggling national economy resulted in white-collar job losses and a general oversupply of office space in many markets, occupancy rates declined in most of our markets. The office building sector continues to experience comparatively low occupancy rates in most markets. As of March 31, 2005 our portfolio was 82% occupied compared to 80% as March 31, 2004 and 82% as of December 31, 2004.

          Our leases have an overall average lease term of approximately 4.5 years and we generally renew over half of our expiring office leases; however, for those office leases that are not renewed, we must remarket the vacated office space. Since rental rates generally decline as vacancy rates increase (and vice versa), we may lease the vacated space at terms less favorable than the terms of the expired lease. We use numerous approaches to maintain and increase occupancy, including prioritizing efforts to retain existing tenants, using rental concessions such as free rent and improvement allowances, offering market-specific broker incentives and employing highly skilled and proactive management and leasing professionals. Our use of these strategies has lessened the overall impact of the weak fundamentals in our operating environment by limiting lease expirations both from natural lease expirations and from terminations due to tenant defaults.

Critical Accounting Policies And Estimates

          Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements that appear elsewhere in this quarterly report on Form 10-Q. A full summary of the significant accounting policies used in preparing the condensed consolidated financial statements is set forth in Note 3 to those statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from estimates made. We believe that the specific accounting policies discussed below are critical in preparing our condensed consolidated financial statements due to the increased level of assumptions used or estimates made in determining their impact on our condensed consolidated financial statements.

     Revenue Recognition. We generate principally all of our operating revenues from leasing space to various tenants in office buildings that we own. Tenants include for-profit companies across a number of industries as well as various federal and state departments and agencies. Our twenty five largest tenants comprise over half of our occupied space and generate over half of our annual operating revenues. Rental income generally commences at the inception of the lease (as opposed to the actual later move-in date) and is recognized based on the terms of the individual leases. Many of our leases call for annual fixed increases in rental payments and in such case, rental income is recognized over the terms of the lease on a straight-line basis. Certain other leases call for annual increases based upon an inflation index, such as the Consumer Price Index. For these leases, since the annual dollar increase in rental income cannot be determined at the inception of the lease, rental income increases each year after applying the inflation index. Where rental concessions (such as free rent) are given to tenants, we also recognize rental income on a straight-line basis over the full term of the leases. We may require certain tenants to pay a security deposit in addition to their first month’s rent, which we record as a liability. Many of our leases require tenants to pay their prorata portion of property operating expenses in addition to their base rent, such amounts typically being in excess of a “base year” amount.

     Impairment or Disposal of Long-Lived Assets. We evaluate our real estate assets quarterly to assess whether any impairment indicators are present that affect the recovery of the carrying amount. Changes in the supply or demand of tenants for our properties could impact our ability to lease available space. Should a significant amount of available space exist for an extended period, our investment in a particular office building may be impaired.

     Real estate assets are classified as held for sale or held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying amount or fair value less costs to sell. With respect to assets classified as operating properties, we periodically review these assets to determine whether our carrying amount will be recovered. A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value. Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell. If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining estimated holding period are used to determine if the carrying value is recoverable. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to its estimated fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions that are highly subjective and based on a variety of factors, including but not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other variables. If one or more assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease in net income. No impairment losses were recognized for the three months ending March 31, 2005.

     Depreciation. Depreciation of buildings and parking garages is computed using the straight-line method over an estimated useful life of 3 to 39 years. Depreciation of building improvements is computed using the straight-line method over the estimated useful life of the improvement. Tenant improvements are generally amortized over the term of the respective leases. If estimates of the useful lives of our operating properties change, we may be required to adjust future depreciation expense. Therefore, a change in the estimated useful lives assigned to buildings and improvements would result in either an increase or decrease in depreciation expense, which would result in an increase or decrease in net income.

     Cost of Real Estate Acquired. We account for acquisitions of real estate in accordance with SFAS No. 141, “Business Combinations,” which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, building improvements and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of in-place leases.

     The allocation to intangible assets is based upon various factors including the above or below market component of in–place leases, the value of in-place leases, leasing commissions, legal fees and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are amortized to rental income over the average remaining term of the respective leases. The remaining purchase price is allocated among various categories of tangible assets (building and land) and is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

     Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating expense recoveries due from tenants. Changes in general economic conditions, or in the industries in which our tenants operate, could impact our tenants’ ability to honor their lease obligations, which could in turn affect our recorded revenues and estimates of the collectibility of our receivables. Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. We provide an allowance for doubtful accounts for tenant balances that are over 90 days past due and for specific tenant receivables for which collection is considered doubtful. Actual write-offs may differ from these estimates, which could result in an increase or decrease in bad debt expense.

Off Balance-Sheet Arrangements

     On January 12, 2004, we, through a newly formed subsidiary DownREIT limited partnership called Koger BFC, Ltd., acquired all of the partnership interests in Broward Financial Center (“BFC”) in downtown Fort Lauderdale, Florida, in a joint venture with an affiliate of Investcorp Properties Limited of New York (“Investcorp”), for approximately $60.1 million. BFC is a single twenty-four story building containing approximately 326,000 rentable square feet. We have a 30% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were owned by entities in which the Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of our board of directors and finance committee without the participation of Mr. Crocker. Investcorp, as the joint venture partner acquiring 70% of the economic interests, played a substantial role in negotiating the purchase. We acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units will be entitled to receive quarterly distributions equivalent to the quarterly dividend declared on our common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of our common stock at the time of redemption and the average per share closing price of our common stock for the thirty trading days preceding the redemption) or, at our option, shares of our common stock (one share of our common stock per Unit).

Our total investment in this joint venture is $5.3 million including DownREIT minority contributions ($2.1 million) and closing costs. We account for this investment using the equity method of accounting as it does not have a controlling interest over the operating and financial policies of the joint venture, nor is it the primary beneficiary under FIN 46(R). As a result, the assets and liabilities of this joint venture are not included in our balance sheet. This investment was recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions (see Recent Developments below).

Related-Party Transactions

     Under our 2002 long-term incentive plan, certain senior officers receive payments based on the performance of our common stock on a one-year and over a three-year measurement period and the performance of our common stock compared to peer group REITs in the Morgan Stanley REIT index over a three-year measurement period. Payments under the plan are dependent on the achievement of certain performance goals and on satisfaction of certain vesting requirements. In February 2005, we issued 21,018 shares of common stock to certain senior executives currently participating in the long-term compensation plan. These shares of common stock were valued at approximately $479,000.

     Under our 2005 plan, we granted 179,667 restricted shares of our common stock to certain key executives of our Company. The restricted shares vest (using both performance and time vesting features) over a period of five years from the date of issuance. Upon issuance of the restricted shares, deferred compensation of $4.1 million was charged to stockholders’ equity and is being recognized as compensation expense ratably over the five year vesting period. Non-cash compensation expense related to the vesting of the restricted shares of approximately $205,000 was recognized during the quarter ended March 31, 2005.

Results of Operations

     Operating Revenues. Operating Revenues (excluding management fees) increased $9,617,000 or 24.4 percent for the three months ended March 31, 2005, as compared to the same period in 2004. This increase resulted primarily from recent acquisitions as follows (in thousands):

		Operating	Operating
		Revenues	Revenues
		For the Period	For the Period
		Ended March	Ended March
Center Name	Date of Acquisition	31, 2005	31, 2004	Variance
Atlantic Center Plaza	January 27, 2004	$3,657	$2,519	$1,138
Decoverly	April 2, 2004	1,376	0	1,376
Las Olas Centre	November 24, 2004	3,726	0	3,726
Signature Place	December 30, 2004	1,655	0	1,655
Westchase Corporate Center	August 16, 2004	1,064	0	1,064

TOTAL		$11,478	$2,519	$8,959

     Property operations and real estate taxes. Property operations expense and real estate taxes includes such charges as utilities, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. Property operations expense and real estate taxes increased $3,425,000 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was due primarily to operations expense resulting from the acquisition of Las Olas Centre in November 2004 ($1,339,000), Decoverly in April 2004 ($637,000), Westchase Corporate Center in August 2004 ($489,000), and Signature Place in December 2004 ($814,000).

     The amount of property operations expense and real estate taxes and their percentage of operating revenues (excluding management fees) for the applicable periods are as follows:

		Percent of
Period	Amount	Total Revenues
March 31, 2005	$18,961,000	38.6%
March 31, 2004	$15,536,000	39.4%

     Depreciation expense. Depreciation expense has been calculated on the straight-line method based upon the useful lives of our depreciable assets, generally 3 to 39 years. Depreciation expense increased $2,484,000 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was due primarily to depreciation resulting from the Company’s acquisition of Atlantic Center Plaza in January 2004 ($402,000), Decoverly in April 2004 ($263,000), Las Olas Centre in November 2004 ($839,000), Baymeadows Way in July 2004 ($139,000), Westchase Corporate Center in August 2004 ($130,000), and Signature Place in December 2004 ($211,000).

     General and administrative expense. General and administrative expense increased $1,261,000 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was due to an overall increase in payroll related costs ($1,073,000) attributable to increased long-term equity based compensation, as further described in Note 10 to our condensed consolidated financial statements, as well as an overall increase in salaries and bonuses.

     Amortization expense. Amortization expense increased $333,000 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was due primarily to the increased amortization of the fair value of acquired leases for properties recently acquired. Mortgage and loan interest expense increased $3.3 million compared to the same period in 2004. This increase was primarily the result of an increase in interest expense due to additional mortgage indebtedness obtained in connection with the acquisition of Baymeadows Way, Westchase Corporate Center, and

Las Olas Centre.

     Net income and net income available to common shareholders. Net income and net income available to common shareholders decreased $1,168,000 for the quarter ended March 31, 2005, as compared to the same period in 2004. This quarterly decrease was primarily due to an increase in total operating expenses ($7.5 million) and mortgage and loan interest expense ($3.3 million) resulting from recent acquisitions. This quarterly decrease was partially offset by an overall increase in operating revenues ($9.8 million).

Liquidity and Capital Resources

     Operating Activities— During the three months ended March 31, 2005, we generated approximately $13.6 million in net cash from operating activities, approximately $2.8 million less than the comparable period of 2004. Our decreased generation of cash from operations is primarily attributable to an increase in the aggregate growth rate of accounts receivable and other assets (approximately $3.6 million) and a decrease in the aggregate growth rate of accounts payable, accrued liabilities, and other liabilities (approximately $1.5 million). The decrease in cash generated by operations was partly offset by an increase in depreciation and amortization (approximately $2.8 million) and a decrease in net income ($1.2 million) for the comparable period of 2004.

     Our principal source of cash flow is related to the operation of our office properties. The weighted-average term of a tenant lease is approximately 4.5 years with occupancy rates historically in the range of 75% to 85%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. As a REIT for Federal income tax purposes, we are required to pay out annually, as dividends, at least 90 percent of our REIT taxable income. In the past, we have paid out dividends in amounts at least equal to our REIT taxable income. We believe that our cash provided by operating activities and our current cash balance will be sufficient to cover debt service payments and to pay the dividends required to maintain our REIT status.

     The level of cash flow generated by rents depends primarily on the occupancy rates of our buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At March 31, 2005, leases representing approximately 11.6 percent of the gross annualized rent from our properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2005. These scheduled expirations represent leases for space in buildings located in 20 of the 25 centers or locations in which we own buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the three months ended March 31, 2005, leases were renewed on approximately 61 percent of our rentable square feet that expired during the three-month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2005 and the competition for tenants in the markets in which we operate, we have and expect to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.

     Governmental tenants (including the State of Florida and the United States Government), which account for approximately 17.3 percent of our occupied space at March 31, 2005, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to our rent stream may reduce their current demands, or curtail their future need, for additional office space.

     We believe that the markets in which we operate provide significant growth potential due to their diverse economies, expanding metropolitan areas, skilled work force and moderate labor costs. However, cash from operations could be reduced if economic conditions result in lower occupancy rates and lower rental income for our buildings, which may in turn affect the amount of dividends we pay to our shareholders.

     Investing Activities— At March 31, 2005, substantially all of our invested assets were in real properties or joint ventures invested in real properties and our primary use of cash for investing activities was for tenant and building improvements. Improvements to our existing properties have been financed through internal operations and lender required escrow accounts for The Lakes on Post Oak. We spent $6.6 million on tenant and building improvements, as well as deferred tenant costs during the period. We also experienced a decrease in restricted cash ($8.9 million) resulting from payment of escrowed obligations. In February 2005, we refinanced our existing Lakes on Post Oak loan that required us to maintain approximately $8.6 million in required cash escrows. The new loan provided by ING, required a $6.0 million letter of credit in lieu of cash escrows.

     Financing Activities— We used $13.2 million of cash in financing activities during the three months ended March 31, 2005. For the same period in 2004, we generated $153.3 million of cash in financing activities. For the three months ended March 31, 2005, our largest sources of cash from financing activities were proceeds from mortgages and loans ($78.0 million). In the same time period, our largest uses of cash for financing activities were principal payments on mortgages and loans payable ($78.5 million) and dividends paid ($12.7 million). For the three months ended March 31, 2004, our largest sources of cash for financing activities were proceeds from mortgages and loans ($75.9 million) and proceeds from the sale of common stock ($100.3 million). In the same period, our primary uses of cash for financing activities were principal payments on mortgages and loans payable ($16.3 million) and dividends paid ($9.1 million).

     We also have a $165 million secured revolving credit facility of which none had been borrowed as of March 31, 2005. At March 31, 2005, we had a total of seven buildings that were unencumbered consisting of four buildings in Charlotte, North Carolina, one building in Jacksonville, Florida, and two buildings in Atlanta, Georgia. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $4.5 million during the remainder of calendar year 2005.

     On February 9, 2005, we refinanced our $77.0 million loan held by Column Financial, Inc. with a $78.0 million loan from ING USA Annuity and Life Insurance Company. The new loan has an initial maturity date of March 1, 2031, with two one-year extension options. The loan bears monthly interest at variable rate of LIBOR plus 1.25% (the LIBOR monthly contract rate in effect for this loan was 2.59% as of March 31, 2005) and is interest only for the first twelve months. Beginning March 1, 2006, monthly principal payments based on a 25 year amortization schedule will be due along with interest payments. This indebtedness will be collateralized by property with a carrying value of approximately $111.7 million at March 31, 2005. This new loan required a $6.0 million Letter of Credit in lieu of lender escrows for leasing costs.

     We have on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are available for issuance from time to time by our Company. As of March 31, 2005, we had $385.1 million available under this shelf registration for future issuances of securities. The amount and timing of future sales of our securities will depend on market conditions, operating cash flow, asset sales and the specific needs of our Company. We may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early repayment of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes.

Contractual Obligations (In thousands)

		Less than			More than
		One			Five
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations(a)	$622,938	$4,537	$125,190	$214,887	$278,324
Purchase Obligations (b)	1,581	1,581

(a) Increases in interest rates on variable rate debt could increase our interest expense and adversely affect cash flow and the ability to pay dividends to shareholders. We may be required to purchase interest rate protection products in connection with future variable rate debt, which may further increase borrowing costs. Our use of leverage can adversely impact our operation, cash flow, and ability to make distributions and our financial condition will be negatively impacted if we cannot repay or refinance our indebtedness as it becomes due.

We are subject to risks normally associated with debt financing, including: the risk that our cash flow will be insufficient to meet required payments of principal and interest; the risk that the existing debt with respect to our properties, which in most cases will not have been fully amortized at maturity, will not be able to be refinanced; and the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of the existing debt.

(b) This purchase obligation consists of a contractual commitment related to the renovation of The Lakes on Post Oak in Houston, Texas. In connection with our ING loan of the Lakes on Post Oak, we obtained a $6.0 million letter of credit in lieu of additional cash escrows for tenant improvements and leasing commissions.

     As of March 31, 2005 and December 31, 2004, our mortgage notes payable were comprised of the following (in thousands):

	As of	As of
	March 31,	December 31,	Current	Maturity
Mortgage	2005	2004	Interest Rate	Date
Variable rate mortgages (a)	$106,800	$185,800	3.84% to 4.77%	January 2008 to March 2031
Fixed rate mortgages	516,138	437,667	5.26% to 8.33%	December 2006 to January 2015

Total mortgage notes payable	$622,938	$623,467

(a)	On January 1, 2005, $80,000,000 of the variable rate mortgages was converted to a 5.49% fixed rate mortgage which has a maturity of January 1, 2015.

The weighted average interest rate on our mortgages was 6.1% and 6.07% as of March 31, 2005 and December 31, 2004, respectively.

Funds from Operations. Funds from Operations (“FFO”) is a non-GAAP financial measure that is a widely used performance measure for real estate companies and is provided as a supplemental measure of operating performance. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of FFO in order to promote an industry standard measure of REIT financial and operating performance. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

     Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because in excluding real estate related depreciation and amortization, and gains and losses from sales of property, it provides a supplemental performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. In addition, since most equity REITs provide FFO information to investors, FFO can also be a useful supplemental measure for comparing our results to other equity REITs.

     FFO excludes depreciation and amortization, however, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of performance is limited. Moreover, while we believe its computation of FFO conforms to the NAREIT definition, it may not be comparable to FFO reported by REITs that interpret the definition differently or that do not define FFO in accordance with the NAREIT definition at all. Accordingly, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and (iii) is not indicative of funds available to fund our cash needs, including its ability to pay dividends or make distributions, because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.

The following presents our reconciliation of net income to FFO available to common shareholders for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net income	$3,666	$4,834
Dividends on preferred stock	(1,588)	(1,588)
Real estate related depreciation	10,860	8,347
Real estate related depreciation – unconsolidated entity	116	101
Real estate related amortization – deferred tenant costs	497	609
Real estate related amortization – fair value of acquired leases	454	137
Minority interest share of add-backs	34	—

FFO available to common shareholders	$14,039	$12,440

Net Operating Income. The primary financial measure for our reportable business segment is net operating income, or “NOI”. NOI is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus losses from early extinguishments of debt, net derivative losses, depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate and other assets (net of minority interest), income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services income. We use NOI internally as a performance measure and we believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of real estate assets.

     Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of its operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following is a reconciliation of NOI to net income available to common shareholders:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net Operating income (a)	$30,124	$23,932

Add:
Management fee revenues	210	66
Interest income	115	127
Income from unconsolidated joint ventures	101	131
Other

Less:
General and administrative	4,105	2,844
Interest expense	10,642	7,306
Depreciation and amortization	12,037	9,220
Other	23	52
Dividends on preferred shares	1,588	1,588
Minority interests in property partnerships	77	—

Net income available to common shareholders	$2,078	$3,246

(a) Net operating income is defined as total operating revenues (excluding management fees) less property operations expense and real estate taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. We currently have a $165 million secured revolving credit facility and term loans with variable interest rates. We may incur additional variable rate debt in the future to meet its financing needs. Increases in interest rates on such debt could increase our interest expense, which would adversely affect our cash flow and our ability to pay dividends to our shareholders. We have not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of March 31, 2005, we had $106.8 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,068,000. Additionally, we had $516.1 million outstanding under loans with fixed interest rates as of March 31, 2005. We may incur additional fixed rate debt in the future to meet its financing needs. If the market interest rate on this fixed rate debt were 100 basis points lower, the fair value of our fixed rate debt would increase to $460.0 million.

Item 4. Controls and Procedures.

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in the our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 5. Other Information

(a)	The following table sets forth, with respect to each office project or location at March 31, 2005, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.

				Average
				Annual
	Gross	Rentable		Rent Per
	Square	Square	Percent	Square
Office Project/Location	Feet	Feet (5)	Leased (1)	Foot (2)
Atlanta Atlantic Center Plaza (3)	507,700	501,184	89%	$28.96
Atlanta Chamblee	1,199,800	1,128,502	93%	18.20
Atlanta Gwinnett	274,400	262,806	89%	19.60
Atlanta McGinnis Park	212,400	202,243	69%	18.99
Atlanta Perimeter	184,000	181,862	80%	18.71
Atlanta Three Ravinia	845,000	804,876	75%	17.30	(4)
Charlotte University	190,600	182,891	60%	18.36
Charlotte Vanguard	548,200	527,342	60%	15.37
Dallas Campus Circle	133,600	127,226	97%	22.41
Dallas Signature Place (3)	460,000	437,319	72%	20.78
Dallas Tollway Crossing	159,800	152,163	75%	22.10
Ft. Lauderdale Las Olas (3)	479,000	469,226	91%	21.73
Houston Post Oak	1,265,000	1,202,700	82%	17.69
Houston Westchase Corporate Center (3)	194,000	184,259	93%	22.84
Jacksonville Baymeadows	793,400	751,138	97%	12.96	(4)
Jacksonville Baymeadows Way (3)	236,000	224,281	100%	9.50	(4)
Jacksonville JTB	436,000	416,773	100%	13.00	(4)
Memphis Germantown	562,600	532,971	85%	18.06
Orlando Central	699,700	615,913	87%	16.59
Orlando Lake Mary	318,000	303,540	75%	16.91
Orlando University	405,200	383,816	83%	19.31
Richmond Paragon	154,300	145,127	97%	19.36
St. Petersburg	715,500	672,022	94%	16.62
Tallahassee	960,300	836,326	79%	16.37
Washington D.C. Decoverly (3)	162,500	154,787	98%	24.08

Total	12,097,000	11,401,293

Weighted Average – Total Company – 136 Buildings			82%	$17.94

Weighted Average – Same Store – 128 Buildings			82%	$17.03

Weighted Average – Acquisition – 8 Buildings			85%	$22.15

(1)	The percent leased rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for an office project or location as of March 31, 2005 by (b) the rentable square feet applicable to such total annualized rents.

(3)	Properties acquired subsequent to January 1, 2004 (“Acquisition Buildings”).

(4)	Includes the effect of leases where tenants who occupy all or a substantial portion of an entire office building pay substantially all operating costs in addition to base rent.

(5)	Does not include investment in unconsolidated entity that contains 325,583 of rentable square feet and was 86% occupied at March 31, 2005.

(b)	The following schedule sets forth for all of our buildings (i) the number of leases which will expire during the remainder of calendar year 2005 (without regard to any renewals), calendar years 2006 through 2013, and years subsequent to 2013, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings that we owned on March 31, 2005, and on the terms of leases in effect as of March 31, 2005, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 61 percent of our rentable square feet which expired during the three months ended March 31, 2005.

			Percentage of	Average		Percentage
			Total Square	Annual Rent	Total	of Total
	Number of	Number of	Feet Leased	per Square	Annualized	Annual Rents
	Leases	Square Feet	Represented by	Foot Under	Rents Under	Represented by
Period	Expiring	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases
2005	263	1,092,694	11.6%	$17.84	$19,489,593	11.6%
2006	205	1,458,229	15.5%	18.47	26,940,364	16.0%
2007	195	1,147,077	12.2%	18.97	21,754,557	12.9%
2008	119	984,796	10.5%	18.65	18,363,825	10.9%
2009	114	1,808,392	19.3%	17.85	32,283,959	19.2%
2010	58	472,120	5.0%	16.89	7,972,446	4.7%
2011	23	326,937	3.5%	15.96	5,219,394	3.1%
2012	24	484,496	5.2%	18.40	8,913,397	5.3%
2013	3	281,147	3.0%	28.91	8,128,422	4.8%
Thereafter	32	1,330,169	14.2%	14.51	19,306,139	11.5%

Total	1,036	9,386,057	100.0%	$17.94	$168,372,096	100.0%

Item 6. Exhibits

Number	Description
10.1	CRT Properties, Inc. Senior Management Compensation Plan (1)

10.2	Form of Restricted Stock Agreement under the CRT Properties, Inc. Amended and Restated 1998 Equity and Cash Incentive Plan (1)

10.3	Employment Agreement between CRT Properties, Inc. and Thomas J. Crocker dated January 1, 2005 (1)

10.4	Employment Agreement between CRT Properties, Inc. and Thomas C. Brockwell dated January 1, 2005 (1)

10.5	Form of Participation Agreement in the CRT Properties, Inc. Senior Management Compensation Plan (1)

10.6	Employment Letter between CRT Properties, Inc. and Terence D. McNally dated February 3, 2005 (2)

10.7	CRT Properties, Inc. Directors’ Deferred Compensation Program*

15	Letter re: Unaudited interim financial information.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

(1)	Incorporated by Reference to the Company’s Current Report on 8-K, dated January 13, 2005, as filed with the Commission on January 14, 2005

(2)	Incorporated by Reference to the Company’s Current Report on 8-K, dated February 14, 2005, as filed with the Commission on February 18, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRT PROPERTIES, INC.
Registrant

Dated: May 6, 2005	/s/ Thomas J. Crocker

Thomas J. Crocker
Chief Executive Officer
(Principal Executive Officer)
CRT Properties, Inc.

Dated: May 6, 2005	/s/ Terence D. McNally

Terence D. McNally
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
CRT Properties, Inc.

Dated: May 6, 2005	/s/ Randal L. Martin

Randal L. Martin
Controller
(Principal Accounting Officer)
CRT Properties, Inc.