Form 10-Q
period 2005-06-30
CRT PROPERTIES INC
filed 2005-08-08
CIK 835664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2005 or

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $.01 par value	31,852,370 shares

CRT PROPERTIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
CRT PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and amounts in thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Real Estate Investments:
Operating properties:
Land	$164,420	$162,988
Buildings	1,269,850	1,189,658
Furniture and equipment	3,758	3,747
Accumulated depreciation	(238,182)	(215,587)

Operating properties, net	1,199,846	1,140,806
Undeveloped land held for investment	14,628	14,628
Cash and cash equivalents	11,801	32,717
Restricted cash	8,222	15,964
Accounts receivable, net of allowance for uncollectible accounts of $1,325 and $1,169	2,750	2,839
Straight-line rents receivable	28,999	20,118
Fair value of in-place leases	9,668	10,695
Investment in unconsolidated entity	—	3,217
Other assets	44,414	43,282

TOTAL ASSETS	$1,320,328	$1,284,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and loans payable	$676,971	$623,467
Accounts payable	11,121	8,584
Accrued real estate taxes payable	11,613	2,414
Accrued liabilities — other	13,234	24,259
Dividends payable	11,448	11,365
Advance rents and security deposits	9,307	9,039

Total Liabilities	733,694	679,128

Minority interest	13,294	11,179

Shareholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; liquidation preference of $25 per share; 2,990,000 shares issued and outstanding	30	30
Common stock, $.01 par value; 100,000,000 shares authorized; 40,352,351 and 40,115,540 shares issued; 31,852,370 and 31,614,502 shares outstanding	403	401
Capital in excess of par value	767,896	762,642
Unearned compensation	(3,690)	—
Accumulated other comprehensive loss	(536)	(536)
Dividends in excess of net income	(59,304)	(37,110)
Treasury stock, at cost; 8,499,981 and 8,501,038 shares	(131,459)	(131,468)

Total Shareholders’ Equity	573,340	593,959

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,320,328	$1,284,266

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and amounts In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
REVENUES
Base rental revenues	$43,769	$36,778	$86,605	$71,534
Recoveries from tenants	4,799	2,582	9,590	6,095
Parking and other	1,491	1,571	2,949	2,770
Management fees	172	108	382	174

Total operating revenues	50,231	41,039	99,526	80,573

EXPENSES
Property operations	14,397	11,534	27,713	22,481
Real estate taxes	5,785	4,502	11,429	9,091
Depreciation and amortization	13,173	9,916	25,211	19,136
General and administrative	6,817	3,167	10,922	6,011
Other	23	58	46	110

Total operating expenses	40,195	29,177	75,321	56,829

OPERATING INCOME	10,036	11,862	24,205	23,744

OTHER INCOME AND (EXPENSE)
Interest income	69	135	184	262
Mortgage and loan interest, including amortization of deferred loan costs of $332 and $378 for the three months and $1,320 and $752 for the six months	(10,466)	(7,520)	(21,108)	(14,826)

Total other income and (expense)	(10,397)	(7,385)	(20,924)	(14,564)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITY	(361)	4,477	3,281	9,180
Income tax provision	—	—	—	—

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITY	(361)	4,477	3,281	9,180
Minority Interest	(62)	—	(138)	—

NET INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITY	(423)	4,477	3,143	9,180
Equity in earnings of unconsolidated entity	24	110	124	241

NET INCOME (LOSS)	(399)	4,587	3,267	9,421
Dividends on preferred stock	(1,588)	(1,588)	(3,177)	(3,176)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,987)	$2,999	$90	$6,245

EARNINGS (LOSS) PER SHARE:
Basic	$(0.06)	$0.11	$—	$0.24

Diluted	$(0.06)	$0.11	$—	$0.23

WEIGHTED AVERAGE SHARES:
Basic	31,822	26,840	31,787	26,455

Diluted	31,822	27,230	32,151	26,882

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Preferred Stock		Common Stock		Capital		Accumulated	Dividends		Total
					in Excess		Other	In Excess		Share-
	Shares	Par	Shares	Par	Of Par	Unearned	Comprehensive	of Net	Treasury	holders'
	Issued	Value	Issued	Value	Value	Compensation	Loss	Income	Stock	Equity
BALANCE AT DECEMBER 31, 2004	2,990	$30	40,115	$401	$762,642	$—	$(536)	$(37,110))	$(131,468)	$593,959
Issuance of restricted stock			180	2	4,098	(4,100)				—
Common stock sold					16				9	25
Amortization of restricted stock award						410				410
Shares issued pursuant to long-term incentive plan			21		479					479
Options exercised			36	—	661					661
Dividends declared								(25,461)		(25,461)
Net Income								3,267		3,267

BALANCE AT JUNE 30, 2005	2,990	$30	40,352	$403	$767,896	$(3,690)	$(536)	$(59,304)	$(131,459)	$573,340

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months
	Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$3,267	$9,421
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	(124)	(241)
Minority interest expense	138	—
Depreciation and amortization	25,211	19,136
Amortization of deferred loan costs	1,320	752
Provision for uncollectible accounts	282	277
Amortization of restricted stock award	410	—
Changes in assets and liabilities:
Increase in receivables and other assets	(10,928)	(7,701)
Increase in accounts payable, accrued liabilities and other liabilities	1,477	8,742

Net cash provided by operating activities	21,053	30,386

INVESTING ACTIVITIES
Property acquisitions	(14,990)	(83,944)
Tenant improvements to first generation space	(6,125)	(4,297)
Tenant improvements to second generation space	(5,081)	(2,106)
Building improvements	(3,618)	(7,940)
Deferred tenant costs	(2,228)	(2,371)
Additions to furniture and equipment	(11)	(114)
Decrease (Increase) in restricted cash	7,742	(809)
Investment in unconsolidated entity	—	(3,148)
Dividends from unconsolidated entity	57	—

Net cash used in investing activities	(24,254)	(104,729)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	661	2,643
Proceeds from sales of common stock	25	100,337
Proceeds from mortgages and loans	87,000	6,000
Principal payments on mortgages and loans payable	(79,996)	(17,724)
Distributions to minority interest	(26)	—
Dividends paid	(25,379)	(20,095)

Net cash (used in) provided by financing activities	(17,715)	71,161

Net decrease in cash and cash equivalents	(20,916)	(3,182)
Cash and cash equivalents — beginning of period	32,717	9,163

Cash and cash equivalents — end of period	$11,801	$5,981

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$—	$5

Cash paid during the period for interest	$19,799	$13,966

Non cash item-issuance of restricted stock to certain key executives	$4,100	$—

Non cash item-shares issued pursuant to long-term incentive plan	$479	$—

Non cash item-assumption of debt from real estate acquisitions	$46,500	$75,874

Non cash item-issuance of assets and limited partner units for acquisitions	$5,269	$2,041

See notes to unaudited condensed consolidated financial statements.

CRT PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2005 AND 2004
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
     1. Organization. We are a fully integrated, self-administered and self-managed equity real estate investment trust (a “REIT”) which develops, owns, operates, leases and manages office buildings in metropolitan areas in the southeastern United States, Maryland and Texas. We conducted our initial public offering in 1988. Our common shares are listed on the NYSE under the symbol CRO and our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol CRO-PA. As of June 30, 2005, we owned 137 office buildings containing 11.7 million rentable square feet, primarily located in more than twenty-five office projects in twelve metropolitan areas in the Southeastern United States, Maryland and Texas.
     2. Pending Merger Transaction. On June 17, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DRA G&I Fund V Real Estate Investment Trust (“Parent”) and DRA CRT Acquisition Corp., a wholly-owned subsidiary of Parent ( “MergerCo”, and together with Parent, the “Acquirors”), providing for the merger of the Company with and into MergerCo (the “Merger”). The Acquirors represent clients advised by DRA Advisors LLC, a New York-based registered investment advisor specializing in real estate investment management services for institutional and private investors.
     Pursuant to the terms of the Merger Agreement, at the effective time of the Merger each share of our common stock issued and outstanding will be converted into the right to receive $27.80 in cash, plus unpaid dividends through the earlier of closing and September 30, 2005 (the “Merger Consideration”). Also at the effective time of the Merger, each outstanding option to purchase shares of our common stock will be canceled in exchange for the right to receive the excess of the Merger Consideration over the exercise price of the option.
     At the effective time of the Merger, each issued and outstanding share of our 8.5% Series A Cumulative Redeemable Preferred Shares will be exchanged for a share of 8.5% Series A Cumulative Redeemable Preferred Stock of MergerCo, with terms identical to the terms of the existing preferred shares. The Merger Agreement provides that we may continue to declare and pay regularly quarterly dividends on our preferred shares.
     The Merger and the transactions contemplated by the Merger Agreement have been unanimously approved by our Board of Directors. The consummation of the Merger is conditioned upon customary closing conditions, including the approval of our common shareholders, but contains no financing contingencies. While the Merger Agreement restricts our ability to solicit other proposals, the agreement permits us to consider unsolicited proposals. The Merger Agreement contains certain termination rights for both the Acquirors and us and provides that upon termination of the Merger Agreement under certain circumstances, we may be required to pay the Parent a break-up fee of $40 million.
     In connection with the Merger Agreement, DRA Growth and Income Fund V LLC has issued an unconditional guarantee for the payment and performance when due of all the liabilities, obligations and undertakings of the Acquirors (the “Guaranty”). The Guaranty will terminate upon the earlier of the termination of the Merger Agreement (other than as a result of default or breach by the Acquirors) or the closing of the Merger.
     We are aware of two purported class action lawsuits related to the Merger Agreement filed against us, each of our directors and DRA Advisors LLC in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The two lawsuits allege, among other things, that the Merger Consideration is unfair and inadequate and unfairly favors insiders. In addition, the complaints allege that our directors violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of shareholder value, including the implementation of a bidding mechanism to foster a fair auction of our company to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent short-term value to our shareholders. The complaints seek, among other relief, certification of the lawsuit as a class action, a declaration that the Merger is unfair, unjust and inequitable to our shareholders, an injunction preventing completion of the Merger at a price that is not fair and equitable, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper.
     On August 8, 2005, we entered into a memorandum with the plaintiffs in the two cases described above, pursuant to which we agreed in principal to settle these lawsuits. Under the terms of the proposed settlement, which is subject to the execution of the definitive settlement documents, completion by plaintiffs’ counsel of confirmatory discovery and court approval, we agreed to make certain additional disclosures in our definitive proxy statement dated August 8, 2005, which were not contained in the preliminary proxy statement we filed with the Securities and Exchange Commission on July 15, 2005. In addition, we agreed not to oppose application by plaintiffs’ counsel to the court for an award of attorneys’ fees and expenses in an amount not to exceed the aggregate $400,000, which would be paid by us or our successors.
     3. Basis of Presentation and Summary of Recent Accounting Pronouncements. The condensed consolidated financial statements have been prepared by CRT. All material intercompany transactions and accounts have been eliminated in consolidation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements.
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Form 10-K Annual Report for the year ended December 31, 2004. The accompanying balance sheet at December 31, 2004, has been derived from the audited financial statements at that date and is condensed.
     All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for future periods or for the full year.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This statement replaces SFAS 123 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Public entities that do not file as small business issuers are subject to the provisions of this Statement which are effective for the Company January 1, 2006. We are currently evaluating the effects of SFAS No. 123(R) on our condensed consolidated financial statements.
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
     4. Summary of Significant Accounting Policies and Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances. However, actual results could differ from our estimates under different assumptions or conditions. We evaluate the reasonableness of our estimates on an ongoing basis.
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
     Impairment of Long-Lived Assets. Our long-lived assets include investments in real estate. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of operating properties based on the operating cash flows of the properties. In performing our assessment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the three and six months ended June 30, 2005, we did not record any impairment charges. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.
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
     Revenue Recognition. Rental income is generally recognized over the lives of leases according to provisions of the underlying lease agreements. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. For these leases, we record rental income for the full term of each lease on a straight-line basis. For the quarters ended June 30, 2005 and 2004, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $4,326,000 and $1,407,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases. For the six months ended June 30, 2005 and 2004, the recognition of rental revenues on a straight-line basis for applicable leases increased rental revenues by $8,885,000 and $2,656,000, respectively, over the amount which would have been recognized based upon the contractual provisions of these leases.
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
     Investment in Unconsolidated Entity. On May 9, 2005, we acquired the remaining 70 percent equity interests that we did not already own in the partnership which owns Broward Financial Centre in Ft. Lauderdale, Florida. As of June 30, 2005, the assets, liabilities, and net results of Broward Financial Centre are included in our consolidated financial statements. Prior to this acquisition, we accounted for our investment in Broward Financial Centre using the equity method of accounting, as we did not have a controlling interest over the operating and financial policies of the joint venture. As a result, the assets and liabilities of the joint venture were not included in our balance sheet prior to May 9, 2005. FIN No. 46(R), “Consolidation of Variable Interest Entities,” requires existing unconsolidated Variable Interest Entities (“VIE”) to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both. Prior to the acquisition above, we accounted for our investment in Broward Financial Centre using the equity method of accounting rather than consolidation under FIN 46(R) since we had determined that we were not the primary beneficiary of the entity. Equity investments are initially recorded at cost and are subsequently adjusted for equity in earnings and cash contributions and distributions.
     Fair Value of Financial Instruments. We believe the carrying amount of our financial instruments (temporary investments, accounts receivable, and accounts payable) is a reasonable estimate of fair value of these instruments. Based on an estimated market interest rate of 5.5 percent, the fair value of our mortgages and loans payable would be approximately $701.5 million at June 30, 2005.

     Fair Value of In-Place Leases. SFAS No. 142 “Goodwill and Other Intangible Assets,” requires us to recognize certain intangible assets obtained as part of the acquisition of real property, including the value of acquired, in-place leases and certain customer relationships. We amortize these intangible assets on a straight-line basis over the remaining term of the acquired leases. As of June 30, 2005, we had intangible assets related to acquired leases as follows (in thousands):

			Net	Weighted
			Carrying Value	Average
		Accumulated	of In-place	Amortization
	Initial Cost	Amortization	Leases	Period (in years)
Atlantic Center Plaza	$9,400	$(1,332)	$8,068	10
Baymeadows Way	242	(71)	171	10
Campus Circle & Tollway Crossing	500	(224)	276	4
Decoverly	654	(343)	311	3
McGinnis Park	329	(124)	205	4
The Lakes on Post Oak	1,500	(969)	531	4
Three Ravinia	274	(168)	106	5.5

Total	$12,899	$(3,231)	$9,668

     We recognized aggregate amortization for the three and six months ended June 30, 2005 of $573,000 and $1,027,000, respectively. Aggregate amortization expense is expected to be $2.2 million for the years ended December 31, 2005 through 2008, and $1.0 million for the year ended December 31, 2009.
     We are currently evaluating any other intangible assets that may have arisen resulting from the following acquisitions: Westchase Corporate Center in Houston, Texas; Signature Place located in Dallas, Texas; and Las Olas Centre and Broward Financial Centre, located in Fort Lauderdale, Florida.
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
     5. Stock Options. SFAS No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. We have continued to apply APB 25 to our stock based compensation awards to our employees and as a result, no compensation related to the stock options was charged to income during the three and six months ended June 30, 2005 and 2004. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS 123 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company will be subject to the provisions of this statement effective January 1, 2006.

The pro forma effect on net income and earnings per share from stock based compensation awards to our employees is as follows:

	Three Months
	Ended June 30,
	2005	2004
Net income (loss) attributable to common shareholders- As reported	$(1,987,000)	$2,999,000
Stock-based employee compensation expense determined under fair value method for all forfeitures (awards)	94,000	62,000

Pro forma net income (loss)	$(1,893,000)	$3,061,000

EARNINGS PER SHARE:
Basic-as reported	$(0.06)	$0.11

Basic-pro forma	$(0.06)	$0.11

Diluted-as reported	$(0.06)	$0.11

Diluted-pro forma	$(0.06)	$0.11

	Six Months
	Ended June 30
	2005	2004
Net income attributable to common shareholders- As reported	$90,000	$6,245,000
Stock-based employee compensation expense determined under fair value method for all forfeitures (awards)	94,000	94,000

Pro forma net income	$184,000	$6,339,000

EARNINGS PER SHARE:
Basic-as reported	$—	$0.24

Basic-pro forma	$0.01	$0.24

Diluted-as reported	$—	$0.23

Diluted-pro forma	$0.01	$0.24

     6. Statement of Cash Flows. On February 9, 2005, we refinanced our $77.0 million loan held by Column Financial, Inc. with a $78.0 million loan from ING USA Annuity and Life Insurance Company (“ING”). The new loan has an initial maturity date of March 1, 2031, with two one-year extension options. The loan bears monthly interest at variable rate of LIBOR plus 1.25% (the LIBOR monthly contract rate in effect for this loan was 3.10% as of June 30, 2005) and is interest only for the first twelve months. Beginning March 1, 2006, monthly principal payments based on a 25 year amortization schedule will be due along with interest payments. This indebtedness will be collateralized by a property with a carrying value of approximately $108.7 million at June 30, 2005. This new loan required a $6.0 million Letter of Credit in lieu of lender escrows for leasing costs.
     On May 9, 2005, we acquired the remaining 70 percent equity interests that we did not already own in the partnership which owns Broward Financial Centre in Ft. Lauderdale, Florida. These equity interests were purchased based on a total property value of approximately $70.0 million. We assumed an existing $46.5 million fixed-rate mortgage, with an interest rate of 4.84%, as part of this transaction. We preliminarily allocated approximately $1.4 million and $66.9 million of the net purchase price to the value of the acquired land and building, respectively.

     7. Earnings Per Share. Basic earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares underlying the options had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.
     For the three and six months ended June 30, 2005 and 2004, respectively, earnings per common share are calculated as follows (in thousands except per share data):

	Three Months
	Ended June 30,
	2005	2004
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income (loss) attributable to common shareholders	$(1,987)	$2,999

Shares:
Weighted average number of common shares outstanding – Basic	31,822	26,840

EARNINGS PER SHARE – BASIC	$(0.06)	$0.11

Shares:
Weighted average number of common shares outstanding – Basic	31,822	26,840
Effect of dilutive securities (a):
Stock options	—	390

Adjusted weighted average common shares – Diluted	31,822	27,230

EARNINGS PER SHARE – DILUTED	$(0.06)	$0.11

	Six Months
	Ended June 30,
	2005	2004
EARNINGS PER COMMON AND DILUTIVE POTENTIAL COMMON SHARE:
Net Income attributable to common shareholders	$90	$6,245

Shares:
Weighted average number of common shares outstanding – Basic	31,787	26,455

EARNINGS PER SHARE – BASIC	$—	$0.24

Shares:
Weighted average number of common shares outstanding – Basic	31,787	26,455
Effect of dilutive securities (a):
Stock options	364	427

Adjusted weighted average common shares – Diluted	32,151	26,882

EARNINGS PER SHARE – DILUTED	$—	$0.23

(a)	Shares issuable were derived using the “Treasury Stock Method” for all dilutive potential shares. We excluded 396,000 dilutive stock options from the above calculation for the three months ended June 30, 2005.

     8. Mortgages and Loans Payable. At June 30, 2005, we had $676,971,000 of loans outstanding, which are collateralized by mortgages on all but eight of our buildings. Annual maturities for mortgages and loans payable are summarized as follows (in thousands):

Year Ending December 31,
2005	$3,071
2006	24,974
2007	108,989
2008	120,130
2009	141,016
Subsequent Years	278,791

Total	$676,971

     9. Dividends. We paid quarterly dividends on our common stock of $0.35 per share on January 28, 2005, to shareholders of record on December 31, 2004. During the quarter ended March 31, 2005, our Board of Directors declared a quarterly dividend on our common stock of $0.35 per share payable on April 29, 2005, to shareholders of record on March 31, 2005. During the quarter ended June 30, 2005, our Board of Directors declared a quarterly dividend on our common stock of $0.35 per share payable on July 29, 2005, to shareholders of record on June 30, 2005.
     On February 17, 2005, our Board of Directors declared a dividend on our preferred stock of $0.53125 per share paid on March 15, 2005, to shareholders of record on March 1, 2005. This preferred dividend covered the period December 15, 2004 through March 14, 2005. During the quarter ended June 30, 2005, our Board of Directors declared a dividend on our preferred stock of $0.53125 per share paid on June 15, 2005, to shareholders of record on June 1, 2005. This preferred dividend covered the period March 15, 2004 through June 14, 2005.
     10. Segment Reporting. We operate in one business segment, the ownership and management of commercial real estate. Our primary business is the ownership, development, and operation of income-producing office properties. Management operates each property as an individual operating segment and has aggregated these operating segments into a single segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. As of June 30, 2005, all of our operations were located in the Southeastern United States, Maryland and Texas.
     11. Common Stock. On January 13, 2004, we issued 5,175,000 shares of common stock (including 675,000 shares issued in connection with the exercise of an over-allotment option granted to our underwriter) at a price to the public of $20.45 per share. The net proceeds of the offering were used to pay down our revolving credit facility ($15 million), fund the Decoverly acquisition ($42.2 million) as well as a portion of the Atlantic Center Plaza acquisition ($40.5 million) and for general corporate purposes.
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
     Under our 2002 long-term incentive plan, certain senior officers receive payments based on the performance of our common stock over a three-year measurement period and the performance of our common stock compared to a defined peer group of REITs within the Morgan Stanley REIT index over a three-year measurement period. Payments under the plan are dependent on the achievement of certain performance goals and on satisfaction of certain vesting requirements. In February 2005, we issued 21,018 shares of common stock to certain senior executives currently participating in the long-term compensation plan. These shares of common stock were valued at approximately $479,000.
     Under our 2005 senior management compensation plan, we granted 179,667 restricted shares of our common stock to certain key executives of our Company. The restricted shares vest (using both performance and time vesting features) over a period of five years from the date of issuance. Upon issuance of the restricted shares, deferred compensation of $4.1 million was charged to stockholders’ equity and is being recognized as compensation expense ratably over the five year vesting period. Non-cash compensation expense related to the vesting of the restricted shares of approximately $205,000 and $410,000 was recognized during the three and six months ended June 30, 2005, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•	the satisfaction of the conditions to closing of our proposed merger with and into DRA CRT Acquisition Corp., pursuant to the Agreement and Plan of Merger, dated June 17, 2005 between us, DRA G&I Fund V Real Estate Investment Trust and DRA CRT Acquisition Corp., including the approval of our shareholders;

•	potential or actual litigation, including those matters described in Part II—Legal Proceedings below or other litigation challenging the proposed merger transaction;

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.
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
     Our revenues are dependent in part on the occupancy of our portfolio of office buildings. Over the past few years, as a struggling national economy resulted in white-collar job losses and a general oversupply of office space in many markets, occupancy rates declined in most of our markets. The office building sector continues to experience comparatively low occupancy rates in most markets. As of June 30, 2005, our portfolio was 84% occupied compared to 80% as June 30, 2004, and 82% as of March 31, 2005.
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
Pending Merger Transaction
     On June 17, 2005, we entered into a definitive merger agreement with DRA G&I Fund V Real Estate Investment Trust (“Parent”) and DRA CRT Acquisition Corp., a wholly-owned subsidiary of Parent ( “MergerCo”, and together with Parent, the “Acquirors”), providing for the merger of the Company with and into MergerCo. The Acquirors represent clients advised by DRA Advisors LLC, a New York-based registered investment advisor specializing in real estate investment management services for institutional and private investors. Pursuant to the terms of the merger agreement, at the effective time of the merger each share of our common stock issued and outstanding will be converted into the right to receive $27.80 in cash, plus unpaid dividends through the earlier of closing and September 30, 2005. Also at the effective time of the merger, each outstanding option to purchase shares of our common stock will be canceled in exchange for the right to receive the excess of the merger consideration over the exercise price of the option.
     At the effective time of the merger, each issued and outstanding share of the Company’s 8.5% Series A Cumulative Redeemable Preferred Shares will be exchanged for a share of 8.5% Series A Cumulative Redeemable Preferred Stock of MergerCo, with terms identical to the terms of the existing preferred shares. The merger agreement provides that we may continue to declare and pay regularly quarterly dividends on our preferred shares.
     The merger and the transactions contemplated by the merger agreement have been unanimously approved by our Board of Directors. The consummation of the merger is conditioned upon customary closing conditions, including the approval of our common shareholders, but contains no financing contingencies. While the merger agreement restricts our ability to solicit other proposals, the agreement permits us to consider unsolicited proposals. The merger agreement contains certain termination rights for both the Acquirors and us and provides that upon termination of the merger agreement under certain circumstances, we may be required to pay Parent a break-up fee of $40 million.
     In connection with the merger agreement, DRA Growth and Income Fund V LLC has issued an unconditional guarantee for the payment and performance when due of all the liabilities, obligations and undertakings of the Acquirors. This guarantee will terminate upon the earlier of the termination of the merger agreement (other than as a result of default or breach by the Acquirors) or the closing of the merger.
     For additional and more detailed information on the proposed merger transaction and the related special meeting of our shareholders, please refer to our definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on July 26, 2005.
Critical Accounting Policies And Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements that appear elsewhere in this quarterly report on Form 10-Q. A full summary of the significant accounting policies used in preparing the condensed consolidated financial statements is set forth in Note 4 to those statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from estimates made. We believe that the specific accounting policies discussed below are critical in preparing our condensed consolidated financial statements due to the increased level of assumptions used or estimates made in determining their impact on our condensed consolidated financial statements.

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
     Real estate assets are classified as held for sale or held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying amount or fair value less costs to sell. With respect to assets classified as operating properties, we periodically review these assets to determine whether our carrying amount will be recovered. A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value. Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell. If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining estimated holding period are used to determine if the carrying value is recoverable. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to its estimated fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions that are highly subjective and based on a variety of factors, including but not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other variables. If one or more assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease in net income. No impairment losses were recognized for the three and six months ending June 30, 2005.
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
Off Balance-Sheet Arrangements
     On January 12, 2004, we, through a newly formed subsidiary DownREIT limited partnership called Koger BFC, Ltd., acquired all of the partnership interests in Broward Financial Centre (“BFC”) in downtown Fort Lauderdale, Florida, in a joint venture with an affiliate of Investcorp Properties Limited of New York (“Investcorp”), for approximately $60.1 million. BFC is a single twenty-four story building containing approximately 326,000 rentable square feet. We initially acquired a 30% interest in the joint venture and on May 9, 2005, we acquired the remaining 70% interest in the joint venture. Approximately 14% of the existing partnership interests in BFC were first owned by entities in which the Chief Executive Officer, Thomas J. Crocker had a 50% ownership interest (“Crocker Affiliate”). The decision to acquire BFC and the terms thereof were approved by the members of our board of directors and finance committee without the participation of Mr. Crocker. We acquired the partnership interests held by Crocker Affiliate by issuing 97,948 limited partnership units (“Units”) in exchange for the contribution of its partnership interests. The Units are entitled to receive quarterly distributions equivalent to the quarterly dividend declared on our common stock. Commencing on the first anniversary of the transaction, Crocker Affiliate can cause the Units to be redeemed in exchange for cash (at a price per Unit equal to the lesser of the per share price for a share of our common stock at the time of redemption and the average per share closing price of our common stock for the thirty trading days preceding the redemption) or, at our option, shares of our common stock (one share of our common stock per Unit). Prior to our acquisition of the remaining 70%, our total investment in this joint venture was $5.3 million including DownREIT minority contributions ($2.1 million) and closing costs. Prior to our May 9, 2005 acquisition described below, we accounted for this investment using the equity method of accounting as we did not have a controlling interest over the operating and financial policies of the joint venture, nor were we the primary beneficiary under FIN 46(R). As a result, the assets and liabilities of this joint venture were not included in our balance sheet. This investment was recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. On May 9, 2005, we acquired the remaining 70 percent equity interest in Broward Financial Centre. As part of this transaction, we assumed an existing $46.5 million fixed-rate mortgage, with an interest rate of 4.84%. We preliminarily allocated approximately $1.4 million and $66.9 million of the net purchase price to the value of the acquired land and building, respectively. Subsequent to this acquisition, we have consolidated the assets and liabilities of Broward Financial Centre.

Related-Party Transactions
     Under our 2002 long-term incentive plan, certain senior officers receive payments based on the performance of our common stock over a three-year measurement period and the performance of our common stock compared to a defined peer group of REITs within the Morgan Stanley REIT index over a three-year measurement period. Payments under the plan are dependent on the achievement of certain performance goals and on satisfaction of certain vesting requirements. In February 2005, we issued 21,018 shares of common stock to certain senior executives currently participating in the long-term compensation plan. These shares of common stock were valued at approximately $479,000.
     Under our 2005 senior management compensation plan, we granted 179,667 restricted shares of our common stock to certain key executives of our Company. The restricted shares vest (using both performance and time vesting features) over a period of five years from the date of issuance. Upon issuance of the restricted shares, deferred compensation of $4.1 million was charged to stockholders’ equity and is being recognized as compensation expense ratably over the five year vesting period. Non-cash compensation expense related to the vesting of the restricted shares of approximately $205,000 and $410,000 was recognized during the three and six months ended June 30, 2005, respectively.
Results of Operations
     Operating Revenues. Operating Revenues (excluding management fees) increased $9,128,000 or 22.3 percent for the three months ended June 30, 2005, as compared to the same period in 2004. This increase was primarily the result of recent acquisitions as follows (in thousands):

		Operating	Operating
		Revenues	Revenues
		For the Period	For the Period
		Ended June	Ended June
Center Name	Date of Acquisition	30, 2005	30, 2004	Variance
Baymeadows Way	July 23, 2004	$600	$—	$600
Broward Financial Centre	May 9, 2005	1,386	—	1,386
Las Olas Centre	November 24, 2004	3,612	—	3,612
Signature Place	December 30, 2004	1,723	—	1,723
Westchase Corporate Center	August 16, 2004	918	—	918

TOTAL		$8,239	$—	$8,239

     Operating Revenues (excluding management fees) increased $18,745,000 or 23.3 percent for the six months ended June 30, 2005, as compared to the same period in 2004. This increase was primarily the result of recent acquisitions as follows (in thousands):

		Operating	Operating
		Revenues	Revenues
		For the Period	For the Period
		Ended June	Ended June
Center Name	Date of Acquisition	30, 2005	30, 2004	Variance
Atlantic Center Plaza	January 27, 2004	$7,218	$6,042	$1,176
Baymeadows Way	July 23, 2004	1,198	—	1,198
Broward Financial Centre	May 9, 2005	1,386	—	1,386
Decoverly	April 2, 2004	2,750	1,136	1,614
Las Olas Centre	November 24, 2004	7,338	—	7,338
Signature Place	December 30, 2004	3,378	—	3,378
Westchase Corporate Center	August 16, 2004	1,982	—	1,982

TOTAL		$25,250	$7,178	$18,072

     Property operations and real estate taxes. Property operations expense and real estate taxes include such charges as utilities, janitorial, maintenance, property insurance, provision for uncollectible rents and management costs. Property operations expense and real estate taxes increased $4,146,000 for the three months ended June 30, 2005, compared to the same period in 2004. This increase was due primarily to operations expense resulting from the acquisition of Las Olas Centre ($1.6 million), Decoverly ($0.2 million), Westchase Corporate Center ($0.4 million), Signature Place ($0.9 million), and Broward Financial Centre ($0.7 million).
     Property operations expense and real estate taxes increased $7,570,000 for the six months ended June 30, 2005, compared to the same period in 2004. This increase was due primarily to operations expense resulting from the acquisition of Las Olas Centre ($2.9 million), Decoverly ($0.8 million), Westchase Corporate Center ($0.9 million), Signature Place ($1.7 million), and Broward Financial Centre ($0.7 million).
     The amount of property operations expense and real estate taxes and their percentage of operating revenues (excluding management fees) for the applicable periods are as follows:

		Percent of
Period	Amount	Total Revenues
June 30, 2005—Quarter	$20,182,000	40.3%
June 30, 2004—Quarter	$16,036,000	39.2%
June 30, 2005—Six Months	$39,142,000	39.5%
June 30, 2004—Six Months	$31,572,000	39.3%
     Depreciation and amortization expense. Depreciation expense has been calculated on the straight-line method based upon the useful lives of our depreciable assets, generally 3 to 39 years. Depreciation and amortization expense increased $3,257,000 for the three months ended June 30, 2005, compared to the same period in 2004. Depreciation and amortization expense increased $6,075,000 for the six months ended June 30, 2005, compared to the same period in 2004. These increases were due primarily to depreciation resulting from the Company’s acquisition of Atlantic Center Plaza, Decoverly, Las Olas Centre, Baymeadows Way, Westchase Corporate Center, and Signature Place.
     General and administrative expense. General and administrative expense increased $3,650,000 for the three months ended June 30, 2005, compared to the same period in 2004. This increase was due primarily to approximately $2.1 million of merger-related (legal, professional and property inspection) expenses (see Note 2) as well as increases in salaries and bonuses and professional fees.
     General and administrative expense increased $4,911,000 for the six months ended June 30, 2005, compared to the same period in 2004. This increase was due primarily to approximately $2.1 million of merger-related expenses (see Note 2), and $1.4 million of long-term incentive plan expenses (see Note 11), as well as increases in salaries and bonuses and professional fees.
     Mortgage and loan interest. Mortgage and loan interest expense increased $2,946,000 for the three months ended June 30, 2005, compared to the same period in 2004. Mortgage and loan interest expense increased $6,282,000 for the six months ended June 30, 2005, compared to the same period in 2004. These increases were primarily the result of an increase in interest expense due to additional mortgage indebtedness obtained in connection with the acquisition of Baymeadows Way, Westchase Corporate Center, Las Olas Centre, Signature Place, and Broward Financial Centre.

     Net income and net income attributable to common shareholders. Net income and net income attributable to common shareholders decreased $4,986,000 for the quarter ended June 30, 2005, compared to the same period in 2004. This decrease was primarily due to increases in total operating expenses ($4.1 million), general and administrative expense ($3.7 million), depreciation and amortization expense ($3.3 million), and mortgage and loan interest expense ($2.9 million) resulting from recent acquisitions. These decreases were partially offset by an overall increase in operating revenues ($9.1 million).
     Net income and net income attributable to common shareholders decreased approximately $6,155,000 for the six months ended June 30, 2005, compared to the same period in 2004. This decrease was primarily due to an increases in total operating expenses ($7.6 million), general and administrative expense ($4.9 million), depreciation and amortization expense ($6.1 million), and mortgage and loan interest expense ($6.3 million) resulting from recent acquisitions. These decreases were partially offset by an overall increase in operating revenues ($18.7 million).
Liquidity and Capital Resources
     Operating Activities— During the six months ended June 30, 2005, we generated approximately $21.1 million in net cash from operating activities, approximately $9.3 million less than the comparable period of 2004. Our decreased generation of cash from operations is primarily attributable to an increase in the aggregate growth rate of accounts receivable and other assets (approximately $3.0 million), and a decrease in the aggregate growth rate of accounts payable, accrued liabilities, and other liabilities (approximately $7.3 million).
     Our principal source of cash flow is related to the operation of our office properties. The weighted-average term of a tenant lease is approximately 4.5 years with occupancy rates historically in the range of 75% to 90%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. As a REIT for Federal income tax purposes, we are required to pay out annually, as dividends, at least 90 percent of our REIT taxable income. In the past, we have paid out dividends in amounts at least equal to our REIT taxable income. We believe that our cash provided by operating activities and our current cash balance will be sufficient to cover debt service payments and to pay the dividends required to maintain our REIT status.
     The level of cash flow generated by rents depends primarily on the occupancy rates of our buildings and changes in rental rates on new and renewed leases and under escalation provisions in existing leases. At June 30, 2005, leases representing approximately 9.3 percent of the gross annualized rent from our properties, without regard to the exercise of options to renew, were due to expire during the remainder of 2005. These scheduled expirations represent leases for space in buildings located in 20 of the 25 centers or locations in which we own buildings. Certain of these tenants may not renew their leases or may reduce their demand for space. During the six months ended June 30, 2005, leases were renewed on approximately 65 percent of our rentable square feet that expired during the six-month period. Current market conditions in certain markets may require that rental rates at which leases are renewed or at which vacated space is leased be lower than rental rates under existing leases. Based upon the amount of leases that will expire during 2005 and the competition for tenants in the markets in which we operate, we have and expect to continue to offer incentives to certain new and renewal tenants. These incentives may include the payment of tenant improvement costs and, in certain markets, reduced rents during initial lease periods.
     Governmental tenants (including the State of Florida and the United States Government), which account for approximately 17 percent of our occupied space at June 30, 2005, may be subject to budget reductions in times of recession and governmental austerity measures. Consequently, there can be no assurance that governmental appropriations for rents may not be reduced. Additionally, certain of the private sector tenants that have contributed to our rent stream may reduce their current demands, or curtail their future need, for additional office space.

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
     Investing Activities— At June 30, 2005, substantially all of our invested assets were in real properties or joint ventures invested in real properties and our primary use of cash for investing activities was for tenant and building improvements. Improvements to our existing properties have been financed through internal operations and lender required escrow accounts. We spent $17.1 million on tenant and building improvements, as well as deferred tenant costs during the period. We also experienced a decrease in restricted cash ($7.7 million) resulting primarily from the refinancing of our existing Lakes on Post Oak mortgage. In February 2005, we refinanced this loan that required us to maintain approximately $8.6 million in required cash escrows. The new loan provided by ING, required a $6.0 million letter of credit in lieu of cash escrows.
     On May 9, 2005, we acquired the remaining 70 percent equity interests in the partnership which owns Broward Financial Centre in Ft. Lauderdale, Florida that we did not already own. These equity interests were purchased based on a total property value of approximately $70.0 million. As part of this transaction, we assumed an existing $46.5 million fixed-rate mortgage, with an interest rate of 4.84%. We preliminarily allocated approximately $1.4 million and $66.9 million of the net purchase price to the value of the acquired land and building, respectively.
     Financing Activities— We used $17.7 million of cash in financing activities during the six months ended June 30, 2005. For the same period in 2004, we generated $71.1 million of cash in financing activities. For the six months ended June 30, 2005, our largest source of cash from financing activities were proceeds from mortgages and loans ($87.0 million). In the same time period, our largest uses of cash for financing activities were principal payments on mortgages and loans payable ($80.0 million) and dividends paid ($25.4 million). For the six months ended June 30, 2004, our largest source of cash for financing activities were proceeds from the sale of common stock ($100.3 million). In the same period, our primary uses of cash for financing activities were principal payments on mortgages and loans payable ($17.7 million) and dividends paid ($20.1 million).
     We also have a $165 million secured revolving credit facility of which $9.0 million had been borrowed as of June 30, 2005. At June 30, 2005, we had a total of six buildings that were unencumbered consisting of four buildings in Charlotte, North Carolina, and two buildings in Atlanta, Georgia. Loan maturities and normal amortization of mortgages and loans payable are expected to total approximately $3.1 million during the remainder of calendar year 2005.
     On February 9, 2005, we refinanced our $77.0 million loan held by Column Financial, Inc. with a $78.0 million loan from ING USA Annuity and Life Insurance Company. The new loan has an initial maturity date of March 1, 2031, with two one-year extension options. The loan bears monthly interest at variable rate of LIBOR plus 1.25% (the LIBOR monthly contract rate in effect for this loan was 3.10% as of June 30, 2005) and is interest only for the first twelve months. Beginning March 1, 2006, monthly principal payments based on a 25 year amortization schedule will be due along with interest payments. This indebtedness is collateralized by property with a carrying value of approximately $108.7 million at June 30, 2005. This new loan required a $6.0 million Letter of Credit in lieu of lender escrows for leasing costs.
     We have on file with the SEC a shelf registration statement under which we may issue common stock, preferred stock and debt securities from time to time. As of June 30, 2005, we had $385.1 million available under this shelf registration for future issuances of securities. The amount and timing of future sales of our securities will depend on market conditions, operating cash flow, asset sales and the specific needs of our Company. We may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early repayment of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes.

Contractual Obligations (In thousands)

		Less than			More than
		One			Five
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations(a)	$676,971	$3,071	$133,963	$261,146	$278,791

(a)	Increases in interest rates on variable rate debt could increase our interest expense and adversely affect cash flow and the ability to pay dividends to shareholders. We may be required to purchase interest rate protection products in connection with future variable rate debt, which may further increase borrowing costs. Our use of leverage can adversely impact our operation, cash flow, and ability to make distributions and our financial condition will be negatively impacted if we cannot repay or refinance our indebtedness as it becomes due. We are subject to risks normally associated with debt financing, including: the risk that our cash flow will be insufficient to meet required payments of principal and interest; the risk that the existing debt with respect to our properties, which in most cases will not have been fully amortized at maturity, will not be able to be refinanced; and the risk that the terms of any refinancing of any existing debt will not be as favorable as the terms of the existing debt.
As of June 30, 2005 and December 31, 2004, our mortgage notes payable were comprised of the following (in thousands):

	As of	As of
	June 30,	December 31,	Current	Maturity
Mortgage	2005	2004	Interest Rate	Date
Variable rate mortgages (a)	$115,800	$185,800	3.84% to 4.77%	January 2008 to March 2031
Fixed rate mortgages	561,171	437,667	4.84% to 8.33%	December 2006 to January 2015

Total mortgage notes payable	$676,971	$623,467

(a)	On January 1, 2005, $80,000,000 of the variable rate mortgages was converted to a 5.49% fixed rate mortgage which has a maturity of January 1, 2015.
The weighted average interest rate on our mortgages was 5.56% and 6.07% as of June 30, 2005 and December 31, 2004, respectively.
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

     FFO excludes depreciation and amortization, however, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations and the utility of FFO as a measure of performance is thus limited. Moreover, while we believe our computation of FFO conforms to the NAREIT definition, it may not be comparable to FFO reported by REITs that interpret the definition differently or that do not define FFO in accordance with the NAREIT definition at all. Accordingly, FFO (i) should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and (iii) is not indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions, because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.
     The following presents our reconciliation of net income to FFO attributable to common shareholders for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months
	Ended June 30,
	2005	2004
	(in thousands)
Net income (loss)	$(399)	$4,587
Dividends on preferred stock	(1,588)	(1,588)
Real estate related depreciation	11,577	8,909
Real estate related depreciation – unconsolidated entity	39	170
Real estate related amortization – deferred tenant costs	916	718
Real estate related amortization – fair value of acquired leases	573	179
Minority interest share of add-backs	19	—

FFO attributable to common shareholders	$11,137	$12,975

	Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Net income	$3,267	$9,421
Dividends on preferred stock	(3,177)	(3,176)
Real estate related depreciation	22,437	17,256
Real estate related depreciation – unconsolidated entity	155	271
Real estate related amortization – deferred tenant costs	1,413	1,327
Real estate related amortization – fair value of acquired leases	1,027	316
Minority interest share of add-backs	54	—

FFO attributable to common shareholders	$25,176	$25,415

     Net Operating Income. The primary financial measure for our reportable business segment is net operating income, or “NOI”. NOI is a non-GAAP financial measure equal to net income attributable to common shareholders, the most directly comparable GAAP financial measure, plus losses from early extinguishments of debt, net derivative losses, depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations (net of minority interest), income from discontinued operations (net of minority interest), gains on sales of real estate and other assets (net of minority interest), income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services income. We use NOI internally as a performance measure and we believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of real estate assets.
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
     The following is a reconciliation of NOI to net income attributable to common shareholders for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended
	June 30,
	2005	2004
	(in thousands)
Net Operating income (a)	$29,877	$24,895

Add:
Management fee revenues	172	108
Interest income	69	135
Income from unconsolidated joint ventures	24	110

Less:
General and administrative	6,817	3,167
Interest expense	10,466	7,520
Depreciation and amortization	13,173	9,916
Other	23	58
Dividends on preferred shares	1,588	1,588
Minority interests in property partnerships	62	—

Net income (loss) attributable to common shareholders	$(1,987)	$2,999

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Net Operating income (a)	$60,002	$48,827

Add:
Management fee revenues	382	174
Interest income	184	262
Income from unconsolidated joint ventures	124	241

Less:
General and administrative	10,922	6,011
Interest expense	21,108	14,826
Depreciation and amortization	25,211	19,136
Other	46	110
Dividends on preferred shares	3,177	3,176
Minority interests in property partnerships	138	—

Net income attributable to common shareholders	$90	$6,245

(a)	Net operating income is defined as total operating revenues (excluding management fees) less property operations expense and real estate taxes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. We currently have a $165 million secured revolving credit facility and term loans with variable interest rates. We may incur additional variable rate debt in the future to meet our financing needs. Increases in interest rates on such debt could increase our interest expense, which would adversely affect our cash flow and our ability to pay dividends to our shareholders. We have not entered into any interest rate hedge contracts in order to mitigate the interest rate risk with respect to the secured revolving credit facility. As of June 30, 2005, we had $115.8 million outstanding under loans with variable interest rates. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $1,158,000. Additionally, we had $561.2 million outstanding under loans with fixed interest rates as of June 30, 2005. We may incur additional fixed rate debt in the future to meet its financing needs. If the market interest rate on this fixed rate debt were 100 basis points lower, the fair value of our fixed rate debt would increase to $589.1 million.
Item 4. Controls and Procedures.
     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in the our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of business, we have pending claims and legal proceedings. It is our opinion, based on information available at this time, that none of the current claims or proceedings has merit or will have a material effect on our consolidated financial statements.
     In addition, we are aware of two purported class action lawsuits related to the pending merger transaction with DRA CRT Acquisition Corp. filed against us, each of our directors and DRA Advisors LLC in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The two lawsuits, Sam Leff et al v. CRT Properties, Inc. et al., Case No. 50 2005CA 005704XXXXMB(AJ), filed on June 21, 2005, and Robert Dee et al v. CRT Properties, Inc. et al., Case No. 50 2005CA 006374XXXXMB(AH), filed on July 8, 2005, allege, among other things, that the merger consideration to be paid to our shareholders in the Merger is unfair and inadequate and unfairly favors insiders. In addition, the complaints allege that our directors violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of shareholder value, including the implementation of a bidding mechanism to foster a fair auction of our company to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent short-term value to our shareholders. The complaints seek, among other relief, certification of the lawsuit as a class action, a declaration that the Merger is unfair, unjust and inequitable to our shareholders, an injunction preventing completion of the Merger at a price that is not fair and equitable, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper.
     On August 8, 2005, we entered into a memorandum with the plaintiffs in the two cases described above, pursuant to which we agreed in principal to settle these lawsuits. Under the terms of the proposed settlement, which is subject to the execution of the definitive settlement documents, completion by plaintiffs’ counsel of confirmatory discovery and court approval, we agreed to make certain additional disclosures in our definitive proxy statement dated August 8, 2005, which were not contained in the preliminary proxy statement we filed with the Securities and Exchange Commission on July 15, 2005. In addition, we agreed not to oppose application by plaintiffs’ counsel to the court for an award of attorneys’ fees and expenses in an amount not to exceed the aggregate $400,000, which would be paid by us or our successors.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 18, 2005, we held our annual meeting of shareholders and acted on the following matters:
(a)	At the meeting, our shareholders elected D. Pike Aloian, Benjamin C. Bishop, Jr., Thomas J. Crocker, Peter J. Farrell, David B. Hiley, Victor A. Hughes, Jr., Randall E. Paulson and George F. Staudter to serve a one-year term. The number of votes cast for and withheld for each of the director nominees was as follows:

NOMINEE	FOR	WITHHELD
D. Pike Aloian	27,655,027	2,008,342
Benjamin C. Bishop, Jr.	29,142,593	520,777
Thomas J. Crocker	29,055,046	608,323
Peter J. Farrell	29,143,738	519,631
David B. Hiley	29,126,148	537,221
Victor A. Huges, Jr.	29,125,789	537,580
Randall E. Paulson	29,172,774	490,595
George F. Staudter	29,066,349	597,020
(b)	The holders of 23,747,866 shares of our common stock voted for a proposal to change our state of incorporation from Florida to Maryland, the holders of 801,496 shares voted against the reincorporation proposal, the holders of 90,975 shares abstained and there were 5,023,032 broker non-votes. As a result, this reincorporation was approved (though we have taken no steps to implement the reincorporation, pending our proposed merger transaction with DRA CRT Acquisition Corp.).

(c)	The holders of 23,715,612 shares of our common stock voted for the approval of our 2005 Employee Stock Investment Plan, the holders of 787,351 shares voted against approval of the plan, the holders of 137,374 shares abstained and there were 5,023,032 broker non-votes. As a result, the 2005 Employee Stock Investment Plan was approved (though we have not yet implemented the plan, pending our proposed merger transaction with DRA CRT Acquisition Corp.).

(d)	The holders of 29,261,462 shares of our common stock voted for the ratification of the Board of Director’s selection of Deloitte & Touche, LLP., as the Company’s independent accountants, the holders of 355,772 shares voted against such ratification, the holders of 46,135 shares abstained and there were no broker non-votes. As a result, this ratification was approved.

Item 5. Other Information
(a)	The following table sets forth, with respect to each office project or location at June 30, 2005, gross square feet, rentable square feet, percentage leased, and the average annual rent per rentable square foot leased.

				Average
	Gross	Rentable		Rent Per
	Square	Square	Percent	Square
Office Project/Location	Feet	Feet (5)	Leased (1)	Foot (2)
Atlanta Atlantic Center Plaza	507,700	501,185	89%	$28.73
Atlanta Chamblee	1,199,800	1,129,594	90%	18.38
Atlanta Gwinnett	274,400	262,806	87%	19.59
Atlanta McGinnis Park	212,400	202,243	72%	17.83
Atlanta Perimeter	184,000	181,862	80%	18.36
Atlanta Three Ravinia	845,000	804,336	73%	17.73	(4)
Charlotte University	190,600	182,891	60%	18.61
Charlotte Vanguard	548,200	527,471	62%	15.41
Dallas Campus Circle	133,600	127,226	97%	21.83
Dallas Signature Place (3)	460,000	437,319	73%	20.23
Dallas Tollway Crossing	159,800	152,163	100%	22.10
Ft. Lauderdale Broward Financial (3)	342,000	325,583	86%	27.77
Ft. Lauderdale Las Olas (3)	479,000	469,199	88%	21.60
Houston Post Oak	1,265,000	1,200,984	82%	17.81
Houston Westchase Corporate Center (3)	194,000	184,259	92%	22.49
Jacksonville Baymeadows	793,400	751,295	98%	12.98	(4)
Jacksonville Baymeadows Way (3)	236,000	224,281	100%	9.50	(4)
Jacksonville JTB	436,000	416,773	100%	13.03	(4)
Memphis Germantown	562,600	531,709	83%	17.97
Orlando Central	699,700	616,477	86%	16.61
Orlando Lake Mary	318,000	303,540	77%	16.82
Orlando University	405,200	381,786	79%	19.39
Richmond Paragon	154,300	145,127	98%	18.81
St. Petersburg	715,500	672,837	88%	16.86
Tallahassee	960,300	826,384	79%	16.39
Washington D.C. Decoverly (3)	162,500	154,787	93%	24.24

Total	12,428,000	11,714,117

Weighted Average – Total Company – 137 Buildings			84%	$18.23

Weighted Average – Same Store – 129 Buildings			83%	$17.71

Weighted Average – Acquisition – 8 Buildings			86%	$21.01

(1)	The percent leased rates have been calculated by dividing total rentable square feet occupied in an office building by total rentable square feet in such building.

(2)	Rental rates are computed by dividing (a) total annualized base rents (which excludes expense pass-through and reimbursements) for an office project or location as of June 30, 2005 by (b) the rentable square feet applicable to such total annualized rents.

(3)	Properties acquired subsequent to March 31, 2004 (“Acquisition Buildings”).

(4)	Includes the effect of leases where tenants who occupy all or a substantial portion of an entire office building pay substantially all operating costs in addition to base rent.

(b)	The following schedule sets forth for all of our buildings (i) the number of leases which will expire during the remainder of calendar year 2005 (without regard to any renewals), calendar years 2006 through 2013, and years subsequent to 2013, (ii) the total rentable area in square feet covered by such leases, (iii) the percentage of total rentable square feet represented by such leases, (iv) the average annual rent per square foot for such leases, (v) the current annualized base rents represented by such leases, and (vi) the percentage of gross annualized base rents contributed by such leases. This information is based on the buildings that we owned on June 30, 2005, and on the terms of leases in effect as of June 30, 2005, on the basis of then existing base rentals, and without regard to the exercise of options to renew. Furthermore, the information below does not reflect that some leases have provisions for early termination for various reasons, including, in the case of government entities, lack of budget appropriations. Leases were renewed on approximately 65 percent of our rentable square feet which expired during the six months ended June 30, 2005.

			Percentage of	Average		Percentage
			Total Square	Annual Rent	Total	of Total
	Number of	Number of	Feet Leased	per Square	Annualized	Annual Rents
	Leases	Square Feet	Represented by	Foot Under	Rents Under	Represented by
Period	Expiring	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases
2005	210	907,066	9.3%	$18.17	$16,484,879	9.2%
2006	227	1,547,771	15.8%	18.69	28,925,609	16.2%
2007	198	1,188,350	12.2%	19.30	22,937,490	12.9%
2008	148	982,996	10.1%	18.62	18,301,220	10.3%
2009	124	1,813,069	18.5%	18.11	32,832,607	18.4%
2010	75	606,194	6.2%	17.39	10,542,959	5.9%
2011	33	535,727	5.5%	18.95	10,153,835	5.7%
2012	29	522,891	5.3%	18.03	9,425,631	5.3%
2013	3	281,147	2.9%	28.91	8,128,422	4.6%
Thereafter	44	1,389,349	14.2%	14.71	20,431,838	11.5%

Total	1,091	9,774,560	100.0%	$18.23	$178,164,489	100.0%

Item 6. Exhibits

Number	Description
2.1	Agreement and Plan of Merger, dated June 17, 2005, by and among DRA G&I Fund V Real Estate Investment Trust, DRA CRT Acquisition Corp. and CRT Properties, Inc. (1)

10.1	Form of Amended Participation Agreement, dated June 16, 2005*

10.2	Amended Participation Agreement between CRT Properties, Inc. and Terence D. McNally*

10.3	Form of Amended Supplemental Executive Retirement Plan, dated June 16, 2005*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	Guaranty, dated June 17, 2005, by DRA Growth and Income Fund V in favor of CRT Properties, Inc. (1)

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRT PROPERTIES, INC.
Registrant

Dated: August 8, 2005	/s/ Thomas J. Crocker
Thomas J. Crocker
Chief Executive Officer (Principal Executive Officer) CRT Properties, Inc.

Dated: August 8, 2005	/s/ Terence D. McNally
Terence D. McNally
Senior Vice President and Chief Financial Officer (Principal Financial Officer) CRT Properties, Inc.

Dated: August 8, 2005	/s/ Randal L. Martin
Randal L. Martin
Vice President and Controller (Principal Accounting Officer) CRT Properties, Inc.